Form 10-Q
period 1996-06-30
AMF GROUP INC
filed 1996-08-20
CIK 1015535

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q


         (MARK ONE)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE PERIOD ENDED JUNE 30, 1996
                                            OR

         _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____________ TO __________

                        COMMISSION FILE NUMBER 333-4877

                                      AMF GROUP INC.
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                        13-3873272
         (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER I.D. #)
         INCORPORATION OR ORGANIZATION)

                                      AMF GROUP INC.
                                      8100 AMF DRIVE
                                RICHMOND, VIRGINIA  23111
                                      (804) 730-4000

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
         SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES
         NO   X

         AT JUNE 30, 1996, 100 SHARES OF COMMON STOCK, PAR VALUE OF $.01, OF THE REGISTRANT WERE OUTSTANDING.







                                 AMF GROUP HOLDINGS INC.
                        __________________________________________

                                          INDEX




                             PART I. - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                        BALANCE SHEETS
                        STATEMENTS OF INCOME
                        STATEMENTS OF CASH FLOWS
                        NOTES TO FINANCIAL STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               PART II. - OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

         PART 1
         ITEM 1
                             AMF GROUP HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                  ASSETS                          PREDECESSOR
                  ------                           12/31/95       06/30/96
                                                  -----------     --------
         Current assets:
         Cash and cash equivalents               $     9,732    $   45,094
         Accounts and notes receivable, net
           of allowance for doubtful
           accounts of $3,373 and $3,007,
           respectively                               43,005        37,674
         Inventories (Note 4)                         39,821        46,387
         Prepaid expenses and other                    5,182        10,463
                                                 -----------    ----------
                  Total current assets                97,740       139,618
         Notes receivable                             22,941           156
         Property and equipment net                  259,724       533,289
         Deferred financing costs                          0        41,492
         Goodwill                                          0       783,469
         Other assets                                 19,973        18,146
                                                 -----------    ----------
           Total assets                          $   400,378    $1,516,170
                                                 ===========    ==========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

         Current liabilities:
           Notes payable to banks                $         0    $   15,000
           Long term debt, current (Note 6)            1,084        43,610
           Accounts payable and book overdrafts       27,992        28,784
           Accrued expenses                           30,328        56,878
           Income taxes payable                        7,129        (6,820)
                                                 -----------    ----------
                  Total current liabilities           66,533       137,452
         Long-term debt less current
           maturities (Note 6)                       166,277       982,109
         Other liabilities                             5,856         1,994
         Deferred income tax liabilities                 174        18,816
                                                 -----------    ----------
           Total liabilities                         238,840     1,140,371
                                                 -----------    ----------
         Commitments and contingencies (Note 5)
         Stockholder's equity:
           Common stock (Par value
             $.01, 100 shares issued
             and outstanding)                          1,538             0
           Paid-in capital                            63,781       388,950
           Retained earnings                         101,080       (12,244)
           Notes receivable - stock subscription      (1,461)            0
           Equity adjustment from foreign
             currency translation                     (3,400)         (907)
                                                 -----------    ----------
           Total stockholder's equity                161,538       375,799
                                                 -----------    ----------
           Total liabilities and
             stockholder's equity                $   400,378    $1,516,170
                                                 ===========    ==========

                   The accompanying notes are an integral part
                          of these financial statements.

                                                     AMF GROUP HOLDINGS INC.

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)
                                                      (IN THOUSANDS OF DOLLARS)

                                                                                                                     PRO FORMA
                                                                PREDECESSOR COMPANY               AMF GROUP          AMF GROUP
                                                          ------------------------------       HOLDINGS, INC.     HOLDINGS, INC.
                                                        THREE MONTHS          ONE MONTH         THREE MONTHS       THREE MONTHS
                                                       ENDED 06/30/95      ENDED 04/30/96      ENDED 06/30/96*    ENDED 06/30/96
                                                       --------------      --------------      --------------     --------------
                                                                                                  (NOTE 1)           (NOTE 3)
    Operating revenues:
      Sales of products and services                     $137,631           $  41,424          $  73,178            $114,358
      Revenue from operating lease activities                 691                 177                245                 422
                                                         --------           ---------          ---------            --------
          Total operating revenues                        138,322              41,601             73,423             114,780

    Operating expenses:
      Cost of sales                                        48,219              12,590             24,368              37,192
      Bowling center operating expenses                    50,098              42,444             33,373              55,256
      Selling, general and administrative                  13,194              23,441             11,687              16,910
                                                         --------            --------          ---------           ---------
          Total operating expenses                        111,511              78,475             69,428             109,358
                                                         --------            --------          ---------           ---------
          Operating income (loss)                          26,811             (36,874)             3,995               5,422

    Nonoperating expenses:
      Interest expense                                     (3,992)               (702)           (22,273)            (25,678)
      Other expenses, net                                    (124)               (528)              (229)               (759)
      Interest income                                         522                 217               2752               2,969
      Foreign currency transaction
        gain (loss)                                           239                  (7)               (94)               (101)
                                                        ---------           ---------         ----------           ---------
    Income before income taxes                             23,456             (37,894)           (15,849)            (18,147)
    Income tax expense                                      3,744              (4,451)            (3,971)              6,506
                                                        ---------           ---------         ----------           ---------
          Net income (loss)                             $  19,712           $ (33,443)        $  (11,878)          $ (11,641)
                                                        =========           =========         ==========           =========

    Pro Forma Financial Information:
      Income (loss) before income taxes
        and pro forma adjustments                       $  23,456         $   (37,894)

      Pro forma C corporation -
        tax provision                                       9,619             (14,316)

      Pro forma net income (loss)                       $  13,837           $ (23,578)
                                                        =========           =========

    * Includes the results of operations from May 1, 1996 (date of the Acquisition) through June 30, 1996

                                  The accompanying notes are an integral part
                                               of these financial statements.

                                                      AMF GROUP HOLDINGS INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                (UNAUDITED)
                                                       (IN THOUSANDS OF DOLLARS)


                                                                                                                     PRO FORMA
                                                              PREDECESSOR COMPANY               AMF GROUP          AMF GROUP
                                                          ------------------------------       HOLDINGS, INC.     HOLDINGS, INC.
                                                         SIX MONTHS          FOUR MONTHS         SIX MONTHS         SIX MONTHS
                                                       ENDED 06/30/95      ENDED 04/30/96      ENDED 06/30/96*    ENDED 06/30/96
                                                       --------------      --------------      --------------     --------------
                                                                                                  (NOTE 1)           (NOTE 3)
    Operating revenues:
      Sales of products and services                  $294,167            $164,371             $73,178           $236,705
      Revenue from operating lease activities            1,026                 573                 245                818
                                                      --------            --------            --------           --------
          Total operating revenues                     295,193             164,944              73,423            237,523

    Operating expenses:
      Cost of sales                                     96,931              43,909              24,368             67,975
      Bowling center operating expenses                102,588              94,613              33,373            103,498
      Selling, general and administrative               27,206              35,406              11,687             35,079
                                                      --------            --------            --------           --------
      Total operating expenses                         226,725             173,928              69,428            206,552
                                                      --------            --------            --------           --------
          Operating income (loss)                       68,468              (8,984)              3,995             30,971

    Nonoperating expenses:
      Interest expense                                  (7,719)             (4,504)            (23,873)           (48,541)
      Other expenses, net                                 (750)               (692)               (229)              (923)
      Interest income                                      925                 611               3,752              4,363
      Foreign currency transaction gain (loss)              17                 (29)                (94)              (123)
                                                      --------            --------            --------           --------
    Income before income taxes                          60,941             (13,598)            (16,449)           (14,253)
    Income tax expense                                   7,049              (1,731)             (4,205)            (4,365)
                                                      --------            --------            --------           --------
          Net income (loss)                           $ 53,892           $ (11,867)           $(12,244)           $(9,888)
                                                      ========           =========            ========           ========

    Pro Forma Financial Information:
      Income (loss) before income taxes
        and pro forma adjustments                      $60,941            $(13,598)

      Pro forma C corporation -
        tax provision                                   23,577              (5,071)
                                                      --------            --------

      Pro forma net income (loss)                    $  37,364           $  (8,527)
                                                     =========           =========

    * Includes the results of operations from May 1, 1996 (date of the Acquisition) through June 30, 1996


                                 The accompanying notes are an integral part
                                           of these financial statements.

                             AMF GROUP HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                                                  AMF GROUP
                                                                PREDECESSOR COMPANY            HOLDINGS, INC.
                                                          ------------------------------
                                                         SIX MONTHS          FOUR MONTHS      SIX MONTHS ENDED
                                                       ENDED 06/30/95      ENDED 04/30/96         06/30/96
                                                       --------------      --------------      --------------
                                                                                                  (NOTE 1)
    Cash flows from operating activities:
      Net Income (loss)                                  $  53,892           $ (11,867)          $ (12,244)
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                         19,169              15,097              11,650
      Deferred income taxes                                    282               1,018               5,871
      (Gain) loss on the sale of property
        and equipment, net                                     171                   0                 (31)
      Changes in assets and liabilities:
          Accounts and notes receivable                     (8,158)              5,614              (3,678)
          Receivable and payables - affiliates                (808)                  0                   0
          Inventories                                       (4,573)             (3,793)             (3,396)
          Other assets                                      (2,198)             (1,417)            (47,342)
          Accounts payable and accrued expenses            (11,608)              9,442              21,418
          Income taxes payable                              (3,955)             (5,833)             (8,602)
          Other liabilities                                    (83)             (2,228)               (517)
                                                          --------           ---------           ---------
          Net cash provided (used) by operating
            activities                                      42,131               6,033             (36,871)

    Cash flows used for investing activities:
      Acquisitions of operating units, net of cash acquired      0                   0          (1,341,748)
      Purchases of property and equipment                  (11,612)             (6,874)             (3,318)
      Proceeds from sales of property and equipment             75                   0                  47
      Other                                                   (290)                244                  39
                                                          --------           ---------           ---------
          Net cash used for investing activities           (11,827)             (6,630)         (1,344,980)

    Cash flows used for financing activities:
      Increase in notes payable and long term debt           2,802                   0           1,038,756
      (Decrease) in notes payable and long term debt             0            (159,780)               (233)
      Payment of noncompete obligations                          0                 (36)               (190)
      Proceeds from note receivable - shareholder             (721)             20,870                   0
      Capital contribution                                   2,424             188,009             388,950
      Dividends paid                                       (34,583)            (36,488)                  0
      Other                                                     51                   0                   0
                                                          --------           ---------           ---------
          Net cash provided (used) for
            financing activities                           (30,027)             12,575           1,427,283
          Effect of exchange rates on cash                    (780)                565                (338)
                                                          --------           ---------           ---------
    Net increase (decrease) in cash                           (503)             12,543              45,094
    Cash at beginning of period                              8,174               9,732                   0
                                                         ---------          ----------          ----------
    Cash at end of period                                $   7,671          $   22,275          $   45,094
                                                         =========          ==========          ==========

                                 The accompanying notes are an integral part
                                          of these financial statements.

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 1 -- ORGANIZATION

         AMF Group Inc. (the "Company") is a wholly owned subsidiary of AMF Group Holdings Inc. ("Holdings").

         Pursuant to a Stock Purchase Agreement dated February 16, 1996 between Holdings and the stockholders (the "Sellers") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996, Holdings acquired AMF Bowling Group through a stock purchase by Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain assets of the Predecessor Company's bowling center operations in Spain and Switzerland. Holdings did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the Sellers). Accordingly, as a result of the Acquisition, the Company owns or operates 204 domestic bowling centers and 78 international bowling centers. The purchase price for the Acquisition was $1.363 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition (the "Closing").

         The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition.

         The Acquisition occurred on May 1, 1996. Accordingly, the comparative results of operations of the Predecessor Company for the six months and three months ended June 30, 1995 have been presented. Additionally, the Predecessor Company results of operations for the periods from January 1, 1996 and April 1, 1996 through the Closing (May 1, 1996) have been presented with the results of operations of the Company from the Closing through June 30, 1996.

         Holdings is a wholly owned subsidiary of AMF Holdings Inc. ("Parent").


         NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         should be read in conjunction with the December 31, 1995 audited combined financial statements of the Predecessor Company and the March 7, 1996 consolidated financial statements of the Company presented in Registration Statement on Form S-4 filed with the Securities Exchange Commission on August 9, 1996 (SEC File No. 333-4877). The results of operations for the six months ended June 30, 1996 reflect the results of AMF Group Holdings Inc. since the inception date of January 12, 1996 and the subsidiaries acquired as of May 1, 1996 as part of AMF Bowling Group. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.


         NOTE 3 -- PRO FORMA RESULTS OF OPERATIONS

         To provide a more meaningful comparison of results of operations, pro forma statements of income have been presented for the six month and three month periods ending June 30, 1996 as if the Acquisition of the Predecessor Company had occurred on January 1, 1996. The pro forma statements of income are based upon the Predecessor Company's statements of income for the four month and one month periods ending April 30, 1996 and Holdings' statements of income for the six month and three month periods ending June 30, 1996 and are adjusted to give effect to (i) the financing of the Acquisition through bank debt, senior subordinated notes and senior subordinated discount notes; (ii) the amortization and depreciation resulting from the allocation of the Acquisition purchase price to fixed assets and goodwill; (iii) the two bowling centers which were retained by the Sellers; and (iv) the elimination of a one time charge for special bonuses and payments made in April, 1996 by the Sellers for $44 million.

         The following summary presents pro forma results of operations as if the Acquisition occurred as of January 1, 1995 and 1996 with respect to the six months ended June 30, 1995 and 1996, respectively. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                     1995       1996
                                                     ----       ----

              Total operating revenues            $294,593   $237,523
              Operating income                      55,991     30,971
              Income (loss) before income taxes      7,463    (14,253)

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 4 -- INVENTORIES

         Inventories by major classification are as follows:

                                                  PREDECESSOR
                                                  -----------
                                                 DECEMBER 31,  JUNE 30,
                                                     1995        1996
                                                 ------------  --------
              Raw materials                         $10,590    $ 9,587
              Work-in-process                         1,522      1,779
              Finished goods and spare parts         24,920     32,880
              Merchandise inventory                   4,045      2,947
                                                    -------    -------
                                                     41,077     47,193
              Inventory valuation reserves           (1,256)   (   806)
                                                    -------    -------
                                                    $39,821    $46,387
                                                    =======    =======


         NOTE 5 -- COMMITMENTS AND CONTINGENCIES

         Certain litigation is disclosed in Part II, Item 1 to this Form 10-Q.


         NOTE 6 -- LONG-TERM DEBT

         Long-term debt at December 31, 1995 and June 30, 1996 consists of the following:

                                               PREDECESSOR |
                                               ----------- |
                                              DECEMBER 31, | JUNE 30,
                                                  1995     |   1996
                                              ------------ | --------
              Exchange notes                          $0   | $508,756
              Mortgage and equipment notes        14,469   |    1,963
              Industrial development bond          1,354   |        0
              Bank debt                                0   |  515,000
              Note payable to bank                 3,764   |   15,000
              Note payable to affiliates         146,727   |        0
              Other                                1,047   |        0
                                                --------   |---------
                                                 167,361   |1,040,719
                                                --------   |---------
              Current maturities                  (1,084)  |  (58,610)
                                                --------   |---------
              Long-term portion                 $166,277   |$ 982,109
                                                ========   |=========
                                                           |


         The Exchange Senior Subordinated Notes (together with the Exchange Senior Subordinated Discount Notes, the "Exchange Notes") will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8% and is payable in cash semi-annually in arrears on March 15 and September 15 of each year commencing September 15, 1996.

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         The Exchange Senior Subordinated Discount Notes will mature on March 15, 2006. The Exchange Senior Subordinated Discount Notes will result in an effective yield of 12 1/4% per annum, computed on a semi-annual bond equivalent basis. No interest (other than liquidated damages, if applicable) will accrue or be payable prior to March 15, 2001 (the "Full Accretion Date"). Commencing March 15, 2001 interest will accrue and will be payable in cash semi-annually in arrears on each March 15 and September 15 of each year beginning with the first such date after the Full Accretion Date.

         The Company's payment obligations under the Notes are jointly and severally guaranteed on a senior subordinated basis (the "Senior Subordinated Guarantees") by Holdings and each of the Company's subsidiaries identified in Note 10 below (collectively, the "Guarantors"). The guarantees are subordinated to the guarantees of the Bank debt of $510.0 million outstanding at June 30, 1996, referred to in the table above ("Senior Debt") issued by the Guarantors.

         The Exchange Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt, as defined, of the Company, and rank pari passu with all existing and future subordinated debt of the Company. The claims of the holders of the Exchange Notes are subordinated to the claims of holders of Senior Debt, and will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of the Company's subsidiaries that are not Guarantors through which the Company will conduct a portion of its operations (See
         Note 10).

         The indenture governing the Exchange Senior Subordinated Notes ("Subordinated Note Indenture") and the Indenture governing the Exchange Senior Subordinated Discount Notes (the "Exchange Senior Subordinated Discount Notes Indenture" and, together with the Exchange Senior Subordinated Note Indenture, the "Exchange Note Indentures") contain certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into cer-tain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of the Company and engage in mergers and consolidations.

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 7 -- SUBSEQUENT EVENTS

         PENDING TRANSACTIONS

         Since completing the Acquisition, the Company has entered into letters of intent with a number of sellers to purchase bowling centers, including the Bowling Corporation of America centers. The total purchase price is expected to be approximately $104.0 million, subject to purchase price adjustments. Certain of the transactions are subject to a number of conditions, including the negotiation of definitive agreements and receipt of regulatory approvals. There is no assurance that any of the pending acquisitions will be consummated.


         NOTE 8 -- BUSINESS SEGMENTS

         The Combined Companies operate in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the three months ended June 30, 1996, and 1995 and identifiable assets at June 30, 1996, are presented below. The results of operations of Predecessor Company for the one month ended April 30, 1996 include a one time charge for special bonuses and payments to employees made in April 1996 by the Sellers for $44.0 million.

                                       PREDECESSOR COMPANY  AMF GROUP INC.
                                         THREE
                                        MONTHS    ONE MONTH  THREE MONTHS
                                       06/30/95   04/30/96     06/30/96
         Revenue from unaffiliated                             (Note 1)
           customers
            Bowling Centers
              Domestic                 $ 40,100   $ 16,900     $ 23,300
              International              25,200      8,500       16,200
                                         65,300     25,400       39,500

            Manufacturing                73,000     16,200       33,900
                                       $138,300   $ 41,600     $ 73,400

            Intersegment Sales
              Bowling Centers
                Domestic                     --         --           --
                International                --         --           --
                                             --         --           --

              Manufacturing               5,500      1,700        1,900
                                       $  5,500   $  1,700     $  1,900

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 8 -- BUSINESS SEGMENTS (CONTINUED)

                                       PREDECESSOR COMPANY  AMF GROUP INC.
                                     THREE MONTHS ONE MONTH  THREE MONTHS
                                       06/30/95   04/30/96     06/30/96
                                                               (Note 1)
            Operating Income
              Bowling Centers
                Domestic                    300    (11,800)      (3,100)
                International             6,300     (8,200)       2,300
                                          6,600    (20,000)        (800)

            Manufacturing                21,500    (16,700)       6,100
            Corporate                                            (1,100)
            Eliminations                 (1,300)      (200)        (200)
                                        $26,800   ($36,900)  $    4,000

            Identifiable Assets
              Bowling Centers
                Domestic                                     $  495,000
                International                                   295,100
                                                                790,100

            Manufacturing                                       654,400
            Corporate                                            71,700
                                                             $1,516,200

         Depreciation and Amortization Expense
            Bowling Centers
              Domestic                  $ 7,400    $ 3,400      $ 5,700
              International               1,900        500        2,600
                                          9,300      3,900        8,300

            Manufacturing                   800        300        2,700
            Corporate                                               900
            Eliminations                   (100)      (100)        (200)
                                        $10,000    $ 4,100      $11,700

         Capital Expenditures
            Bowling Centers             $ 4,600    $ 1,600      $ 1,500
              Domestic                    2,700      1,100        1,700
              International               7,300      2,700        3,200

            Manufacturing                 1,300        100          400
            Eliminations                 (1,300)      (300)        (300)
                                        $ 7,300    $ 2,500      $ 3,300

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 8 -- BUSINESS SEGMENTS (CONTINUED)

         Information concerning operations in these business segments for the six months ended June 30, 1996, and 1995 are presented below. The results of operations of the Predecessor Company for the four months ended April 30, 1996 include a one time charge for special bonuses and payments to employees made in April 1996 by the Sellers for $44.0 million.

                                      PREDECESSOR COMPANY   AMF GROUP INC.
                                      SIX MONTHS FOUR MONTHS  SIX MONTHS
                                       06/30/95   04/30/96     06/30/96
         Revenue from unaffiliated customers                   (Note 1)
            Bowling Centers
              Domestic                 $100,800   $ 75,000     $ 23,300
              International              50,300     33,500       16,200
                                        151,100    108,500       39,500

            Manufacturing               144,100     56,400       33,900
                                       $295,200   $164,900     $ 73,400

         Intersegment Sales
            Bowling Centers
              Domestic                       --         --           --
              International                  --         --           --
                                             --         --           --

            Manufacturing                 9,700      4,600        1,900
                                       $  9,700   $  4,600     $  1,900

         Operating Income
            Bowling Centers
              Domestic                 $ 14,700   $  3,600      ($3,100)
              International              12,900     (2,500)       2,300
                                         27,600      1,100         (800)

            Manufacturing                42,600     (9,600)       6,100
            Corporate                                            (1,100)
            Eliminations                 (1,700)      (500)        (200)
                                       $ 68,500   $ (9,000)    $  4,000

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 8 -- BUSINESS SEGMENTS (CONTINUED)

                                      PREDECESSOR COMPANY   AMF GROUP INC.
                                      SIX MONTHS FOUR MONTHS  SIX MONTHS
                                       06/30/95   04/30/96     06/30/96
                                                               (Note 1)
         Depreciation and Amortization Expense
            Bowling Centers
              Domestic                  $14,500    $11,900      $ 5,700
              International               3,400      2,500        2,600
                                         17,900     14,400        8,300

            Manufacturing                 1,700      1,200        2,700
            Corporate                                               900
            Eliminations                   (400)      (500)        (200)
                                        $19,200    $15,100      $11,700

            Capital Expenditures
              Bowling Centers           $ 7,000    $ 5,100      $ 1,500
                Domestic                  3,800      2,300        1,700
                International            10,800      7,400        3,200

            Manufacturing                 2,800        400          400
            Eliminations                 (2,000)      (900)        (300)
                                        $11,600    $ 6,900      $ 3,300

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 9 -- EMPLOYMENT AGREEMENTS AND STOCK INCENTIVE PLAN

         The Parent has entered into three employment agreements with exe-cutives of the Company, each for a term ending in May, 1999. Each agreement calls for compensation consisting of a salary and an incentive bonus of up to 50% of the executive's annual salary, if certain operational and financial targets are met. Each employ-ment agreement also calls for a continuation of certain benefits, under certain circumstances, following termination of employment.

         These three executives were also granted options to purchase a total of 345,000 shares of common stock of the Parent. Unless sooner exercised or forfeited as provided, the options expire in May, 2006. Twenty percent of the options vest on each of the first five anniversaries of the Closing Date. The exercise price of the options is $10.00 per share, which approximates the fair value of the common stock at the date of the grant.

         In connection with the Acquisition, Parent adopted the AMF Hold-ings, Inc. 1996 Stock Incentive Plan (the "Stock Incentive Plan") under which Parent may grant incentive awards in the form of shares of Parent Common Stock ("Restricted Stock Awards"), options to purchase shares of Parent Common Stock ("Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain officers, employees, consultants and non-employee directors ("Par-ticipants") of Parent and its affiliates. The total number of shares of Parent Company Stock initially reserved and available for grant under the Stock Incentive Plan is 1,767,151. A commit-tee of Parent's board of directors (the "Committee") is authorized to make grants and various other decisions under the Stock Incen-tive Plan and to make determinations as to a number of the terms of awards granted under the Stock Incentive Plan.

         The Stock Incentive Plan will terminate 10 years after its effec-tive date; however, awards outstanding as of such date will not be affected or impaired by such termination. Parent's board of di-rectors and the Committee have authority to amend the Stock Incen-tive Plan and awards granted thereunder, subject to the terms of the Stock Incentive Plan.

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



         NOTE 10 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The following condensed consolidating information presents:

              Consolidating balance sheet as of June 30, 1996 and consoli-dating statements of income and of cash flows for the six months ended June 30, 1996.

              Elimination entries necessary to combine the entities com-prising the Combined Companies.

         The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first and second tier subsidiaries as follows (together with Holdings, the "Guaran-tor Companies"):

              AMF Bowling Centers Holdings Inc.
              AMF Bowling Holdings Inc.
              AMF Bowling, Inc.
              AMF Bowling Centers, Inc.
              Bush River Corporation
              King Louie Lenexa, Inc.
              AMF Beverage Company of Oregon, Inc.
              AMF Worldwide Bowling Centers Holdings Inc.
              AMF Bowling Centers (Aust) International Inc.
              AMF Bowling Centers (Canada) International Inc. AMF BCO-France One, Inc.
              AMF BCO-France Two, Inc.
              AMF Bowling Centers Spain Inc.
              AMF Bowling Centers (Hong Kong) International Inc. AMF Bowling Centers International Inc. (Japan)
              AMF Bowling Centers Mexico Holding, Inc.
              Boliches AMF, Inc.
              AMF BCO - UK One, Inc.
              AMF BCO - UK Two, Inc.
              AMF Bowling Centers China, Inc.
              AMF BCO - China, Inc.
              AMF Bowling Centers Switzerland Inc.

         The following third-tier domestic subsidiaries of the Company, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc. have not provided guarantees (collectively, the "Non-Guarantor Companies"):

              AMF Bowling (Unlimited)
              Worthing North Properties Limited
              AMF Bowling France SNC
              AMF Bowling de Paris SNC
              AMF Bowling de Lyon La Part Dieu SNC
              Boliches y Compania

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



              Operadora Mexicana de Boliches, S.A.
              Promotora de Boliches, S.A. de C.V.
              Immeubles Obispado, S.A.
              Immeubles Minerva, S.A.
              Boliches Mexicano, S.A.
              AMF Bowling Centers (China) Company
              AMF Garden Hotel Bowling Center Company

                             AMF GROUP HOLDINGS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1996

                                                               Non -
                                                Guarantor    Guarantor                 Consolidated
                                                Companies    Companies  Eliminations     Companies
                                                ---------    ---------  ------------   -------------
                 ASSETS
  Current assets:
    Cash and cash equivalents               $   44,461      $    324  $     309      $   45,094
    Accounts and notes receivable, net
      of allowance for doubtful accounts        35,850         1,750         74          37,674
    Accounts and notes receivable --
      intercompany                               1,568         1,372     (2,940)              0
    Inventories                                 45,062         1,325                     46,387
    Prepaid expenses and other                   8,979         1,484                     10,463
                                            ----------      --------  ---------      ----------
      Total current assets                     135,920         6,255     (2,557)        139,618
    Notes receivable                               156             0                        156
    Property and equipment, net                503,574        31,184     (1,469)        533,289
    Other assets                               872,405           934    (30,232)        843,107
                                            ----------      --------  ---------      ----------
      Total assets                          $1,512,055      $ 38,373  $ (34,258)     $1,516,170
                                            ==========      ========  =========      ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
    Notes payable to banks                  $   15,000      $         $              $   15,000
    Long term debt, current                     43,610                                   43,610
    Accounts payable and book
      overdrafts                                27,245         1,538          1          28,784
    Accounts & notes payable -
      intercompany                                   0         2,655     (2,655)              0
    Accrued expenses                            54,652         2,226                     56,878
    Income taxes payable                        (7,745)          925                     (6,820)
                                            ----------       -------   --------       ---------
      Total current liabilities                132,762         7,344     (2,654)        137,452
  Long-term debt, less current
    maturities                                 982,109                                  982,109
  Other liabilities                              1,994                                    1,994
  Deferred income tax liabilities               18,019           797                     18,816
                                            ----------       -------  ---------      ----------
    Total liabilities                        1,134,884         8,141     (2,654)      1,140,371
                                            ----------       -------  ---------      ----------
  Commitments and contingencies
  Stockholders' equity:
    Common stock                                     0         3,940     (3,940)              0
    Paid-in capital                            388,950        25,968    (25,968)        388,950
    Retained earnings                          (10,872)        4,964     (6,336)        (12,244)
    Equity adjustment from foreign
      currency translation                        (907)       (4,640)     4,640            (907)
                                            ----------      --------  ---------      ----------
      Total stockholders' equity               377,171        30,232    (31,604)        375,799
                                            ----------      --------  ---------      ----------
      Total liabilities and
        stockholders' equity                $1,512,055      $ 38,373  $ (34,258)     $1,516,170
                                            ==========      ========  =========      ==========

                             AMF GROUP HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



                   CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                  JUNE 30, 1996
                                                                                  AMF Group
                                                        Non-                    Holdings Inc.
                                         Guarantor    Guarantor               Six Months Ended
                                         Companies    Companies Eliminations      06/30/96
                                         ---------    --------- ------------   --------------
                                                                                  (Note 1)
                                                                                  --------
  Operating revenues:
    Sales of Products and services       $ 69,646      $ 3,899    $  (367)       $  73,178
    Revenue from operating lease
      activities                              128          117          0              245
                                         --------      -------    -------        ---------
        Total operating revenues           69,774        4,016       (367)          73,423

  Operating expenses:
    Cost of Sales                          24,039          566       (237)          24,368
    Bowling center operating expenses      30,752        2,716        (95)          33,373
    Selling, general and
      administrative                       11,432          255          0           11,687
                                         --------      -------    -------        ---------
      Total operating expenses             66,223        3,537       (332)          69,428
      Operating income (loss)               3,551          479        (35)           3,995

  Nonoperating expenses:
    Interest expense                      (23,794)         (79)                    (23,873)
    Other expenses, net                       212          154       (595)            (229)
    Interest income (loss)                  3,782          (30)                      3,752
    Equity in earnings of subsidiaries        226            0       (226)               0
    Foreign currency transaction
      gain (loss)                             (10)         (84)         0              (94)
                                         --------      -------    -------        ---------
  Income before income taxes              (16,033)         440       (856)         (16,449)
  Income tax expense                       (4,419)         214          0           (4,205)
                                         --------      -------    -------        ---------
        Net income (loss)                $(11,614)     $   226    $   856        $ (12,244)
                                         =========     =======    =======        =========

                             AMF GROUP HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                  JUNE 30, 1996

                                                                                           AMF Group
                                                                 Non-                    Holdings Inc.
                                                   Guarantor   Guarantor               Six Months Ended
                                                   Companies   Companies Eliminations        06/30/96
                                                   ---------   --------- ------------    ------------
                                                                                           (Note 1)
                                                                                           --------
Cash flows from operating activities:
  Net income (loss)                            $   (11,614)    $   226      $  (856)       $ (12,244)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and Amortization                      11,033        667          (50)          11,650
  Deferred income taxes                               5,770        101            0            5,871
  (Gain) loss on the sale of property
    and equipment, net                                  (31)         0            0              (31)
  Changes in assets and liabilities:                                 0            0
    Accounts and notes receivable                    (3,888)       210            0           (3,678)
    Receivable and payables - affiliates               (576)      (518)       1,094                0
    Inventories                                      (3,806)       410            0           (3,396)
    Other assets                                    (60,574)    (1,219)      14,451          (47,342)
    Accounts payable and accrued expenses            22,664     (1,246)           0           21,418
    Income taxes payable                             (8,532)       (70)           0           (8,602)
    Other liabilities                                  (517)         0            0             (517)
                                               ------------   --------     --------        ---------
    Net cash provided by operating
      activities                                    (50,071)    (1,439)      14,639          (36,871)
Cash flows used for investing activities:
  Acquisitions of operating units                (1,344,819)     3,071            0       (1,341,748)
  Purchases of property and equipment                (3,191)      (394)         267           (3,318)
  Proceeds from sales of property
    and equipment                                        47          0            0               47
  Other                                                 185          0          224               39
                                               ------------    -------     --------    -------------
      Net cash used for investing
        activities                               (1,348,148)     2,677          491       (1,344,980)

Cash flows used for financing activities:
  Increase in notes payable
    and long term debt                            1,038,756          0            0        1,038,756
  (Decrease) in notes payable
    and long term debt                                 (233)         0            0             (233)
  Payment of noncompete obligations                    (190)         0            0             (190)
  Proceeds from note receivable -
    shareholder                                           0          0            0                0
  Capital contribution (redemption)
    of stock                                        404,675          0      (15,725)         388,950
  Dividends paid                                          0       (595)         595                0
  Other                                                   0          0            0                0
                                               ------------   --------     --------    -------------
    Net cash used for financing
      activities                                  1,443,008       (595)     (15,130)       1,427,283
    Effect of exchange rates on cash                   (328)       (10)           0             (338)
                                               ------------   --------     --------    -------------
Net increase (decrease) in cash                      44,461        633            0           45,094
Cash at beginning of period                               0          0            0                0
                                               ------------   --------     --------    -------------
Cash at end of period                          $     44,461   $    633     $      0    $      45,094
                                               ============   ========     ========    =============

         ITEM 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         AMF

         The financial information presented below includes operating results expressed in terms of EBITDA, which represents net income before net interest expense, income taxes, depreciation and amortization, and other income and expenses, net. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of perfor-mance determined in accordance with generally accepted accounting principles.


         GENERAL

         Pursuant to a Stock Purchase Agreement dated February 16, 1996 between AMF Group Holdings, Inc. ("Holdings") and the stockholders (the "Sellers") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996, Holdings acquired AMF Bowling Group through a stock purchase by Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain assets of the Predecessor Company's bowling center operations in Spain and Swit-zerland. Holdings did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the Sellers). Accordingly, as a result of the Acquisition, AMF Group Inc. (the "Company") owns or operates 204 domestic bowling centers and 78 international bowling centers. The purchase price for the Acquisition was $1.363 billion, less approximately $2.0 million representing debt of the Predecessor which remained in place following the closing of the Acquisition (the "Closing").

         The Company is principally engaged in two businesses which, histori-cally, have been operated independently: (i) the ownership and operation of 204 domestic bowling centers and 78 international bowling centers (bowling center operations) as of June 30, 1996; and (ii) the design, manufacture and sale of bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and replacement parts (manufacturing).

         To facilitate a meaningful comparison, this Management's Discussion and Analysis of Financial Condition and Results of Operations separately discusses results of the Company's bowling centers operations and manufacturing. The results of bowling center operations, manufacturing and the combined companies are set forth below.

         A comparison of the historical combined results of the Predecessor for the six months ended June 30, 1995 and the historical consolidated results of the Company from inception (January 12, 1996) through June 30, 1996 has been provided. This results in a comparison of six months of operations and two months of operations, as the historical consolidated results of the Company includes the results of bowling operations from the date of the Acquisition (May 1, 1996) through June 30, 1996. To facilitate a more meaningful comparison, an additional comparison of the historical combined results of the Predecessor Company for the six months ended June 30, 1995 and the pro forma (see
         Note 3 to the Notes to the Consolidated Financial Statements) results of operations for the six months ended June 30, 1996 has been provided.

                             AMF GROUP HOLDINGS INC.
                         SELECTED COMBINED FINANCIAL DATA
                                   (UNAUDITED)
                             (IN MILLIONS OF DOLLARS)
                                                   Predecessor Results     AMF Group Inc.   Predecessor Results   AMF Group Inc.
                                                   -------------------     --------------  --------------------   --------------
                                                 Six Months    Four Months   Six Months   Three Months  One Month  Three Months
                                                 ----------    -----------   ----------   ------------  ---------  ------------
                                                   6/30/95       4/30/96       6/30/96       6/30/95     4/30/96      6/30/96
                                                   -------       -------       -------       -------     -------      -------
  INCOME STATEMENT DATA:

  TOTAL COMPANY:

  Total operating revenue                        $   295.2    $   164.9    $    73.4     $   138.3    $    41.6    $    73.4
  Cost of sales                                       95.2         43.1         23.6          47.0         12.4         23.6
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Gross profit                                       200.0        121.8         49.8          91.3         29.2         49.8
  Bowling center operations expenses                  85.1         80.2         26.7          40.7         38.2         26.7
  Selling, general and administrative expenses        27.2         35.5          7.4          13.8         23.8          7.4
  Depreciation and amortization                       19.2         15.1         11.7          10.0          4.1         11.7
                                                 ---------    ---------    ---------     ---------    ---------    ---------

  Operating income                                    68.5         (9.0)         4.0          26.8        (36.9)         4.0
  Interest expense, gross                              7.8          4.5         23.9           4.0          0.7         22.3
  Other income/(expense), net                          0.2         (0.1)         3.5           0.7         (0.3)         2.4
  Income/(loss) before income taxes                   60.9        (13.6)       (16.4)         23.5        (37.9)       (15.9)
  Provision for income taxes                           7.0         (1.7)        (4.2)          3.8         (4.5)        (4.0)
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Net income (loss)                              $    53.9       ($11.9)      ($12.2)        $19.7       ($33.4)      ($11.9)
                                                 =========    =========    =========     =========    =========    =========


  BOWLING CENTER OPERATIONS:

  Total operating revenue                        $   151.1    $   108.5    $    39.5     $    65.3    $    25.4    $    39.5
  Cost of sales                                       13.7          9.1          3.6           6.1          2.3          3.6
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Gross profit                                       137.4         99.4         35.9          59.2         23.1         35.9
  Bowling center operations expenses                  86.4         80.8         26.9          41.3         38.4         26.9
  Selling, general and administrative expenses         5.5          3.1          1.5           2.0          0.8          1.5
  Depreciation and amortization                       17.9         14.4          8.3           9.3          3.9          8.3
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Operating income                                    27.6          1.1         (0.8)          6.6        (20.0)        (0.8)
  Interest expense, gross                              7.6          4.4          0.1           3.9          0.7          0.1
  Other income/(expense), net                         (0.9)        (0.4)        (0.1)          0.1         (0.2)        (0.1)
  Income/(loss) before income taxes                   19.1         (3.7)        (1.0)          2.8        (20.9)        (1.0)
  Provision for income taxes                           4.8         (0.8)         1.4           2.3         (3.2)         1.4
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Net income (loss)                              $    14.3        ($2.9)       ($2.4)    $     0.5       ($17.7)       ($2.4)
                                                 =========    =========    =========     =========    =========    =========


  BOWLING PRODUCTS (MANUFACTURING):

  Total operating revenue                        $   153.8    $    61.0    $    35.8     $    78.5    $    17.9    $    35.8
  Cost of sales                                       87.8         37.0         21.2          44.4         11.2         21.2
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Gross profit                                        66.0         24.0         14.6          34.1          6.7         14.6
  Bowling center operations expenses                   0.0          0.0          0.0           0.0          0.0          0.0
  Selling, general and administrative expenses        21.7         32.4          5.8          11.8         23.1          5.8
  Depreciation and amortization                        1.7          1.2          2.7           0.8          0.3          2.7
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Operating income                                    42.6         (9.6)         6.1          21.5        (16.7)         6.1
  Interest expense, gross                              0.1          0.1          0.0           0.0          0.0          0.0
  Other income/(expense), net                          0.9          0.2         (0.0)          0.2         (0.2)        (0.0)
  Income/(loss) before income taxes                   43.4         (9.5)         6.1          21.7        (16.9)         6.1
  Provision for income taxes                           2.2         (0.9)         1.9           1.4         (1.2)         1.9
                                                 ---------    ---------    ---------     ---------    ---------    ---------
  Net income (loss)                              $    41.2        ($8.6)   $     4.2     $    20.3       ($15.7)   $     4.2
                                                 =========    =========    =========     =========    =========    =========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         BOWLING CENTER OPERATIONS

         OPERATING REVENUE

         For the six months ended June 30, 1996, operating revenue de-creased by $111.6 million, or 73.9%, from $151.1 million for the six months ended June 30, 1995 to $39.5 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, operating revenue decreased by $25.8 million, or 39.5%, from $65.3 million for the three months ended June 30, 1995 to $39.5 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results include six and three months of activity while the current periods in-clude two months of activity.

         On a pro forma basis, for the six months ended June 30, 1996, operating revenue decreased by $3.9 million, or 2.6%, from $151.1 million for the six months ended June 30, 1995 to $147.2 million for the six months ended June 30, 1996. Of this de-crease, $0.6 million is attributable to the two bowling centers in Spain and Switzerland which were not acquired in the Acqui-sition. The remaining decrease is due to the closing during 1995 of seven Fair Lanes centers and severe weather conditions in the United States during the first quarter of 1996.


         GROSS PROFIT

         For the six months ended June 30, 1996, gross profit decreased by $101.5 million, or 73.9%, from $137.4 million for the six months ended June 30, 1995 to $35.9 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, gross profit decreased by $23.3 million, or 39.4%, from $59.2 million for the three months ended June 30, 1995 to $35.9 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results included six months of activity while the current periods include two months of activity.

         On a pro forma basis, for the six months ended June 30, 1996, gross profit decreased by $2.7 million, or 2.0%, from $137.4 million for the six months ended June 30, 1995 to $134.7 mil-lion for the six months ended June 30, 1996. This decrease is due to the decrease in operating revenues discussed above, and an increase in cost of sales of $1.2 million.

         BOWLING CENTER OPERATING EXPENSES

         For the six months ended June 30, 1996, operating expenses de-creased by $59.5 million, or 68.9%, from $86.4 million for the six months ended June 30, 1995 to $26.9 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, operating expenses decreased by $14.4 million, or 34.9%, from $41.3 million for the three months ended June 30, 1995 to $26.9 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results include six and three months of activity while the current periods in-clude two months of activity.

         On a pro forma basis, for the six months ended June 30, 1996, operating expenses decreased by $3.8 million, or 4.4%, from $86.4 million for the six months ended June 30, 1995 to $82.6 million for the six months ended June 30, 1996. This decrease is a result of the closing during 1995 of seven Fair Lanes cen-ters and management's efforts to decrease operating costs after weather conditions had a negative impact on revenues in 1996.


         SELLING, GENERAL AND ADMINISTRATIVE ("S, G & A")

         For the six months ended June 30, 1996, S, G & A decreased by $4.0 million, or 72.7%, from $5.5 million for the six months June 30, 1995 to $1.5 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, S, G & A de-creased by $0.5 million, or 25.0%, from $2.0 million for the three months ended June 30, 1995 to $1.5 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results include six and three months of activity, while the current periods include two months of activity.

         On a pro forma basis, for the six months ended June 30, 1996, S, G & A decreased by $0.8 million, or 14.5%, from $5.5 million for the six months ended June 30, 1995 to $4.7 million for the six months ended June 30, 1996.

         For the domestic centers, S, G & A expenses decreased by $1.1 million, primarily due to non-recurring expenses incurred dur-ing the three months ended March 31, 1995 resulting from the existence and subsequent closing of the Fair Lanes corporate offices, the reduction of general liability and workers compen-sation expenses and other nonrecurring costs as a result of integrating the Fair Lanes centers into the Predecessor Com-pany's risk management program and the closing of seven bowling centers. This decrease was partially offset by an increase of $0.3 million for the international centers.

         EBITDA

         For the six months ended June 30, 1996, EBITDA decreased by $38.0 million, or 83.5%, from $45.5 million for the six months June 30, 1995 to $7.5 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, EBITDA de-creased by $8.4 million, or 52.8%, from $15.9 million for the three months ended June 30, 1995 to $7.5 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results include six and three months of activity, respectively, while the current periods include only two months of activity.

         On a pro forma basis, for the six months ended June 30, 1996, EBITDA increased by $1.8 million, or 4.0%, from $45.5 million for the six months ended June 30, 1995 to $47.3 million for the six months ended June 30, 1996. This increase is primarily attributable to the decreases in bowling centers operations costs and in S, G & A.


         BOWLING PRODUCTS (MANUFACTURING)

         OPERATING REVENUES

         For the six months ended June 30, 1996, operating revenue de-creased by $118 million, or 76.7%, from $153.8 million for the six months ended June 30, 1995 to $35.8 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, operating revenue decreased by $42.7 million, or 54.4%, from $78.5 million for the three months ended June 30, 1995 to $35.8 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results include six and three months of activity while the current periods in-clude two months of activity and due to a decrease in New Cen-ter Products ("NCP") revenues in 1996 compared to 1995.

         On a pro forma basis, for the six months ended June 30, 1996, operating revenues decreased by $63.5 million, or 41.2%, from $153.8 million for the six months ended June 30, 1995 to $90.3 million for the six months ended June 30, 1996. This decrease is a result of the decline in NCP revenue, particularly from Korea and Taiwan. As a result of the maturing state of the markets in Korea and Taiwan, management does not expect NCP sales to these markets to return to the levels realized in 1995.

         GROSS PROFIT

         For the six months ended June 30, 1996, gross profit decreased by $51.4 million, or 77.9%, from $66.0 million for the six months ended June 30, 1995 to $14.6 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, gross profit decreased by $19.5 million, or 57.2%, from $34.1 million for the three months ended June 30, 1995 to $14.6 mil-lion for the three months ended June 30, 1996. This decrease is due to the fact that 1995 results include six and three months of activity, respectively, while the 1996 periods in-clude two months of activity and due to a decrease in NCP rev-enues in 1996 compared to 1995.

         On a pro forma basis, for the six months ended June 30, 1996, gross profit decreased by $29.5 million, or 44.7%, from $66.0 million for the six months ended June 30, 1995 to $36.5 million for the six months ended June 30, 1996. This decrease was pri-marily a result of the decreased operating revenue.


         SELLING, GENERAL, AND ADMINISTRATIVE ("S, G, & A")

         For the six months ended June 30, 1996, S, G, & A decreased by $15.9 million, or 73.3%, from $21.7 million for the six months ended June 30, 1995 to $5.8 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, S, G & A decreased by $6.0 million, or 50.8%, from $11.8 million for the three months ended June 30, 1995 to $5.8 million for the three months ended June 30, 1996. This decrease is due to the fact that the 1995 results include six and three months of ac-tivity, respectively, while the current periods included two months of activity and due to lower variable costs associated with a lower volume of sales in 1996 compared to 1995.

         On a pro forma basis, for the six months ended June 30, 1996, S, G & A decreased by $3.2 million, or 14.7%, from $21.7 mil-lion for the six months ended June 30, 1995 to $18.5 million for the six months ended June 30, 1996. This decrease is pri-marily attributable to lower variable costs associated with a lower volume of sales.


         EBITDA

         For the six months ended June 30, 1996, EBITDA decreased by $35.5 million, or 80.1%, from $44.3 million for the six months ended June 30, 1995 to $8.8 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, EBITDA decreased by $13.5 million, or 60.5%, from $22.3 million for the three months ended June 30, 1995 to $8.8 million for the three months ended June 30, 1996. This decrease is pri-marily due to the fact that the 1995 results include six and three months of activity, respectively, while the current peri-ods include two months of activity and to a decrease in NCP revenues in 1996 compared to 1995.

         On a pro forma basis, for the six months ended June 30, 1996, EBITDA decreased by $25.9 million, or 58.4%, from $44.3 million for the six months ended June 30, 1995 to $18.4 million for the six months ended June 30, 1996. This decrease is attributable to the decreased operating revenues offset by the decrease in S, G & A costs.


         CONSOLIDATED

         DEPRECIATION AND AMORTIZATION

         For the six months ended June 30, 1996, depreciation and amor-tization decreased by $7.5 million, or 39.1%, from $19.2 mil-lion for the six months ended June 30, 1995 to $11.7 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, depreciation and amortization increased $1.7 million, or 17%, from $10.0 million for the three months ended June 30, 1995 to $11.7 million for the three months ended June 30, 1996. This change is primarily due to the fact that the 1995 results included six and three months of activity while the current periods include only two months of activity. Additionally, the higher 1996 depreciation and amortization results from recording the fixed assets at fair value and good-will in accordance with purchase accounting.

         On a pro forma basis, for the six months ended June 30, 1996, depreciation and amortization increased by $15.7 million, or 81.8%, from $19.2 million for the six months ended June 30, 1995 to $34.9 million for the six months ended June 30, 1996. This increase is due to the increased depreciation and amorti-zation resulting from recording the fixed assets at fair value and goodwill in accordance with purchase accounting.


         INTEREST EXPENSE

         For the six months ended June 30, 1996, interest expense in-creased by $16.1 million, or 206.4%, from $7.8 million for the six months ended June 30, 1995 to $23.9 million for the six months ended June 30, 1996. For the three months ended June 30, 1996 interest expense increased by $18.3 million, or 457.5%, from $4.0 million for the three months ended June 30, 1995, to $22.3 million for the three months ended June 30, 1996. This increase was due to the debt incurred in March 1996 and on May 1, 1996 relating to the Acquisition.

         On a pro forma basis, for the six months ended June 30, 1996, interest expense increased by $40.7 million, from $7.8 million for the six months ended June 30, 1995 to $48.5 million for the six months ended June 30, 1996. This increase was due to the debt incurred in March 1996 and on May 1, 1996 relating to the Acquisition.


         NET INCOME

         For the six months ended June 30, 1996, net income decreased by $66.1 million, or 122.6%, from $53.9 million for the six months ended June 30, 1995, to a loss of $12.2 million for the six months ended June 30, 1996. For the three months ended June 30, 1996, net income decreased by $31.6 million, or 160.4%, from $19.7 million for the three months ended June 30, 1995, to a loss of $11.9 million in 1996. This decrease is the result of the fact that the 1996 results include two months of opera-tions while the 1995 results include six months, the decrease in NCP revenues, and higher depreciation and amortization charges and higher interest expense in 1996, both as a result of the Acquisition.

         On a pro forma basis, for the six months ended June 30, 1996, net income decreased by $63.8 million from $53.9 million for the six months ended June 30, 1995 to a loss of $9.9 million for the six months ended June 30, 1996. This decrease is a result of the decrease in NCP revenues and the higher deprecia-tion and amortization charges and interest expense in 1996, resulting from the Acquisition.


         INCOME TAXES

         Under the Predecessor Company, certain of the companies within the Company elected S corporation status under the Internal Revenue Code. As S corporations, the companies were histori-cally liable for U.S. federal income taxes under certain cir-cumstances and liable for state income taxes in certain juris-dictions; all other domestic income taxes were the responsi-bility of the stockholders. The international branches of the S corporations and other international entities historically filed income tax returns and paid taxes in their respective countries.

         Upon consummation of the Acquisition, the domestic and interna-tional subsidiaries of Holdings became taxable corporations under the Internal Revenue Code. The primary permanent differ-ences between book and tax income are certain interest ex-penses, goodwill, amortization, and meals and entertainment expenses permitted for book purposes but disallowed for tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows from operating activities decreased from $42.1 million for the six months ended June 30, 1995 to a use of cash of $36.9 million for the six months ended June 30, 1996. The decrease was due primarily to a reduction of net income of $66.1 million.

         Net cash flows used for investing activities increased from $11.8 million for the six months ended June 30, 1995 to $1,345.0 million for the six months ended June 30, 1996. This was primarily caused by the Acquisition of the Company on May 1, 1996. Included within cash used for investing activi-ties were capital expenditures used for the purchase of prop-erty and equipment of $11.6 million for the six months ended June 30, 1995 and $10.2 million for the six months ended June 30, 1996.

         Net cash used for financing activities was $30.0 million for 1995 while net cash of $1,427.3 million was provided in 1996. This change primarily resulted from the issuance of debt and from capital contributions related to the Acquisition.

         The Company is funding its cash needs through cash flow from operations, existing cash balances and the working capital fa-cility and acquisition facility under the Company's credit agreement with a group of lenders (the "New Bank Credit Agree-ment"). A substantial portion of the Company's available cash will be applied to service the indebtedness incurred to finance the Acquisition.

         The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Exchange Notes) depends on its future perfor-mance, which, to a certain extent, is subject to general eco-nomic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available bor-rowings under the New Bank Credit Agreement and other sources of liquidity, will be adequate to meet the Company's antici-pated future requirements for working capital, capital expendi-tures and scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Exchange Notes. However, a portion of the principal payments at maturity on the Exchange Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebt-edness, including the Exchange Notes, or to make necessary cap-ital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

         SEASONALITY AND CYCLICALITY

         On a combined basis, revenue and EBITDA of the combined busi-nesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling center operations across different regions of the U.S. and across 10 different countries has provided stability to the Company's annual cash flows. Although financial performance is still seasonal in nature, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling center operations has helped reduce this seasonality.

         The NCP segment of the manufacturing business experiences sig-nificant fluctuations due to changes in demand for NCPs as cer-tain markets experience high growth followed by market matu-rity. Market cycles for individual countries have, in the past, spanned several years with periods of high demand for small and medium sized markets (e.g., Japan, Korea, Taiwan) lasting from three to five years. These growth patterns do not seem to be closely tied to general economic cycles.

         PART II:

         ITEM 1:   LEGAL PROCEEDINGS

         The Predecessor Company terminated its Korean distribution agreement. The Korean distributor filed suit against the company in Korea seeking an injunction against the Predecessor Company's Seoul, Korea branch to prevent the Predecessor Company from selling bowling and bowling related products in Korea. On February 16, 1996, the Korean court dis-missed the litigation on jurisdictional grounds. Such decision is subject to appeal.

         On January 10, 1996, the Korean distributor filed a second suit in the Supreme Court of the State of New York against the Predecessor Company. The suit alleges a number of complaints related to the conduct and termination of the Korean distributorship agreement and alleges that the defendants caused the Korean distributor's insolvency. The Korean distributor is seeking compensatory damages of at least $41,759,000 and punitive damages of at least $100,000,000 or ten times the amount of compensatory damages awarded, whichever is greater, under each of seven causes of action set forth in the suit.

         Management believes that the Korean distributorship agreement was properly terminated and the actions against the Predecessor Company are without merit. Management intends to vigorously defend against this claim. Under the terms of the Acquisition, the Sellers have agreed to indemnify Holdings for any loss related to this litigation.

         On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc. d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pa. (Index No. 96-75), asserted a third-party claim against AMF Bowling, Inc. ("AMF Bowling") and other parties. Defendant, Golden Giant, a construction company, was previously named as defendant by a bowling center (not owned or operated by the Combined Companies) in connection with the collapse of the center's roof in early 1994.
         Golden Giant has now named AMF Bowling, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3,500,000 and Golden Giant asserts that, if plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling.

         AMF Bowling is involved in a patent infringement suit. The plaintiff in the case, a competitor of AMF Bowling's Century division, obtained a summary judgment on the issue of liability in December 1994. The court recently issued an order which will permit AMF to appeal. The plaintiff claims damages in the range of $3,000,000 to $9,000,000. A trial on damages will not occur unless and until the liability issue is resolved against AMF Bowling. Management believes the claim is without merit and intends to vigorously contest the claim.

         AMF Bowling Centers, Inc. and AMF Bowling are defendants in a wrongful death suit related to an employee. The employee's estate is seeking compensatory damages up to $3,000,000 plus $3,000,000 in punitive damages. However, the plaintiff's counsel has verbally offered to settle the case for $350,000. Management believes the claim is without merit and expects to vigorously contest the claim.

         In addition, the Company is involved in certain other lawsuits and claims arising out of normal business operations. The majority of these relate to accidents at the bowling centers.

         While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses. Management also believes that the ultimate outcome of the litigation and claims will not have a significant effect on the financial position of the Company, and that the Company has adequate reserves to cover any costs.


         ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K:

              None.

         SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


         AMF GROUP INC.
         (REGISTRANT)




          /S/ STEPHEN E. HARE
         STEPHEN E. HARE
         EXECUTIVE VICE PRESIDENT,
         CHIEF FINANCIAL OFFICER
         (DULY AUTHORIZED OFFICER AND
         CHIEF ACCOUNTING OFFICER)



         AUGUST 14, 1996