Form 10-Q/A
period 1996-06-30
AMF GROUP INC
filed 1996-08-27
CIK 1015535

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-QA


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

         The Company's payment obligations under the Notes are jointly and severally guaranteed on a senior subordinated basis (the "Senior Subordinated Guarantees") by Holdings and each of the Company's subsidiaries identified in Note 10 below (collectively, the "Guarantors"). The guarantees are subordinated to the guarantees of the Bank debt of $515.0 million outstanding at June 30, 1996, referred to in the table above ("Senior Debt") issued by the Guarantors.

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

  CONSOLIDATED COMPANY:

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


  BOWLING CENTER OPERATIONS (before intersegment eliminations):

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


  BOWLING PRODUCTS (MANUFACTURING) (before intersegment eliminations):

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

         On a pro forma basis, for the six months ended June 30, 1996, EBITDA increased by $1.3 million, or 2.90%, from $45.5 million for the six months ended June 30, 1995 to $46.8 million for the six months ended June 30, 1996. This increase is primarily attributable to the decreases in bowling centers operations costs and in S, G & A.


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

         On a pro forma basis, for the six months ended June 30, 1996, operating revenues decreased by $57.0 million, or 37.1%, from $153.8 million for the six months ended June 30, 1995 to $96.8 million for the six months ended June 30, 1996. This decrease is a result of the decline in NCP revenue, particularly from Korea and Taiwan. As a result of the maturing state of the markets in Korea and Taiwan, management does not expect NCP sales to these markets to return to the levels realized in 1995.

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

         On a pro forma basis, for the six months ended June 30, 1996, EBITDA decreased by $23.6 million, or 53.3%, from $44.3 million for the six months ended June 30, 1995 to $20.7 million for the six months ended June 30, 1996. This decrease is attributable to the decreased operating revenues offset by the decrease in S, G & A costs.


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