Form 10-Q
period 1996-09-30
AMF GROUP INC
filed 1996-11-13
CIK 1015535

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
  X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----       Exchange Act of 1934


                   For the period ended September 30, 1996
                                     or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    ----------

                       Commission file number 333-4877

                               AMF GROUP INC.
           (Exact name of registrant as specified in its charter)


           Delaware                                13-3873272
-------------------------------             -----------------------
(State or other jurisdiction of             (I.R.S. employer I.D. #)
incorporation or organization)

                                 AMF GROUP INC.
                                 8100 AMF Drive
                           Richmond, Virginia  23111
                                 (804) 730-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                ------     ------

At November 1, 1996, 100 shares of common stock, par value of $.01, of the registrant were outstanding.

                            AMF GROUP HOLDINGS INC.

                   --------------------------------------------

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


                         Part II. - Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part 1
Item 1
                            AMF GROUP HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                    PREDECESSOR
                                                      COMPANY
                                                     12/31/95                09/30/96
                                                   ------------            -----------
    ASSETS
    ------
Current assets:
Cash and cash equivalents                          $    9,732               $   27,244
Accounts and notes receivable, net
  of allowance for doubtful
  accounts of $3,373 and $3,012,
  respectively                                         43,005                   50,242
Inventories (Note 4)                                   39,821                   45,619
Prepaid expenses and other                              5,182                   15,229
                                                   ----------               ----------
             Total current assets                      97,740                  138,334
Notes receivable                                       22,941                      605
Property and equipment, net                           259,724                  531,506
Deferred financing costs                                    0                   41,206
Goodwill                                                    0                  761,995
Other assets                                           19,973                   38,657
                                                   ----------               ----------
   Total assets                                    $  400,378               $1,512,303
                                                   ==========               ==========

  LIABILITIES AND STOCKHOLDER'S EQUITY
  ------------------------------------

Current liabilities:
   Accounts payable                                $   27,992               $   32,356
   Accrued expenses                                    30,328                   39,652
   Income taxes payable                                 7,129                    3,132
   Note payable to bank (Note 6)                            0                   15,000
   Long term debt, current (Note 6)                     1,084                   39,450
                                                   ----------               ----------
             Total current liabilities                 66,533                  129,590
Long-term debt (Note 6)                               166,277                  989,759
Other long-term liabilities                             5,856                    1,849
Deferred income taxes                                     174                   20,775
                                                   ----------               ----------
   Total liabilities                                  238,840                1,141,973
                                                   ----------               ----------
Commitments and contingencies (Note 5)
Stockholder's equity:
   Common stock (Par value $.01,
     100 shares issued and
     outstanding at
     September 30, 1996)                                1,538                        0
   Paid-in capital                                     63,781                  389,117
   Retained earnings (deficit)                        101,080                  (17,498)
   Notes receivable - stock sub.                       (1,461)                       0
   Equity adjustment from foreign
     currency translation                              (3,400)                  (1,289)
                                                   ----------               ----------
   Total stockholder's equity                         161,538                  370,330
                                                   ----------               ----------
   Total liabilities and
     stockholder's equity                          $  400,378               $1,512,303
                                                   ==========               ==========

  The accompanying notes are an integral part of these financial statements.

                            AMF GROUP HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)





                                                                                 PREDECESSOR          AMF GROUP
                                                                                   COMPANY          HOLDINGS INC.
                                                                                 THREE MONTHS       THREE MONTHS
                                                                               ENDED 09/30/95      ENDED 09/30/96
                                                                               --------------      --------------
                                                                                                      (NOTE 1)

Operating revenues                                                               $130,426             $131,760

Operating expenses:
            Cost of goods sold                                                     45,827               44,998
            Bowling center operating expenses                                      41,490               42,577
            Selling, general and administrative expenses                           11,668               11,973
            Depreciation and amortization                                           9,322               17,882
                                                                                 --------             --------
                   Total operating expenses                                       108,307              117,430
                                                                                 --------             --------

                   Operating income                                                22,119               14,330

Nonoperating expenses:
            Interest expense                                                        4,237               26,284
            Other expenses, net                                                       165                  513
            Interest income                                                          (647)                (383)
            Foreign currency transaction loss                                         609                  246
                                                                                 --------             --------
Income (loss) before income taxes                                                  17,755              (12,330)
Provision (benefit) for income taxes                                                2,821               (7,076)
                                                                                 --------             --------
                   Net income (loss)                                             $ 14,934             $ (5,254)
                                                                                 ========             ========


Pro Forma Financial Information:
            Income  before income taxes
              and pro forma adjustments                                          $ 17,755

            Pro forma C corporation -
              tax provision                                                         6,573
                                                                                 --------

            Pro forma net income                                                 $ 11,182
                                                                                 ========





                  The accompanying notes are an integral part
                         of these financial statements.

                            AMF GROUP HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                                                                                         PRO FORMA
                                                                  PREDECESSOR COMPANY                AMF GROUP           AMF GROUP
                                                            -------------------------------        HOLDINGS INC.       HOLDINGS INC.
                                                             NINE MONTHS          FOUR MONTHS       NINE MONTHS         NINE MONTHS
                                                            ENDED 09/30/95      ENDED 04/30/96    ENDED 09/30/96*     ENDED 09/30/96
                                                            --------------      --------------    --------------      --------------
                                                                                                     (NOTE 1)            (NOTE 3)
Operating revenues                                               $425,619       $164,944             $205,183           $369,283

Operating expenses:
            Cost of goods sold                                    141,037         43,118               68,511            111,521
            Bowling center operating expenses                     126,621         80,196               69,366            125,111
            Selling, general and administrative expenses           38,883         35,516               19,345             34,667
            Depreciation and amortization                          28,491         15,098               29,636             52,733
                                                                 ---------      ---------           ----------          ---------
                   Total operating expenses                       335,032        173,928              186,858            324,032
                                                                 ---------      ---------           ----------          ---------

                   Operating income (loss)                         90,587         (8,984)              18,325             45,251

Nonoperating expenses:
            Interest expense                                       11,956          4,504               50,157             78,526
            Other expenses, net                                       915            692                  742              1,436
            Interest income                                        (1,572)          (611)              (4,135)            (4,746)
            Foreign currency transaction loss                         592             29                  340                369
                                                                 ---------      ---------           ----------          ---------
Income (loss) before income taxes                                  78,696        (13,598)             (28,779)           (30,334)
Provision (benefit) for income taxes                                9,870         (1,731)             (11,281)            (9,737)
                                                                 ---------      ---------           ----------          ---------
                   Net income (loss)                             $ 68,826       $(11,867)            $(17,498)          $(20,597)
                                                                 =========      =========           ==========          =========


Pro Forma Financial Information:
            Income (loss) before income taxes
              and pro forma adjustments                          $ 78,696       $(13,598)

            Pro forma C corporation -
              tax provision (benefit)                              30,150         (5,071)
                                                                 ---------      ---------

            Pro forma net income (loss)                          $ 48,546       $ (8,527)
                                                                 =========      =========





* Includes the results of operations from May 1, 1996 (date of the Acquisition) through September 30, 1996.


   The accompanying notes are an integral part of these financial statements.

                            AMF GROUP HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                                   AMF GROUP
                                                                                                                   ---------
                                                                                PREDECESSOR COMPANY              HOLDINGS INC.
                                                                        ---------------------------------        ------------
                                                                       NINE MONTHS         FOUR MONTHS           NINE MONTHS
                                                                      ENDED 09/30/95      ENDED 04/30/96        ENDED 09/30/96*
                                                                      --------------      --------------        --------------
                                                                                                                   (NOTE 1)
                                                                                                                   -------
Cash flows from operating activities:
            Net income (loss)                                         $  68,826              $ (11,867)            $  (17,498)
            Adjustments to reconcile net income to net cash
              provided by operating activities:
               Depreciation and amortization                             28,491                 15,097                 29,636
               Deferred income taxes                                        407                  1,018                 (5,527)
               Gain  on the sale of property
                 and equipment, net                                        (124)                     0                    (25)
               Changes in assets and liabilities:
                      Accounts and notes receivable                         239                  5,614                (17,448)
                      Receivable and payables - affiliates               (5,581)                     0                      0
                      Inventories                                       (10,088)                (3,793)                (2,488)
                      Other assets                                       (1,252)                (1,417)               (51,905)
                      Accounts payable and accrued expenses             (4 ,670)                 9,442                  8,133
                      Income taxes payable                               (3,619)                (5,833)                 1,754
                      Other liabilities                                    (810)                (2,228)                   397
                                                                      ---------              ---------             ----------
                      Net cash provided (used) by operating
                        activities                                       71,819                  6,033                (54,971)
                                                                      ---------              ---------             ----------

Cash flows from investing activities:
            Acquisitions of operating units, net of cash acquired             0                      0             (1,340,682)
            Purchases of property and equipment, net                    (17,122)                (6,874)                (7,886)
            Other                                                          (127)                   244                    849
                                                                      ---------              ---------             ----------
                      Net cash used for investing activities            (17,249)                (6,630)            (1,347,719)
                                                                      ---------              ---------             ----------

Cash flows from financing activities:
            Increase in notes payable and long term debt                  3,949                      0              1,051,796
            (Decrease) in notes payable and long term debt                    0               (159,780)                (9,550)
            Proceeds from note receivable - shareholder                    (721)                20,870                      0
            Capital contribution                                          2,348                188,009                389,117
            Dividends paid                                              (52,892)               (36,488)                     0
            Other                                                        (2,714)                   (36)                  (575)
                                                                      ---------              ---------             ----------
                      Net cash provided (used) for
                      financing activities                              (50,030)                12,575              1,430,788
                                                                       --------              ---------             ----------
               Effect of exchange rates on cash                          (1,294)                   565                   (854)
                                                                      ---------              ---------             ----------
            Net increase in cash                                          3,246                 12,543                 27,244
            Cash and cash equivalents at beginning of period              8,174                  9,732                      0
                                                                      ---------              ---------             ----------

            Cash and cash equivalents at end of period                $  11,420              $  22,275             $   27,244
                                                                      =========              =========             ==========



* Includes the results of operations from May 1, 1996 (date of the Acquisition) through September 30, 1996.


   The accompanying notes are an integral part of these financial statements.

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

AMF Group Inc. (the "Company") is a wholly owned subsidiary of AMF Group Holdings Inc. ("Holdings"). Holdings is a wholly owned subsidiary of AMF Holdings Inc. ("Parent").

Pursuant to a Stock Purchase Agreement dated February 16, 1996 between Holdings and the stockholders (the "Sellers") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996 (the "Closing Date"), Holdings acquired the Predecessor Company (the "Acquisition") through a stock purchase by Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain assets of the Predecessor Company's bowling center operations in Spain and Switzerland. Holdings did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the Sellers). Accordingly, as a result of the Acquisition and the post-Acquisition purchases of four bowling centers, as of September 30, 1996, the Company owned or operated 208 U.S. bowling centers and 78 international bowling centers.

The purchase price for the Acquisition was $1.357 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition (the "Closing"). The purchase price has been adjusted as a result of a post-Acquisition agreement between Holdings and the Sellers pursuant to which Holdings received a payment of $17.5 million in exchange for the elimination of any future obligations due to Holdings under a guarantee arrangement provided by the Sellers. The Sellers paid $3.4 million to Holdings on October 1, 1996 which represented the net proceeds after reducing the $17.1 million payment approximately $14.1 million for purchase price adjustments originally due from Holdings to the Sellers.
The net proceeds will be used for general corporate purposes or to reduce debt.

The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition.

The results of operations of Holdings have been presented for the three and nine months ended September 30, 1996, and include the results of operations of the acquired business from May 1, 1996 (the date of Acquisition). Additionally, results of operations of the Predecessor Company for the three and nine months ended September 30, 1995, and for the period from January 1, 1996 through April 30, 1996, have been presented.

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1995 audited combined financial statements of the Predecessor Company and the March 7, 1996 consolidated financial statements of the Company presented in Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 9, 1996 (SEC File No. 333-4877). The results of operations for the nine months ended September 30, 1996 reflect the results of Holdings since the inception date of January 12, 1996 and the subsidiaries acquired as of May 1, 1996 as part of the Predecessor Company. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year.


NOTE 3 -- PRO FORMA RESULTS OF OPERATIONS

To provide a more meaningful comparison of results of operations, a pro forma statement of income is presented for the nine month period ending September 30, 1996 as if the Acquisition of the Predecessor Company had occurred on January 1, 1996. The pro forma statement of income is based upon the Predecessor Company's statement of income for the four month period ending April 30, 1996 and Holdings' statement of income for the nine month period ended September 30, 1996 and is adjusted to give effect to (i) the financing of the Acquisition through bank debt, senior subordinated notes and senior subordinated discount notes; (ii) the amortization and depreciation resulting from the allocation of the Acquisition purchase price to fixed assets and goodwill; (iii) the two bowling centers which were retained by the Sellers; and (iv) the elimination of a one time charge of $44 million for special bonuses and payments made by the Sellers in April, 1996.

The following summary presents pro forma results of operations as if the Acquisition occurred as of January 1, 1995 and 1996 with respect to the nine months ended September 30, 1995 and 1996, respectively. The pro forma results are presented for illustrative purposes only, do not purport to be indicative of the actual results which would have occurred, and are not indicative of future results of operations.

                                              (IN THOUSANDS OF DOLLARS)
                                              -------------------------
                                           NINE MONTHS ENDED SEPTEMBER 30
                                           ------------------------------
                                                1995              1996
                                                ----              ----
Operating revenues                             $424,014          $369,283
Operating income                                 65,733            45,251
Loss before income taxes                        (12,697)          (30,334)

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 -- INVENTORIES

Inventories by major classification are as follows:

                                          (IN THOUSANDS OF DOLLARS)
                                          -------------------------
                                          PREDECESSOR
                                          -----------
                                          DECEMBER 31, SEPTEMBER 30,
                                             1995           1996
                                         ------------  ------------
Raw materials                               $ 10,590      $ 10,203
Work-in-process                                1,522         2,110
Finished goods and spare parts                24,920        31,001
Merchandise inventory                          4,045         3,112
                                            --------      --------
                                              41,077        46,426
Inventory valuation reserves                  (1,256)         (807)
                                            --------      --------
                                            $ 39,821      $ 45,619
                                            ========      ========


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

The Company is involved in certain lawsuits and claims arising out of normal business operations. While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses. Management also believes that the ultimate outcome of the litigation and claims will not have a significant effect on the financial position and results of operations of the Company, and that the Company has adequate reserves to cover any costs.


NOTE 6 -- LONG-TERM DEBT

Long-term debt at December 31, 1995 and September 30, 1996 consists of the following:

                                                                                      (IN THOUSANDS OF DOLLARS)
                                                                                      -------------------------
                                                                                    PREDECESSOR
                                                                                    -----------
                                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                                       1995                1996
                                                                                   ------------        ------------
Bank debt                                                                             $      0          $  510,450
Exchange senior subordinated notes                                                           0             250,000
Exchange senior subordinated discount notes                                                  0             266,796
Mortgage and equipment notes                                                            14,469               1,963
Note payable to bank                                                                     3,764              15,000
Note payable to affiliates                                                             146,727                   0
Other                                                                                    2,401                   0
                                                                                      --------           ---------
                                                                                       167,361           1,044,209
Current maturities and
   short-term borrowing                                                                 (1,084)            (54,450)
                                                                                      --------            --------
Long-term                                                                             $166,277          $  989,759
                                                                                      ========          ==========

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The exchange senior subordinated notes will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8% and is payable in cash semi-annually in arrears on March 15 and September 15 of each year which commenced on September 15, 1996.

The exchange senior subordinated discount notes will mature on March 15, 2006. The exchange senior subordinated discount notes will result in an effective yield of 12 1/4% per annum, computed on a semi-annual bond equivalent basis.
No interest (other than liquidated damages, if applicable) will be payable prior to March 15, 2001 (the "Full Accretion Date"). Commencing March 15, 2001 interest will accrue and be payable in cash semi-annually in arrears on March 15 and September 15 of each year beginning with the first such date after the Full Accretion Date.

The Company's payment obligations under the exchange senior subordinated notes and the exchange senior subordinated discount notes (together, the "Exchange Notes") are jointly and severally guaranteed on a senior subordinated basis (the "Senior Subordinated Guarantees") by Holdings and each of the Company's subsidiaries identified in Note 10 below (collectively, the "Guarantors").

The guarantees of the Exchange Notes are subordinated to the guarantees of the bank debt of $510.5 million outstanding at September 30, 1996, referred to in the table above ("Senior Debt"), which have been issued by the Guarantors. The guarantees of the Exchange Notes are also subordinated to the guarantees of the Working Capital Facility and the Acquisition Facility established as additional Senior Debt by the credit agreement (the "Bank Credit Agreement") dated as of May 1, 1996 between the Company and its lenders. As of September 30, 1996, the commitments on the Working Capital Facility and the Acquisition Facility totaled $50.0 million and $150.0 million, respectively.

The Exchange Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt, as defined, of the Company, and rank pari passu with all existing and future subordinated debt of the Company. The claims of the holders of the Exchange Notes are subordinated to the claims of holders of Senior Debt, and will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of the Company's subsidiaries that are not Guarantors and through which the Company will conduct a portion of its operations. (See Note 10).

The documents governing Senior Debt contains certain covenants, including, but not limited to covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The indenture governing the exchange senior subordinated notes (the "Exchange Senior Subordinated Note Indenture") and the indenture governing the exchange senior subordinated discount notes (the "Exchange Senior Subordinated Discount Notes Indenture" and, together with the Exchange Senior Subordinated Note

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Indenture, the "Exchange Note Indentures") contain certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of the Company and engage in mergers and consolidations.


NOTE 7 -- SUBSEQUENT EVENT

On October 10, 1996, the Company, through its wholly owned subsidiary, AMF Bowling Centers, Inc., completed the acquisition of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. pursuant to an Asset Purchase Agreement, dated as of September 10, 1996.

The purchase price was approximately $106.5 million, including certain adjustments and transaction costs. It was funded with approximately $40 million from the sale of equity by Holdings to its institutional stockholders and one of its directors, and with $66.5 million from available borrowing under the Company's Acquisition Facility.


NOTE 8 -- BUSINESS SEGMENTS

The Company operates in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the three months ended September 30, 1996, and 1995 and identifiable assets at September 30, 1996, are presented below.

                                                                    (IN THOUSANDS OF DOLLARS)
                                                                    -------------------------
                                                                PREDECESSOR           AMF GROUP
                                                                  COMPANY            HOLDINGS INC.
                                                                  -------            -------------
                                                                   THREE                 THREE
                                                                  MONTHS                MONTHS
                                                                 09/30/95               09/30/96
                                                                 --------               --------
Revenue from unaffiliated                                                              (NOTE 1)
  customers
   Bowling Centers
        U.S.                                                     $ 38,300             $ 39,600
        International                                              25,400               25,800
                                                                 --------             --------
                                                                   63,700               65,400

   Bowling Products                                                66,700               66,400
                                                                 --------             --------
                                                                 $130,400             $131,800
                                                                 ========             ========
Intersegment Sales
        Bowling Products                                         $  2,000             $  2,400
                                                                 ========             ========

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8 -- BUSINESS SEGMENTS (CONTINUED)

                                                        (IN THOUSANDS OF DOLLARS)
                                                        -------------------------
                                                     PREDECESSOR          AMF GROUP
                                                       COMPANY          HOLDINGS INC.
                                                      ---------      ----------------
                                                        THREE               THREE
                                                       MONTHS               MONTHS
                                                      09/30/95             09/30/96
                                                      --------             --------
                                                                           (NOTE 1)
Operating income (loss)
   Bowling Centers
        U.S.                                           $ (1,100)           $ (2,400)
        International                                     5,800               3,200
                                                       --------            --------
                                                          4,700                 800

   Bowling Products                                      17,000              13,700
   Corporate                                                                   (400)
   Eliminations                                             400                 200
                                                       --------            --------
                                                       $ 22,100            $ 14,300
                                                       ========            ========

Identifiable assets
   Bowling Centers
        U.S.                                                             $  525,800
        International                                                       306,700
                                                                         ----------
                                                                            832,500

   Bowling Products                                                         679,400
   Corporate                                                                    400
                                                                         ----------
                                                                         $1,512,300
                                                                         ==========

Depreciation and amortization
   Bowling Centers
        U.S.                                            $ 7,100             $ 9,000
        International                                     1,800               4,500
                                                        -------             -------
                                                          8,900              13,500

   Bowling Products                                         900               4,700
   Eliminations                                            (500)               (300)
                                                        -------             -------
                                                        $ 9,300             $17,900
                                                        =======             =======

Capital expenditures
   Bowling Centers
        U.S.                                            $ 3,900             $ 2,600
        International                                     1,500               1,500
                                                        -------             -------
                                                          5,400               4,100

   Bowling Products                                         600                 600
   Corporate                                                                    100
   Eliminations                                            (100)               (200)
                                                        -------             -------
                                                        $ 5,900             $ 4,600
                                                        =======             =======

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8 -- BUSINESS SEGMENTS (CONTINUED)

Information concerning operations in these business segments for the nine months ended September 30, 1996, and 1995 is presented below. The results of operations of the Predecessor Company for the four months ended April 30, 1996 include a one time charge in the amount of $44.0 million for special bonuses and payments to employees made in April, 1996 by the Predecessor Company at the direction of the Sellers.

                                                                  (IN THOUSANDS OF DOLLARS)
                                                              ---------------------------------
                                                                                          AMF GROUP
                                                       PREDECESSOR COMPANY              HOLDINGS INC.
                                                       -------------------              -------------
                                                   NINE MONTHS     FOUR MONTHS           NINE MONTHS
                                                     09/30/95        04/30/96              09/30/96
                                                     --------        --------              --------
                                                                     (NOTE 1)
Revenue from unaffiliated customers

   Bowling Centers
         U.S.                                         $139,000           $ 75,000           $ 62,800
         International                                  75,700             33,500             42,200
                                                      --------           --------           --------
                                                       214,700            108,500            105,000

   Bowling Products                                    210,900             56,400            100,200
                                                      --------           --------           --------
                                                      $425,600           $164,900           $205,200
                                                      ========           ========           ========

Intersegment sales
  Bowling Products                                    $ 11,700           $  4,600           $  4,400
                                                      ========           ========           ========

Operating income (loss)
   Bowling Centers
         U.S.                                         $ 13,500           $  3,600            $(5,900)
         International                                  18,600             (2,500)             5,500
                                                      --------            --------          --------
                                                        32,100              1,100               (400)

   Bowling Products                                     59,600             (9,600)            19,300
   Corporate                                                                                    (500)
   Eliminations                                         (1,100)              (500)                 0
                                                       -------            --------          --------
                                                      $ 90,600            $(9,000)          $ 18,400
                                                      ========            ========          ========

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8 -- BUSINESS SEGMENTS (CONTINUED)

                                                                                      (IN THOUSANDS OF DOLLARS)
                                                                                   -------------------------------
                                                                                                                AMF GROUP
                                                                          PREDECESSOR COMPANY                 HOLDINGS INC.
                                                                         --------------------                 -------------
                                                                    NINE MONTHS         FOUR MONTHS           NINE MONTHS
                                                                      09/30/95            04/30/96              09/30/96
                                                                      --------            --------              --------
                                                                                                               (NOTE 1)

Depreciation and amortization
   Bowling Centers
        U.S.                                                        $21,500               $11,800                $15,000
        International                                                 5,400                 2,600                  7,300
                                                                    -------               -------                -------
                                                                     26,900                14,400                 22,300

   Bowling Products                                                   2,600                 1,200                  7,900
   Corporate
   Eliminations                                                      (1,000)                 (500)                  (600)
                                                                    -------               -------                 ------
                                                                    $28,500               $15,100                $29,600
                                                                    =======               =======                =======

Capital expenditures
   Bowling Centers
        U.S.                                                        $10,900               $ 5,100                $ 4,100
        International                                                 5,300                 2,300                  3,200
                                                                    -------               -------                -------
                                                                     16,200                 7,400                  7,300

   Bowling Products                                                   3,400                   400                  1,000
   Corporate                                                                                                         100
   Eliminations                                                      (2,100)                 (900)                  (500)
                                                                    -------               -------                 ------
                                                                    $17,500               $ 6,900                $ 7,900
                                                                    =======               =======                =======

NOTE 9 -- EMPLOYMENT AGREEMENTS AND STOCK INCENTIVE PLAN

The Parent has entered into three employment agreements with executives of the Company, each for a term ending in May, 1999. Each agreement calls for compensation consisting of a salary and an incentive bonus of up to 50% of the executive's annual salary, if the Company meets certain operational and financial targets. Each employment agreement also calls for a continuation of certain benefits, under specified circumstances, following termination of employment.

These three executives were also granted options to purchase a total of 345,000 shares of common stock of the Parent, par value $.01 per share ("Parent Common Stock"). Unless sooner exercised or forfeited as provided, the options expire in May, 2006. Twenty percent of the options vest on each of the first five anniversaries of the Closing Date. The exercise price of the options is $10.00 per share, which approximates the fair value of the Parent Common Stock at the date of the grants.

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


In connection with the Acquisition, Parent adopted the AMF Holdings Inc. 1996 Stock Incentive Plan (the "Stock Incentive Plan") under which Parent may grant incentive awards in the form of shares of Parent Common Stock, options to purchase shares of Parent Common Stock ("Stock Options") and stock appreciation rights to certain officers, employees, consultants and non-employee directors ("Participants") of Parent and its affiliates. The total number of shares of Parent Common Stock initially reserved and available for grant under the Stock Incentive Plan is 1,767,151. A committee of Parent's board of directors (the "Committee") is authorized to make grants and various other decisions under the Stock Incentive Plan and to make determinations as to a number of the terms of awards granted under the Stock Incentive Plan. In August, 1996, the Committee granted Stock Options to Participants to purchase a total of 713,000 shares of Parent Common Stock at an exercise price of $10.00 per share.

The Stock Incentive Plan will terminate 10 years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. Parent's board of directors and the Committee have authority to amend the Stock Incentive Plan and awards granted thereunder, subject to the terms of the Stock Incentive Plan.

Statement of Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," is effective for the Company for the year ending December 31, 1996. As provided in the Statement, the Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and will disclose in its 1996 audited financial statements the pro forma information required by SFAS No. 123.



NOTE 10 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating information presents:

     - Consolidating balance sheet as of September 30, 1996 and consolidating statements of income and of cash flows for the nine months ended September 30, 1996.

     - Elimination entries necessary to combine the entities comprising the Consolidated Companies.

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first and second tier subsidiaries as follows (together with Holdings, the "Guarantors"):

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

The following third-tier subsidiaries of the Company, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc. have not provided guarantees (collectively, the "Non-Guarantors"):

          AMF Bowling (Unlimited)
          Worthing North Properties Limited
          AMF Bowling France SNC
          AMF Bowling de Paris SNC
          AMF Bowling de Lyon La Part Dieu SNC
          Boliches y Compania
          Operadora Mexicana de Boliches, S.A.
          Promotora de Boliches, S.A. de C.V.
          Immeubles Obispado, S.A.
          Immeubles Minerva, S.A.
          Boliches Mexicano, S.A.
          AMF Bowling Centers (China) Company
          AMF Garden Hotel Bowling Center Company

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                                Non -
                                                             Guarantor        Guarantor                       Consolidated
                                                             Companies        Companies       Eliminations     Companies
                                                             ---------        ---------       ------------   -------------
            ASSETS
Current assets:
         Cash and cash equivalents                          $    25,795        $  1,449        $               $   27,244
         Accounts and notes receivable, net
            of allowance for doubtful accounts                   48,715           1,527                            50,242
         Accounts and notes receivable --
            intercompany                                          2,302           1,089           (3,391)               0
         Inventories                                             43,282           2,337                            45,619
         Prepaid expenses and other                              13,606           1,623                            15,229
                                                             ----------       ---------       ----------       ----------
            Total current assets                                133,700           8,025           (3,391)         138,334
         Notes receivable                                           605               0                               605
         Property and equipment, net                            501,615          28,923              968          531,506
         Goodwill and other assets                              897,528             929          (56,599)         841,858
                                                             ----------       ---------       ----------       ----------
            Total assets                                    $ 1,533,448        $ 37,877        $ (59,022)      $1,512,303
                                                             ==========       =========       ==========       ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable                                   $    29,951        $  2,405        $               $   32,356
         Accounts & notes payable - intercompany                    621           2,770           (3,391)               0
         Accrued expenses                                        37,015           2,637                            39,652
         Income taxes payable                                     1,964           1,168                             3,132
         Note payable to banks                                   15,000                                            15,000
         Long term debt, current                                 39,450                                            39,450
                                                             ----------       ---------       ----------       ----------
            Total current liabilities                           124,001           8,980           (3,391)         129,590
Long-term debt                                                  989,759                                           989,759
Other long-term liabilities                                       1,849                                             1,849
Deferred income taxes                                            19,970             805                            20,775
                                                             ----------       ---------       ----------       ----------
         Total liabilities                                    1,135,579           9,785           (3,391)       1,141,973
                                                             ----------       ---------       ----------       ----------
Commitments and contingencies
Stockholders' equity:
         Common stock                                               289           3,940           (4,229)               0
         Paid-in capital                                        412,747          24,523          (48,153)         389,117
         Retained earnings (deficit)                            ( 9,279)          4,277          (12,496)         (17,498)
         Equity adjustment from foreign
            currency translation                                 (5,888)         (4,648)           9,247           (1,289)
                                                             ----------       ---------       ----------       ----------
            Total stockholder's equity                          397,869          28,092          (55,631)         370,330
                                                             ----------       ---------       ----------       ----------
            Total liabilities and
              stockholder's equity                          $ 1,533,448        $ 37,877        $ (59,022)      $1,512,303
                                                             ==========        ========        =========       ==========

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                               SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                                        Non-
                                                                     Guarantor        Guarantor                   Consolidated
                                                                     Companies        Companies      Eliminations   Companies *
                                                                     ---------        ---------      -------------  ---------
Operating revenues                                                $   194,395        $    11,461     $     (673)     $ 205,183

Operating expenses:
         Cost of goods sold                                            67,358              1,557           (404)        68,511
         Bowling center operating expenses                             65,331              4,209           (174)        69,366
         Selling, general and administrative expenses                  17,066              2,279                        19,345
                                                                                                                            -
         Depreciation and amortization                                 27,045              2,794           (203)        29,636
                                                                  ------------       -----------     ----------      ----------
            Total operating expenses                                  176,800             10,839           (781)       186,858
                                                                  ------------       -----------     ----------      ----------

            Operating income                                           17,595                622            108         18,325

Nonoperating expenses:
         Interest expense                                              50,191                (34)                       50,157
         Other expenses, net                                               93                 54            595            742
         Interest income                                               (4,135)                                          (4,135)
         Equity in earnings of subsidiaries                               211                              (211)             0
         Foreign currency transaction loss                                331                  9                           340
                                                                  ------------       -----------     ----------      ----------
Income (loss) before income taxes                                     (29,096)               593           (276)       (28,779)
Provision (benefit) for income taxes                                  (12,085)               804                       (11,281)
                                                                  ------------       -----------     ----------      ----------
              Net loss                                            $   (17,011)       $      (211)    $     (276)     $ (17,498)
                                                                  ============       ============    ==========      ==========



* Includes the results of operations from May 1, 1996 (date of the Acquisition) through September 30, 1996.

                            AMF GROUP HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                               SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                                                                   AMF Group
                                                                                                                 Holdings Inc.
                                                                                        Non-                          Nine
                                                                    Guarantor         Guarantor                   Months Ended
                                                                     Companies        Companies    Eliminations     09/30/96*
                                                                     ---------        ---------    ------------     --------
                                                                                                                    (Note 1)
                                                                                                                    --------
Cash flows from operating activities:
         Net loss                                                   $  (17,011)        $   (211)     $   (276)      $  (17,498)
         Adjustments to reconcile net income
            to net cash provided by operating
            activities:
            Depreciation and amortization                               26,961            2,794          (118)          29,636
            Deferred income taxes                                       (5,674)             147                         (5,527)
            Gain  on the sale of property and equipment, net               (25)                                            (25)
            Changes in assets and liabilities:
               Accounts and notes receivable                           (17,881)             433                        (17,448)
               Receivable and payables - affiliates                       (156)             156                              0
               Inventories                                              (1,886)            (602)                        (2,488)
               Other assets                                            (69,100)          (2,114)       19,308          (51,905)
               Accounts payable and accrued expenses                     8,562             (429)                         8,133
               Income taxes payable                                      1,581              173                          1,754
               Other liabilities                                           397                                             397
                                                                    ----------         --------      --------       ----------
            Net cash provided (used) by operating
              activities                                               (74,232)             347        18,914          (54,971)
                                                                    ----------         --------      --------       ----------

Cash flows from investing activities:
         Acquisitions of operating units                            (1,343,753)           3,071                     (1,340,682)
         Purchases of property and equipment, net                       (7,258)            (628)                        (7,886)
         Other                                                             839                             10              849
                                                                    ----------         --------      --------       ----------
            Net cash provided (used) for investing
                activities                                          (1,350,172)           2,443            10       (1,347,719)
                                                                    ----------         --------      --------       ----------

Cash flows from financing activities:
         Increase in notes payable and long term debt                1,051,796                                       1,051,796
         (Decrease) in notes payable and long term debt                 (9,550)                                         (9,550)
         Capital contribution (redemption) of stock                    408,636                        (19,519)         389,117
         Dividends paid                                                                    (595)          595                0
         Other                                                            (575)                                           (575)
                                                                    ----------         --------      --------       ----------
            Net cash provided (used) for financing
              activities                                             1,450,307             (595)      (18,924)       1,430,788
                                                                    ----------         --------      --------       ----------
            Effect of exchange rates on cash                              (108)            (746)                          (854)
                                                                    ----------         --------      --------       ----------
Net increase in cash                                                    25,795            1,449                         27,244
Cash at beginning of period                                                  0                0                              0
                                                                    ----------         --------      --------       ----------
Cash at end of period                                               $   25,795         $  1,449      $      0       $   27,244
                                                                    ==========         ========      ========       ==========



* Includes the results of operations from May 1, 1996 (date of the Acquisition) through September 30, 1996.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

The following discussion should be read in conjunction with the "Selected Combined Financial Data", and all of the financial statements and notes thereto included elsewhere in this report.

A comparison of the results of operations for the nine months ended September 30, 1996 and 1995 is not meaningful since the 1995 results include nine months of activity for the Predecessor Company while the current period includes only the five months from the Acquisition date for Holdings. Management believes a more meaningful comparison of the results of operations for the nine months ended September 30, 1996, is on a pro forma basis rather than an historical basis. This is due to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition, and from increased interest expense due to debt incurred relating to the Acquisition. Accordingly, the following discussion of the results of operations will include comparisons of the three months ended September 30, 1996 on an historical basis, and of the nine months ended September 30, 1996 on a pro forma basis, with Predecessor Company results for the three and nine months ended September 30, 1995 in each case on an historical basis.

The pro forma statement of income is based upon the Predecessor Company's statement of income for the four month period ended April 30, 1996 and Holdings' statement of income for the five months of activity for the period ended September 30, 1996 and is adjusted to give effect to (i) the financing of the Acquisition through bank debt, senior subordinated notes and senior subordinated discount notes; (ii) the amortization and depreciation resulting from the allocation of the Acquisition purchase price to fixed assets and goodwill; (iii) the two bowling centers which were retained by the Sellers; and
(iv) the elimination of a one time charge in the amount of $44.0 million for special bonuses and payments made in April, 1996 by the Sellers.

The "Selected Combined Financial Data" includes operating results expressed in terms of EBITDA, which represents net income before net interest expense, income taxes, depreciation and amortization, and other income and expenses, net. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.


THE COMPANY

Pursuant to a Stock Purchase Agreement dated February 16, 1996 between Holdings and the Sellers of the Predecessor Company, on May 1, 1996, Holdings acquired the Predecessor Company through a stock purchase by Holdings' subsidiaries of all the outstanding stock of the separate U.S. and international corporations that constituted substantially all of the Predecessor Company and through the purchase of certain assets of the

Predecessor Company's bowling center operations in Spain and Switzerland. Holdings did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the Sellers). Accordingly, as a result of the Acquisition and the post-Acquisition purchases of four bowling centers, as of September 30, 1996, the Company owned or operated 208 U.S. bowling centers and 78 international bowling centers.

The purchase price for the Acquisition was $1.357 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the Closing of the Acquisition. The purchase price has been adjusted as a result of a post-Acquisition agreement between Holdings and the Sellers pursuant to which Holdings received a payment of $17.5 million in exchange for the elimination of any future obligations due to Holdings under a guarantee arrangement provided by the Sellers. The Sellers paid $3.4 million to Holdings on October 1, 1996 which represents the net proceeds after reducing the $17.5 million payment approximately $14.1 million for purchase price adjustments originally due from Holdings to the Sellers. The net proceeds will be used for general corporate purposes or to reduce debt.

Since the Acquisition and prior to September 30, 1996, the Company, through its wholly owned subsidiary, AMF Bowling Centers, Inc., purchased four bowling centers and certain related assets and liabilities from two unrelated sellers. The combined purchase price was approximately $4.3 million, including certain adjustments and transaction costs and was funded entirely from available borrowing under the Company's Acquisition Facility established by the Bank Credit Agreement dated as of May 1, 1996.

The Company is principally engaged in two businesses which, historically, have been operated independently: (i) the ownership and operation of bowling centers consisting of 208 U.S. bowling centers and 78 international bowling centers ("Bowling Centers") as of September 30, 1996 and (ii) the design, manufacture and sale of bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and replacement parts ("Bowling Products").

On October 10, 1996, the Company, through its wholly owned subsidiary, AMF Bowling Centers, Inc., completed the acquisition of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. pursuant to an Asset Purchase Agreement, dated as of September 10, 1996.

The purchase price was approximately $106.5 million, including certain adjustments and transaction costs. It was funded with approximately $40 million from the sale of equity by Holdings to its institutional stockholders and one of its directors, and with $66.5 million from available borrowing under the Company's Acquisition Facility.

As a result of the acquisitions described above, as of October 10, 1996, the Company owns or operates 258 U.S. bowling centers and 78 international bowling centers.

To facilitate a meaningful comparison, this Management's Discussion and Analysis of Financial Condition and Results of Operations separately discusses results of the Company's Bowling Centers and Bowling Products business segments. The results of Bowling Centers, Bowling Products, and the combined companies are set forth below.

Information in this report relating to future prospects and performance are "forward-looking statements" and, as such, are subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to:
(i) continuing competitive pricing in the markets in which the Company competes; (ii) the gain or loss of significant customers or the decrease in demand from existing customers; (iii) the timing of significant orders received from customers; (iv) seasonal changes in the demand for the Company's products;
(v) changes in the Company's product sales mix, and; (vi) continued success in the integration of recently acquired businesses.

                            AMF GROUP HOLDINGS INC.
                        SELECTED COMBINED FINANCIAL DATA
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)


                                                                                                                  Pro Forma
                                                                   AMF Group                        AMF Group     AMF Group
                                                    Predecessor   Holdings Inc.   Predecessor    Holdings Inc.   Holdings  Inc.
                                                   Three Months   Three Months    Nine Months     Nine Months*    Nine Months
                                                   ------------  --------------   -----------     ------------    -----------
                                                     09/30/95       09/30/96       09/30/95         09/30/96       09/30/96
                                                     --------       --------       --------         --------       --------
INCOME STATEMENT DATA:
TOTAL COMPANY:
Total operating revenue                              $  130.4     $ 131.8        $   425.6         $  205.2       $ 369.3
Cost of goods sold                                       45.8        45.0            141.0             68.5         111.5
                                                     --------     -------        ---------         --------       -------
Gross profit                                             84.6        86.8            284.6            136.7         257.8
Bowling center operations expenses                       41.5        42.6            126.6             69.4         125.1
Selling, general and administrative expenses             11.7        12.0             38.9             19.3          34.7
Depreciation and amortization                             9.3        17.9             28.5             29.6          52.7
                                                     --------     -------        ---------         --------       -------
Operating income                                         22.1        14.3             90.6             18.4          45.3
Interest expense, gross                                   4.2        26.3             12.0             50.2          78.5
Other income/(expense), net                              (0.1)       (0.4)             0.1              3.0           2.9
                                                     --------     -------        ---------         --------       -------
Income/(loss) before income taxes                        17.8       (12.4)            78.7            (28.8)        (30.3)
Provision (benefit) for income taxes                      2.9        (7.1)             9.9            (11.3)        (12.8)
                                                     --------     -------        ---------         --------       -------
Net income (loss)                                    $   14.9     $  (5.3)       $    68.8         $  (17.5)      $ (17.5)
                                                     ========     =======        =========         ========       =======

BOWLING CENTERS (before intersegment eliminations):
Total operating revenue                              $   63.7     $  65.4        $   214.7         $  105.0       $ 212.6
Cost of goods sold                                        5.6         5.7             19.3              9.3          18.3
                                                     --------     -------        ---------         --------       -------
Gross profit                                             58.1        59.7            195.4             95.7         194.3
Bowling center operations expenses                       42.1        42.8            128.5             69.6         127.0
Selling, general and administrative expenses              2.4         2.6              7.9              4.2           7.3
Depreciation and amortization                             8.9        13.5             26.9             22.3          38.9
                                                     --------     -------        ---------         --------       -------
Operating income (loss)                                   4.7         0.8             32.1             (0.4)         21.1
Interest expense, gross                                   4.1        13.6             11.7             26.2          41.0
Other income/(expense), net                              (0.1)       (0.4)            (0.9)            (0.6)         (0.9)
                                                     --------     -------        ---------         --------       -------
Income/(loss) before income taxes                         0.5       (13.2)            19.5            (27.2)        (20.8)
Provision (benefit) for income taxes                      2.3        (6.2)             7.1            (10.3)        (11.0)
                                                     --------     -------        ---------         -------        -------
Net income (loss)                                    $   (1.8)    $ ( 7.0)       $    12.4         $  (16.9)      $  (9.8)
                                                     ========     =======        =========         ========       =======

BOWLING PRODUCTS (before intersegment eliminations):
Total operating revenue                              $   68.7     $  68.8        $   222.6         $   61.0       $ 165.6
Cost of goods sold                                       41.5        41.1            129.4             37.0          99.3
                                                     --------     -------        ---------         --------       -------
Gross profit                                             27.2        27.7             93.2             24.0          66.3
Bowling center operations expenses                        0.0         0.0              0.0              0.0           0.0
Selling, general and administrative expenses              9.3         9.3             31.0             32.4          27.4
Depreciation and amortization                             0.9         4.7              2.6              1.2          13.9
                                                     --------     -------        ---------         --------       -------
Operating income (loss)                                  17.0        13.7             59.6             (9.6)         25.0
Interest expense, gross                                   0.1        12.7              0.3              0.1          37.5
Other income/(expense), net                              (0.1)       (0.2)             1.0              0.2           0.0
                                                     --------     -------        ---------         --------       -------
Income/(loss) before income taxes                        16.8        (0.8)            60.3             (9.5)        (12.5)
Provision (benefit) for income taxes                      0.5        (1.9)             2.8             (0.9)         (2.9)
                                                     --------     -------        ---------         --------       -------
Net income (loss)                                    $   16.3     $   2.7        $    57.5         $   (8.6)      $  (9.6)
                                                     ========     =======        =========        =========       =======

* Includes the results of operations from May 1, 1996 (date of the Acquisition) through September 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BOWLING CENTERS

OPERATING REVENUE

For the three months ended September 30, operating revenue increased $1.7 million, or 2.7%, from $63.7 million in 1995 to $65.4 million in 1996.

On a pro forma basis, for the nine months ended September 30, operating revenue decreased $2.1 million, or 1.0%, from $214.7 million in 1995 to $212.6 million in 1996. Of this decrease, $0.8 million is attributable to the two bowling centers in Spain and Switzerland owned by the Predecessor Company and reflected in 1995 pro forma results, but which were not acquired in the Acquisition. The remaining decrease is due to the closing of seven Fair Lanes centers during 1995 and severe weather conditions which adversely affected revenues in the United States during the first quarter of 1996.


OPERATING EXPENSES

For the three months ended September 30, operating expenses increased $0.7 million, or 1.7%, from $42.1 million in 1995 to 42.8 million in 1996.

On a pro forma basis, for the nine months ended September 30, operating expenses decreased $1.5 million, or 1.2%, from $128.5 million in 1995 to $127.0 million in 1996. This decrease is a result of the closing of seven Fair Lanes centers during 1995. Also, decreased operating expenses resulted from cost reduction plans implemented in connection with adverse weather conditions in the United States during the first quarter of 1996.


SELLING, GENERAL AND ADMINISTRATIVE ("S, G & A")

For the three months ended September 30, S, G & A increased $0.2 million, or 8.3%, from $2.4 million in 1995 to $2.6 million in 1996.

On a pro forma basis, for the nine months ended September 30, S, G & A decreased $0.6 million, or 7.6%, from $7.9 million in 1995 to $7.3 million in 1996. For the U.S. centers, S, G & A expenses decreased $1.0 million, primarily due to non-recurring expenses incurred during the three months ended March 31, 1995 resulting from the existence and subsequent closing of the Fair Lanes corporate offices, the reduction of general liability and workers compensation expenses and other nonrecurring costs as a result of integrating the Fair Lanes centers into the Predecessor Company's risk management program, and the closing of seven bowling centers. This decrease was partially offset by an increase of $0.4 million in S,G & A expenses for the international centers.

BOWLING CENTERS OPERATIONS EBITDA

For the three months ended September 30, EBITDA increased $0.7 million, or 5.2%, from $13.6 million in 1995 to $14.3 million in 1996. EBITDA margin (EBITDA as a percent of revenue) improved from 21.4% in 1995 to 21.9% in 1996.

On a pro forma basis, for the nine months ended September 30, EBITDA increased $1.0 million, or 1.7%, from $59.0 million in 1995 to $60.0 million in 1996. EBITDA margin improved from 27.5% in 1995 to 28.2% in 1996. The increases are primarily attributable to the decreases in bowling centers operating expenses and in S, G & A.


BOWLING PRODUCTS

OPERATING REVENUE

For the three months ended September 30, operating revenue increased $0.1 million, or 0.2%, from $68.7 million in 1995 to $68.8 million in 1996.

On a pro forma basis, for the nine months ended September 30, operating revenue decreased $57.0 million, or 25.6%, from $222.6 million in 1995 to $165.6 million in 1996. This decrease is a result of the decline in New Center Products ("NCP") revenue, particularly from Korea and Taiwan. As a result of the maturing state of the markets in Korea and Taiwan in 1996, management does not expect NCP sales to these markets to return to the levels realized in 1995. NCP orders from and resulting sales to China, however, are increasing and have favorably impacted results for the three months ended September 30, 1996 compared to the same period in 1995. See the discussion of markets which follows under "Seasonality and Cyclicality".


GROSS PROFIT

For the three months ended September 30, gross profit increased $0.5 million, or 1.8%, from $27.2 million in 1995 to $27.7 million in 1996. Gross profit margin improved from 39.6% in 1995 to 40.3% in 1996.

On a pro forma basis, for the nine months ended September 30, gross profit decreased $26.9 million, or 28.9%, from $93.2 million in 1995 to $66.3 million in 1996. This decrease was primarily a result of the decrease in NCP revenues in 1996 compared to 1995. Gross profit margin declined from 41.9% in 1995 to 40.0% in 1996.



SELLING, GENERAL AND ADMINISTRATIVE ("S, G & A")

For the three months ended September 30, S, G & A remained constant at $9.3 million in both 1995 and 1996.

On a pro forma basis, for the nine months ended September 30, S, G & A decreased $3.6 million, or 11.6%, from $31.0 million in 1995 to $27.4 million in 1996. This decrease is primarily attributable to lower variable costs associated with a lower volume of sales in 1996 compared to 1995.


BOWLING PRODUCTS EBITDA

For the three months ended September 30, EBITDA increased $0.5 million, or 2.8%, from $17.9 million in 1995 to $18.4 million in 1996. EBITDA margin improved from 26.1% in 1995 to 26.7% in 1996.

On a pro forma basis, for the nine months ended September 30, EBITDA decreased $23.3 million, or 37.5%, from $62.2 million in 1995 to $38.9 million in 1996. EBITDA margin declined from 27.9% in 1995 to 23.5% in 1996. The decreases are attributable to decreased operating revenues partially offset by a decrease in S, G & A costs, all as discussed above.


CONSOLIDATED

DEPRECIATION AND AMORTIZATION

For the three months ended September 30, depreciation and amortization increased $8.6 million, or 92.5%, from $9.3 million in 1995 to $17.9 million in 1996. Higher 1996 depreciation and amortization resulted from recording fixed assets at fair market value and goodwill in accordance with the purchase accounting method applied to the Acquisition.

On a pro forma basis, for the nine months ended September 30, depreciation and amortization increased $24.2 million, or 84.9%, from $28.5 million in 1995 to $52.7 million in 1996. This increase is due to the purchase accounting effects discussed above.


INTEREST EXPENSE

For the three months ended September 30, interest expense increased $22.1 million, or 526.2%, from $4.2 million in 1995, to $26.3 million in 1996.

On a pro forma basis, for the nine months ended September 30, interest expense increased $66.5 million, or 554.2%, from $12.0 million in 1995 to $78.5 million in 1996. The increase for the third quarter and on a pro forma basis was due to the debt incurred in March, 1996 and on May 1, 1996 relating to the Acquisition.

NET INCOME

For the three months ended September 30, net income decreased $20.2 million, or 135.6%, from $14.9 million in 1995, to a loss of $5.3 million in 1996. The decrease is caused by higher depreciation, amortization, and interest expense in 1996 as a result of the Acquisition.

On a pro forma basis, for the nine months ended September 30, net income decreased $86.3 million, or 125.4%, from $68.8 million in 1995 to a loss of $17.5 million in 1996. The decrease is caused by the decline in NCP revenues during the first six months of the year and higher depreciation, amortization, and interest expense in 1996 as a result of the Acquisition.

INCOME TAXES

Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code. As S corporations, these companies were liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other U.S. income taxes were the responsibility of the stockholders. The international branches of the S corporations and other international entities historically filed income tax returns and paid taxes in their respective countries.

Upon consummation of the Acquisition, the U.S. and international subsidiaries of Holdings became taxable corporations under the Internal Revenue Code. The primary permanent differences between book and tax income are certain interest expenses, goodwill amortization, and meals and entertainment expenses permitted for book purposes but disallowed for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities decreased from $71.8 million for the nine months ended September 30, 1995 to a use of cash of $55.0 million for the nine months ended September 30, 1996. The decrease was due primarily to a reduction of net income of $86.3 million and deferred financing costs incurred as a result of the Acquisition.

Net cash flows used for investing activities increased from $17.2 million for the nine months ended September 30, 1995 to $1,340.7 million for the nine months ended September 30, 1996. This was primarily caused by the Acquisition on May 1, 1996. Included within cash used for investing activities were purchases of property and equipment of $17.5 million and $7.9 million for the nine months ended September 30, 1995 and 1996, respectively.

Net cash used for financing activities was $50.0 million in 1995 while net cash of $1,430.8 million was provided in 1996. This change primarily resulted from the issuance of debt and from capital contributions related to the Acquisition.

The Company is funding its cash needs through cash flow from operations, existing cash balances and the Working Capital and Acquisition facilities under the Company's credit agreement with a group of lenders (the "Bank Credit Agreement"). A substantial portion of the Company's available cash will be applied to service the indebtedness incurred to finance the Acquisition.

The Company's ability to make scheduled principal and interest payments or refinance its indebtedness (including the Exchange Notes) depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Bank Credit Agreement and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its Senior Debt and the Exchange Notes. However, a portion of the principal payments at maturity on the Exchange Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available in an amount sufficient to enable the Company to service its indebtedness, including the Exchange Notes, or to make necessary capital expenditures, or that any refinancing would be available.


SEASONALITY AND CYCLICALITY

On a combined basis, revenue and EBITDA of the combined businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling center operations across different regions of the U.S. and across 10 different countries has provided stability to the Company's annual cash flows. Although financial performance is still seasonal in nature, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling center operations has helped reduce this seasonality.

The NCP segment of the manufacturing business experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity. Market cycles for individual countries have, in the past, spanned several years with periods of high demand for small and medium sized markets (e.g., Japan, Korea, Taiwan) lasting from three to five years. These growth patterns do not seem to be closely tied to general economic cycles.

PART II:


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         27 Financial Data Schedule for the period ended September 30, 1996. (SEC filing only.)

         99  Third Quarter, 1996 earnings release dated November 13, 1996.

(b)  Reports on Form 8-K:

         1. A current report was filed October 24, 1996 describing the October 10, 1996 acquisition of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMF Group Inc.
(Registrant)




 /s/ Stephen E. Hare
---------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)



November 13, 1996