Form 10-Q/A
period 1996-06-30
AMF GROUP INC
filed 1997-01-08
CIK 1015535

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                AMENDMENT NO. 2 TO

                                    FORM 10-Q


         (MARK ONE)

           X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         ------    THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED JUNE 30, 1996
                                        OR

         ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO __________

                        COMMISSION FILE NUMBER 333-4877

                                  AMF GROUP INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                        13-3873272
         -------------------------------     ------------------------
         (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER I.D. #)
         INCORPORATION OR ORGANIZATION)

                                  AMF GROUP INC.
                                  8100 AMF DRIVE
                            RICHMOND, VIRGINIA  23111
                                  (804) 730-4000

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SE-CURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING RE-
         QUIREMENTS FOR THE PAST 90 DAYS.   YES         NO   X

         AT JUNE 30, 1996, 100 SHARES OF COMMON STOCK, PAR VALUE OF $.01, OF THE REGISTRANT WERE OUTSTANDING.







                                 AMENDMENT NO. 2

                   AMF Group Inc. hereby amends its Form 10-Q for the three months ended June 30, 1996, as set forth below.


         ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 27: Financial Data Schedule.

         (b)  Reports on Form 8-K:

              None.

                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


         AMF GROUP INC.
         (REGISTRANT)




         /S/ STEPHEN E. HARE
         -------------------
         STEPHEN E. HARE
         EXECUTIVE VICE PRESIDENT,
         CHIEF FINANCIAL OFFICER
         (DULY AUTHORIZED OFFICER AND
         CHIEF ACCOUNTING OFFICER)



         JANUARY 8, 1997