Form 10-K405
period 1996-12-31
AMF GROUP INC
filed 1997-03-28
CIK 1015535

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        COMMISSION FILE NUMBER 001-12131
                            ------------------------
                                 AMF GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       13-3873272
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                                 8100 AMF DRIVE
                            RICHMOND, VIRGINIA 23111
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                            ------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (804) 730-4000
                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE ON WHICH
                     TITLE OF EACH CLASS                                       REGISTERED
--------------------------------------------------------------    -------------------------------------
10 7/8% Series B Senior Subordinated Notes Due 2006               New York Stock Exchange
12 1/4% Series B Senior Subordinated Discount Notes Due 2006      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .

====

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of March 15, 1997, 100 shares of Registrant's common stock, par value $.01, were outstanding and held entirely by AMF Group Holdings Inc. None of the Registrant's common stock was held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None
================================================================================

     Information in this report relating to future prospects and performance is "forward-looking" and, as such, is subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include, but are not limited to: (i) continuing competitive pricing in the markets in which the Company competes; (ii) the gain or loss of significant customers or the decrease in demand from existing customers; (iii) the timing of significant orders received from customers; (iv) seasonal changes in the demand for the Company's products; (v) changes in the Company's product sales mix; (vi) continued success in the integration of acquired businesses; and
(vii) the continuing development and growth of new bowling markets and the Company's ability to identify and exploit the growth in such emerging markets prior to market saturation. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

     AMF Group Inc. (the "Company") is the largest owner or operator of commercial bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 41% of the world's current installed base of such equipment. The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 263 U.S. bowling centers and 78 international bowling centers ("Bowling Centers") as of December 31, 1996, and (ii) the manufacture and distribution of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and replacement parts ("Bowling Products"). See "Note 15. Business Segments" in the Notes to Consolidated Financial Statements included elsewhere herein for additional information about each of the Company's business segments.

     The Company is a wholly owned subsidiary of AMF Group Holdings Inc. ("Holdings"). Holdings is a wholly owned subsidiary of AMF Holdings Inc. (the "Parent"). Holdings and the Company are Delaware corporations organized by GS Capital Partners II, L.P. and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs") on January 12, 1996, to effect the acquisition of the Bowling Centers and Bowling Products businesses of the Company's predecessor (the "Predecessor Company").

     Pursuant to a Stock Purchase Agreement dated February 16, 1996, between Holdings and the stockholders (the "Sellers") of the Predecessor Company, on May 1, 1996 (the "Closing Date"), Holdings acquired the Predecessor Company through a stock purchase by Holdings' subsidiaries of all the outstanding stock of the separate domestic and international corporations that constituted substantially all of the Predecessor Company and through the purchase of certain of the assets of the Predecessor Company's bowling center operations in Spain and Switzerland (the "Acquisition"). Holdings did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland, both of which were retained by the Sellers.

     The purchase price for the Acquisition was approximately $1.373 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition (the "Closing"). The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value as of the Closing Date.

     On October 10, 1996, AMF Bowling Centers, Inc., a Virginia corporation and an indirect, wholly owned subsidiary of the Company ("AMF Bowling Centers"), completed the acquisition (the "Charan Acquisition") of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc.

("Charan"), a Delaware corporation, pursuant to an Asset Purchase Agreement, dated as of September 10, 1996, by and between AMF Bowling Centers and Charan.

     The purchase price of the Charan Acquisition was approximately $106.5 million, subject to certain adjustments. The Charan Acquisition was funded with approximately $40 million from the sale of equity by the Parent to its institutional stockholders and one of its directors, and with approximately $66.5 million from available borrowings under the Company's credit facility (the "Acquisition Facility") established by the credit agreement, dated as of May 1, 1996 as amended and restated as of December 20, 1996 (the "Bank Credit Agreement"), by and between the Company and its lenders. See "Note 9. Long-Term Debt" and "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements included elsewhere herein for pro forma information on the Charan Acquisition.

     Since the Acquisition and prior to December 31, 1996, AMF Bowling Centers purchased an aggregate of 57 bowling centers and certain related assets and liabilities from five unrelated sellers including Charan. The combined purchase price was approximately $113.5 million, including certain adjustments and transaction costs, and was funded with approximately $40.0 million from the sale of equity by the Parent in connection with the Charan acquisition as described above, and with $73.5 million from available borrowing under the Acquisition Facility. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements located elsewhere in this report.

     Subsequent to December 31, 1996, the Company acquired an additional eight bowling centers in the United States and 6 bowling centers in the United Kingdom from several unrelated single-center and small-chain operators. The aggregate purchase price was approximately $28.3 million, including certain adjustments and transaction costs, and was funded with $16.5 million from available borrowing under the Acquisition Facility and the remainder from internally generated cash of the Company.

     On January 17, 1997, AMF Bowling Centers entered into an Agreement and Plan of Merger with American Recreation Centers, Inc. ("ARC") pursuant to which a wholly owned subsidiary of AMF Bowling Centers will merge with and into ARC ( the "ARC Merger"). Upon consummation of the ARC Merger, the outstanding shares of ARC's common stock, no par value per share (the "ARC Common Stock"), will be converted into the right to receive $8.50 per share in cash. In connection with the ARC Merger, ARC will be purchasing the remaining interests in certain joint ventures to which it is a party. The ARC Merger is contingent upon, among other things, approval by holders of a majority of the outstanding shares of ARC Common Stock and receipt of certain regulatory and governmental approvals. ARC operates 43 bowling centers in six states. The aggregate purchase price of the ARC Merger is expected to be approximately $70.0 million and funded from available borrowing under the Acquisition Facility. See "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements for a discussion of the ARC Merger.

     The above discussion summarizes the terms relating to the Acquisition and the acquisitions by the Company since the Acquisition that the Company believes are material to an investor in its securities. This summary is qualified in its entirety by reference to the full text of the agreements underlying this discussion, copies of which are filed as exhibits to this Annual Report, and are incorporated by reference herein.

     As a result of the acquisitions and after giving effect to the ARC Merger described above, and the closing of one center, the Company will own and operate 313 U.S. bowling centers and 84 international bowling centers.

BUSINESS SEGMENTS

  Bowling Centers

     The Company is the largest owner or operator of commercial bowling centers in the United States and worldwide, with (as of December 31, 1996) centers located in 34 states and one U.S. territory, Australia, Europe (United Kingdom, France, Spain, and Switzerland), Asia (Hong Kong, Japan and China), Mexico, and Canada. Both the U.S. and international bowling center industries are highly fragmented. According to an industry source, there were approximately 5,900 commercial bowling centers in the United States as of December 1996, with the top five operators (including the Company) accounting for less than 8% of the total number of commercial centers. The U.S. bowling center industry consists of two relatively large bowling center operators, the Company and Brunswick Corporation ("Brunswick") (which owns approximately 113 bowling centers in the United States), three medium-sized chains, which together account for 90 bowling centers, and over 5,400 bowling centers owned by single-center operators or small-chain operators. Small-chain operators typically own four or fewer centers. In other countries, management estimates that there are typically a small number of operators with more than a few centers and a large number of operators with only a single center.

     The Company's number of centers, geographic clustering and average size (an average of 37 lanes per U.S. center versus an industry average of 21 lanes) provide both additional revenue opportunities and economies of scale. These revenue opportunities include: (i) scheduling flexibility which improves lane utilization; (ii) the ability to support an expanded food and beverage operation; and (iii) increased concourse space for amusement games, billiards and pro shops. Cost savings resulting from the economies of scale include: (i) the ability to distribute operating and corporate overhead costs over a larger revenue base; and (ii) attractive pricing terms from certain of the Company's suppliers.

     Internationally, the Company is also the largest owner or operator of commercial bowling centers. Management believes that the Company's centers are, on average, larger than those of its competitors. As with its U.S. operations, the number of centers, geographic clustering and size result in additional revenue opportunities and economies of scale.

     In contrast to the single-center and small-chain operators who, in management's view, are generally less willing to invest in capital improvements, the Company conducts an ongoing modernization program that results in its centers having upgraded physical plants and generally newer and more attractive appearances than those of other operators. Management believes that its historical spending level of 3.7% of bowling center revenue is adequate to cover all modernization and non-discretionary capital expenditures. Management estimates that only 2.0% of bowling center revenue is required for nondiscretionary capital expenditures alone. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures."

     Bowling Centers derives its revenue and profits from three principal sources: (i) bowling; (ii) food and beverage; and (iii) ancillary sources, such as shoe rental, amusement games, billiards and pro shops.

     Bowling revenue, generally the largest portion of a bowling center's revenue and profitability, is derived from league play, tournament play and open play.

     The sale of food and beverages generally account for the next largest portion of a bowling center's revenue and profitability. Most bowling centers offer food service to bowlers through snack bars. The offerings generally include hamburgers, pizza, french fries and soft drinks, among other items. Many bowling centers also serve beer, wine and other alcoholic beverages to customers.

     The last component of a bowling center's revenue consists of revenue from ancillary sources, such as shoe rental and the operation of amusement games, billiards and pro shops. The shoe rental business is driven primarily by open play bowlers who usually do not own a pair of bowling shoes. Open play customers are also the primary users of amusement games and billiard tables as they are more likely to have to wait for a lane to become available.

  Bowling Products

     The Company is one of the world's leading manufacturers of bowling center equipment. Management believes that the Company accounts for approximately 41% of the world's current installed base of bowling center equipment and has supplied, or is supplying equipment to an estimated 10,000 bowling centers in over 50 countries. The Company designs, manufactures and sells bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns and certain spare and replacement parts, and resells allied products such as bowling balls, bags, shoes and certain other spare and replacement parts.

     Bowling Products supplies two market channels: (i) replacement and spare parts and supplies, resale products, and major modernization equipment for existing bowling centers (collectively, "Modernization and Consumer" products); and (ii) equipment necessary to outfit a new bowling center ("New Center Packages" or "NCPs"). Each NCP includes a pinspotter and the vast majority also include all of the other equipment needed to outfit one new bowling lane.

     Bowling Products targets the sale of Modernization and Consumer products to mechanics and operators of existing bowling centers worldwide, Bowling Products distributors, and to bowlers. These products include both proprietary and standard spare and replacement parts for existing Bowling Products equipment, supplies such as pins and shoes, resale items such as balls, and major modernization equipment, such as automatic scoring. Some of these products, such as bowling pins, are generally replaced approximately once a year to maintain a center, while less frequent investments in other equipment are necessary to modernize a center in order to maintain the customer base.

     Bowling Products' NCP sales follow the trends in the growth of bowling. Almost all of the new bowling centers built in the world today are being built outside of the U.S., predominantly in Asia. As bowling becomes popular in emerging markets, local developers and entrepreneurs build new bowling centers, which need to be outfitted with equipment, driving demand for NCPs. As bowling markets develop, new centers continue to be built until the number of installed lanes serving the local population reaches a point at which the prospective economic returns from the construction of a new bowling center begin to decline. Accordingly, the NCP business has been characterized by rapid growth in sales of NCPs to a particular market or markets until such markets mature, at which time sales to that market decline, sometimes rapidly.

BUSINESS STRATEGIES

  Bowling Centers

     The Company is pursuing strategies to strengthen its position and increase sales and profits from its Bowling Centers which include the following:

     - ACQUIRE BOWLING CENTERS IN THE U.S. The Company will seek to acquire additional U.S. bowling centers owned by single-center and small-chain operators to capitalize on its ability to integrate and enhance operating performance of acquired centers.

     - MAINTAIN AND GROW LEAGUE PARTICIPATION. The Company will conduct marketing and promotional programs directed at maintaining current league participation and attracting new league bowlers.

     - ATTRACT OPEN PLAY BOWLERS. With an emphasis on clean and attractive facilities, the Company will seek to attract additional open play bowlers, including families and social groups. New marketing and promotional programs, such as Extreme Bowling, in which glow-in-the-dark pins and equipment, black lighting, music, and entertainment enhance the bowling experience, will also be used to increase open play.

     - EXPAND INTERNATIONAL BOWLING CENTER OPERATIONS. The Company also expects to grow its portfolio of bowling centers in attractive international markets, such as the United Kingdom and Australia.

     - IMPROVE ANCILLARY REVENUE. Management believes that reinvestment and active management can increase ancillary revenue from food and beverage operations, amusement games, and the addition of billiards in selected centers.

  Bowling Products

     The Company is pursuing strategies to enhance its position and increase sales and profits in Bowling Products including the following:

     - EXPAND POSITION IN MODERNIZATION AND CONSUMER PRODUCT SALES. As the worldwide base of bowling equipment grows, management believes that the Company's established direct sales force, distributor network and quality products will position it to increase sales of Modernization and Consumer products.

     - GROW NEW CENTER PACKAGE SALES. The Company's brand name, its quality products and its established sales force should continue to position it to take advantage of increasing international NCP demand in emerging markets around the world.

     - MAINTAIN LOW-COST MANUFACTURING POSITION. The Company expects to continue to maintain its low-cost manufacturing position by taking further advantage of manufacturing efficiencies and productivity improvement programs.

     - MAINTAIN SUPERIOR PRODUCTS. The Company expects to maintain superior products through research and development.

     There can be no assurance that the Company will be able to maintain or implement these strategies successfully.

SEASONAL FLUCTUATIONS

     The Company's revenue and EBITDA (earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses, net) are neither highly seasonal nor highly cyclical. The geographic diversity of Bowling Centers across different regions of the United States and 10 international countries, along with the bowling industry's historic resistance to recession, has provided stability to the Company's annual cash flows. Operating performance of U.S. Bowling Centers is seasonal in nature, with cash flows typically peaking in the winter months and reaching lows during the summer months.

     The NCP segment of Bowling Products experiences significant fluctuations due to changes in demand as certain markets experience rapid construction of new bowling centers followed by market maturity. Market cycles for individual countries have, in the past, spanned several years with periods of high demand for certain markets (e.g., Japan, Korea, Taiwan) lasting from three to five years. Management does not observe that growth patterns have been closely tied to general economic cycles in these markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Cyclicality."

INDUSTRY AND COMPETITION

  Bowling Centers

     Bowling, both as a competitive sport and a recreational activity, faces competition from numerous alternative activities. In addition, the Company's centers compete with other bowling centers. The Company competes primarily through the quality and appearance of its facilities and through the range of amenities offered.

     The U.S. bowling center industry is highly fragmented with the top five operators (including the Company) accounting for less than 8% of the total number of centers.

                            U.S. BOWLING INDUSTRY(a)

                                                                       AS OF DECEMBER 31, 1996
                                                                  ----------------------------------
                            OPERATOR                              NUMBER OF LOCATIONS     % OF TOTAL
----------------------------------------------------------------  -------------------     ----------
AMF Group Inc...................................................           263                 4.5%
Brunswick Corporation...........................................           113                 1.9
American Recreation Centers, Inc.(b)............................            43                 0.7
Bowl America....................................................            25                 0.4
ConBow..........................................................            22                 0.4
                                                                         -----               -----
     Subtotal...................................................           466                 7.9
Single-center and small-chain operators.........................         5,437                92.1
                                                                         -----               -----
     Total......................................................         5,903               100.0%
                                                                         =====               =====

---------------
(a) Company estimate at December 31, 1996. Single-center and small-chain operators are operators of 20 or fewer centers, the vast majority of which are operators of between one to four centers.

(b) On January 17, 1997, the Company, through AMF Bowling Centers, entered into an Agreement and Plan of Merger with ARC pursuant to which a wholly owned subsidiary of AMF Bowling Centers will merge with ARC. See discussion in "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements as of December 31, 1996.

     In the United States, the operation of bowling centers is a mature industry characterized by slightly declining lineage offset by increasing average price per game. Total lineage, according to an industry source, has declined despite an average annual increase in the total number of people bowling since 1987. This trend is largely a result of a shift in the customer base from league participants to more open play bowlers, resulting in more people bowling, but bowling less frequently. Bowling center operators have offset the decrease in overall lineage by increasing prices and creating additional sources of ancillary income. Management believes that the Company's U.S. lineage has remained relatively stable in recent years due to the Company's ability to better maintain existing league bowlers and attract new open play bowlers.

     The international bowling center industry is also highly fragmented. There are typically few chain operators in any given country and a large number of single-center operators. The Company generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well-positioned in markets such as the United Kingdom and Australia. Although trends vary by country, certain of the international markets in which the Company operates have experienced increasing competition as they have transitioned from newly developed to more mature markets, resulting in declining lineage. The Company has attempted to offset these lineage declines through higher prices.

     In addition, bowling faces competition from alternative sport and recreational activities. The ongoing success of the Company's bowling center operations is subject to the level of interest in recreational bowling, the availability and relative cost of other recreational and entertainment alternatives, the amount of leisure time, as well as various other social and economic factors over which the Company has no control. There can be no assurance that bowling will continue to be popular or that the Company will continue to compete effectively in the industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Bowling Centers."

  Bowling Products

     The bowling equipment industry has been characterized by relatively stable sales of Modernization and Consumer products to the installed base of equipment operators, and more volatile results in sales of NCPs for newly constructed bowling centers. Periods of rapid growth in NCP sales for newly constructed bowling centers have occurred as bowling has become popular in particular countries and the economics of constructing and operating a bowling center have become attractive to local developers and entrepreneurs. Since NCP sales decline as various markets mature, continued growth in NCP sales depends on similar bowling growth patterns developing in other emerging markets, such as China, India and Indonesia. In addition, the Company must establish a local sales and service capability to participate in future international expansion and to successfully exploit new demand. There can be no assurance that such future international expansion will occur or that, if it does occur, the Company will be able to successfully compete in such emerging markets. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Bowling Products."

     The Company and Brunswick, a publicly traded producer of marine and recreational products, are the two largest manufacturers of bowling center equipment, and are the only full-line manufacturers of NCPs and Modernization and Consumer products that compete on a global basis. The Company also competes with smaller, often regionally-focused companies in certain product lines. For example, DACOS, a Korean-based manufacturer, competes with the Company in the Asia-Pacific region, primarily in China and Korea.

     Because bowling equipment has a relatively long useful life, used equipment can be refurbished and sold, often to builders of new centers. The Company actively purchases and resells used equipment in new high growth markets in order to compete with refurbishers who are often U.S. based.

INTERNATIONAL OPERATIONS

     The Company's international operations are subject to the usual country-specific business risks including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, and the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. For the year ended December 31, 1996, a substantial portion of the Company's revenue and EBITDA, including substantially all of the revenue and EBITDA derived from NCP sales was derived from international operations. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its foreign sales or on its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 16. Geographic Segments" in the Notes to Consolidated Financial Statements included elsewhere herein.

EMPLOYEES

  Bowling Centers

     As of December 31, 1996, Bowling Centers had approximately 9,177 full- and part-time employees worldwide.

                                                                           NUMBER OF
                                    COUNTRY                              EMPLOYEES(a)
        ---------------------------------------------------------------  -------------
        United States..................................................      7,032
                                                                             -----
        International:
          Australia....................................................      1,093
          United Kingdom...............................................        343
          Mexico.......................................................        252
          Hong Kong....................................................         91
          Japan........................................................        142
          France.......................................................         92
          Spain........................................................         36
          Switzerland..................................................         21
          Canada.......................................................         24
          China........................................................         51
                                                                             -----
                  Total International..................................      2,145
                                                                             -----
                  Total Worldwide......................................      9,177
                                                                             =====

---------------
(a) Numbers vary depending on the time of year.

  Bowling Products

     As of December 31, 1996, Bowling Products had approximately 861 full-time employees worldwide.

                                                                            NUMBER OF
                                     SEGMENT                                EMPLOYEES
        ------------------------------------------------------------------  ---------
        Manufacturing.....................................................     634
                                                                             -----
        Sales:
          Australia.......................................................       8
          Americas........................................................      48
          Europe..........................................................      35
          Asia-Pacific....................................................      80
          Japan...........................................................      41
          Sweden..........................................................      15
                                                                             -----
             Total Sales..................................................     227
                                                                             -----
                  Total Worldwide.........................................     861
                                                                             =====

  Corporate

     As of December 31, 1996, Corporate had approximately 134 full-time employees.

ITEM 2.  PROPERTIES.

  Bowling Centers

     As of December 31, 1996, the Company owned or operated 263 bowling centers in the United States and 78 centers in ten countries. A regional list of these facilities is set forth below:

                                  U.S. CENTERS

                                                             NUMBER OF    NUMBER OF     OWNED/
                            REGION                           CLUSTERS    LOCATIONS(a)   LEASED
    -------------------------------------------------------  ---------   ------------   ------
    Baltimore/Washington...................................       7            39        25/14
    Northeast..............................................       7            38        18/20
    Mid-Atlantic...........................................       8            33         25/8
    Southern...............................................       8            33        22/11
    Great Lakes............................................       7            41        30/11
    Midwest................................................       9            41        29/12
    Pacific................................................       6            36        20/16
                                                                 --
                                                                              ---       ------
              Total........................................      52           261       169/92
                                                                 ==           ===       ======

---------------
(a) The Company manages two centers for an unrelated party. The two managed centers are neither owned nor leased by the Company.

                             INTERNATIONAL CENTERS

                                                                           NUMBER OF   OWNED/
                             COUNTRY                                       LOCATIONS   LEASED
    ---------------------------------------------------------              ---------   -------
    Australia...........................................................       36       23/13
    United Kingdom......................................................       15        1/14
    Mexico..............................................................        9         5/4
    Hong Kong...........................................................        5         0/5
    Japan...............................................................        5         0/5
    France..............................................................        3         0/3
    Spain...............................................................        2         0/2
    Switzerland.........................................................        1         0/1
    Canada..............................................................        1         1/0
    China...............................................................        1         0/1
                                                                              ---      ------
              Total.....................................................       78       30/48
                                                                              ===      ======

     Bowling Centers' leases are subject to periodic renewal. Twenty-five of the U.S. centers have leases which expire during the next three years. Nineteen of such leases have renewal options. Seventeen of the international centers have leases which expire during the next three years. Seven of such leases have renewal options. The Company generally does not have difficulty renewing leases.

  Bowling Products

     As of December 31, 1996, the Company owned or leased facilities at four locations in the United States -- three for its bowling equipment manufacturing business and one for its billiard business. The

Company also leased facilities at nine international locations, which are used as offices or warehouses. These facilities are listed below:

                                U.S. FACILITIES

                                                                 APPROXIMATE       OWNED/
     LOCATION                       PRODUCTS                    SQUARE FOOTAGE     LEASED
------------------  ----------------------------------------    --------------     ------
Richmond, VA......  Pinspotters, automatic scoring,                 360,000         Owned
                    synthetic lanes, other capital
                    equipment, consumer products
                    Used pinspotters                                 54,000        Leased
Lowville, NY......  Pins and wood lanes                             121,000         Owned
                                                                     50,000         Owned
Golden, CO........  Lane maintenance equipment (Century)             50,000        Leased
Bland, MO.........  Billiard tables (PlayMaster)                     37,210         Owned
                                                                     33,373        Leased
                                                                     32,000         Owned
                                                                     24,000         Owned
                                                                     16,000         Owned
                                                                     11,000        Leased

                            INTERNATIONAL FACILITIES

                                                                       APPROXIMATE       OWNED/
                      LOCATION                        FUNCTIONS       SQUARE FOOTAGE     LEASED
    ---------------------------------------------  ---------------    --------------     ------
    Emu Plains, Australia........................  Office                    400         Leased
                                                   Warehouse              10,100         Leased
    Hong Kong....................................  Office                  2,500         Leased
                                                   Office                  1,125         Leased
    Levallois-Perret, France.....................  Office                    984         Leased
                                                   Warehouse               1,470         Leased
    Mainz-Kastel, Germany........................  Office                    656         Leased
                                                   Warehouse               1,650         Leased
    Yokohama, Japan..............................  Office                  4,626         Leased
                                                   Warehouse               8,880         Leased
                                                   Service Center          1,634         Leased
    Seoul, Korea.................................  Office                  5,119         Leased
                                                   Warehouse               7,472         Leased
    Mexico City, Mexico..........................  Office                  1,300         Leased
                                                   Warehouse              11,431         Leased
    Granna, Sweden...............................  Office                  4,515         Leased
                                                   Warehouse              12,705         Leased
    Hemel Hempstead, United Kingdom..............  Office                 11,500         Leased
                                                   Warehouse              11,770         Leased

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and minor personal injury claims of customers of Bowling Centers. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

     AMF Bowling, Inc. ("AMF Bowling") is a defendant in a patent infringement action (The Kegel Company, Inc. v. AMF Bowling, Inc.) with respect to the oil application system used in a lane cleaning machine manufactured by AMF Bowling. The plaintiffs, competitors of AMF Bowling, obtained a summary judgment on the issue of liability in December 1994. AMF Bowling appealed the court's final judgment and the appeal is currently pending. A trial on damages will not occur unless and until the liability issue is resolved against AMF Bowling. The plaintiff is claiming damages of approximately $3.0 million, and alleges a right to increased damages up to three times that amount for "willful infringement." Immediately after the summary judgment, AMF Bowling changed its manufacturing method to one that does not use the disputed oil application system and has recently introduced an advanced lane cleaning machine that uses new technology.

     AMF Bowling has been charged with infringement by Joseph Gentiluomo, the owner of a patent relating to certain bowling balls. Although no action has been filed against AMF Bowling, Mr. Gentiluomo has filed an infringement suit against Brunswick Bowling & Billiards Corporation and Columbia 300, Inc. (Gentiluomo v. Brunswick Bowling & Billiards Corporation, et al.), and has informed AMF Bowling that he "intends to pursue all available rights and remedies against AMF [Bowling] and all other infringers . . . prior to or upon conclusion of the pending lawsuit."

     Actions have been brought against the Predecessor Company by its former Korean distributor, in both Korea and New York State. These actions arise from the same factual circumstances, and allege that certain notices of termination of plaintiff's distributorship agreement were deficient. On February 16, 1996, the Korean Court dismissed the litigation on jurisdictional grounds, although such decision is subject to appeal. In the New York Supreme Court action, the plaintiff is seeking $41.8 million in general damages as well as $100.0 million in punitive damages. The parties to this pending litigation have agreed in principle to settle the claims involved without the necessity of any payment by the Company and the litigation has been dismissed with prejudice subject to the parties' execution and delivery of mutually acceptable settlement and release documentation. The parties have not yet agreed on the form of such documentation. Under the terms of the Acquisition, the Sellers have agreed to indemnify the Company for any loss related to this litigation.

     On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc., d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pennsylvania (Index No. 96-75), asserted a third-party claim against AMF Bowling and other parties. Defendant, Golden Giant, Inc. ("Golden Giant"), a construction company, was originally named as the sole defendant by a bowling center (not owned or operated by the Company) in connection with the collapse of the center's roof in early 1994. Golden Giant named AMF Bowling as an additional defendant, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3.5 million and Golden Giant asserts that, if plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling. The matter is scheduled to go to trial during September 1997.

REGULATORY MATTERS

     There are no unique federal or state regulations applicable to bowling center operations or equipment manufacturing. State and local governments require establishments to hold permits to sell alcoholic beverages and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals) without burdensome reporting or supervision other than revenue tax reports.

     The Predecessor Company purchased the Fair Lanes bowling center chain consisting of 106 centers in 1994. In September 1995, the Justice Department informed the Company of the results of an investigation that it had conducted in early 1994 at six Fair Lanes bowling centers, prior to Fair Lanes' Chapter 11 filing. The investigation was to evaluate compliance with the Americans with Disabilities Act. The Justice Department concluded that there were violations, because Fair Lanes had apparently failed to respond appropriately or to take corrective action while it was in Chapter 11. Since informing the Company of the results of this investigation, the Justice Department has inspected an additional four bowling centers.

Although it has not formally reported any violations at these four centers, it has indicated by telephone that its inspector believed that there were some violations. The Company believes that many of the potential violations at the six Fair Lanes bowling centers have been corrected since the Company took control of Fair Lanes. The Company has provided the Justice Department with the details of the corrective action taken at the Fair Lanes centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED INVESTOR MATTERS.

COMMON STOCK

     The Company's common stock is wholly owned by Holdings. There is no public trading market for the Company's common stock.

DEBT SECURITIES

     The following debt securities are registered with the Securities and Exchange Commission and listed on the New York Stock Exchange:

     - 10 7/8% Series B Senior Subordinated Notes Due 2006

     - 12 1/4% Series B Senior Subordinated Discount Notes Due 2006

     The senior subordinated notes and the senior subordinated discount notes (collectively, the "Exchange Notes") are subordinated to the guarantees of the Company's bank debt ("Senior Debt") of $564.6 million outstanding at December 31, 1996. The indentures governing the Exchange Notes contain certain covenants that, among other things, restrict declaration of dividends and require maintenance of certain financial ratios. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements for discussion of guarantees and covenants.

ITEM 6.  SELECTED FINANCIAL DATA.

     The pro forma statement of income for the twelve months ended December 31, 1996, presented in "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements is based upon the Predecessor Company's statement of income for the four-month period ended April 30, 1996, and Holdings' statement of income for the period from inception (January 12, 1996) through December 31, 1996, and is adjusted to give effect to (i) the financing of the Acquisition through Senior Debt and the Exchange Notes; (ii) the amortization and depreciation resulting from the allocation of the Acquisition purchase price to fixed assets and goodwill; (iii) the retention of two bowling centers by the Sellers; and (iv) the elimination of a one-time charge in the amount of $44.0 million for special bonuses and payments made in April, 1996 by the Sellers.

     The selected consolidated financial data set forth below for the fiscal years indicated were derived from Holdings' audited consolidated financial statements for the period ended December 31, 1996, and the Predecessor Company's audited combined financial statements for the four months ended April 30, 1996, and the years ended December 31, 1995, 1994, 1993, and unaudited combined financial statements for the year ended December 31, 1992. The data should be read in conjunction with Holdings' consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this report.

     The "Selected Financial Data" includes operating results expressed in terms of EBITDA which represents earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses, net. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------------------------
                                                                 (IN MILLIONS OF DOLLARS)
                                              PRO FORMA
                            AMF GROUP         AMF GROUP
                          HOLDINGS INC.     HOLDINGS INC.                             PREDECESSOR COMPANY
                          -------------     -------------     -------------------------------------------------------------------
                             1996(A)           1996(B)            1995              1994              1993              1992
                          -------------     -------------     -------------     -------------     -------------     -------------
CONSOLIDATED
INCOME STATEMENT DATA:
Total operating
  revenue...............    $   384.8         $   548.9          $    564.9        $    517.8        $    427.6        $    391.2
                             --------          --------              ------            ------            ------            ------
Cost of goods sold......        130.5             173.6               184.1             196.0             153.2             132.1
Bowling center operating
  expenses..............        123.7             178.8               166.5             115.2             108.5             103.1
Selling, general and
  administrative
  expenses..............         35.1              51.0                50.8              57.1              41.9              43.2
Depreciation and
  amortization..........         49.4              73.5                39.1              24.8              21.4              25.5
                             --------          --------              ------            ------            ------            ------
Operating income........         46.1              72.0               124.4             124.7             102.6              87.3
Interest expense,
  gross.................         78.0             106.2                15.7               7.4               5.0               7.9
Other income (expense),
  net...................          3.7               3.6                 0.2              (1.5)             (0.1)              0.1
                             --------          --------              ------            ------            ------            ------
Income (loss) before
  income taxes..........        (28.2)            (30.6)              108.9             115.8              97.5              79.5
Provision (benefit) for
  income taxes..........         (8.6)             (9.0)               12.1              16.5              15.1              15.4
                             --------          --------              ------            ------            ------            ------
Net income (loss).......    $   (19.6)        $   (21.6)         $     96.8        $     99.3        $     82.4        $     64.1
                             ========          ========              ======            ======            ======            ======
SELECTED DATA:
EBITDA..................    $    95.5         $   145.5          $    163.5        $    149.5        $    124.0        $    112.8
EBITDA margin...........         24.8%             26.5%               28.9%             28.9%             29.0%             28.8%
BALANCE SHEET DATA (AS
  OF DECEMBER 31):
Working capital(c)......    $     7.9                            $     29.4        $     16.9        $     18.9        $     15.6
Goodwill................        771.1                                    --                --                --                --
Total assets............      1,593.9                                 400.4             410.2             228.2             231.1
Total debt..............      1,091.3                                 167.4             186.1              75.7              98.0
Stockholder's equity....        408.7                                 161.5             132.4              88.6              75.8
Total capital...........      1,500.0                                 328.9             318.5             164.3             173.8

---------------
(a) Represents results of operations of acquired business from May 1, 1996 through December 31, 1996.

(b) Represents operations from January 1, 1996 through December 31, 1996.

(c) Predecessor Company amounts reflect elimination of affiliate receivables and payables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the information contained under the heading "Selected Financial Data" and in the Consolidated Financial Statements and Notes thereto included elsewhere within this report.

     The historical financial data presented in this section include the two European bowling centers that were retained by the Sellers. For the effect on the Company of excluding these two bowling centers, see "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.

     A comparison of the historical results of operations for the period ended December 31, 1996 and 1995 is not meaningful since the 1995 results include twelve months of activity for the Predecessor Company while the 1996 results includes only the results of operations of acquired businesses for the eight months from the Acquisition through December 31, 1996 for Holdings. Management believes that a more meaningful comparison of the results of operations for the year ended December 31, 1996 is on a pro forma rather than an historical basis. This is due to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition, and from the increased interest expense due to the debt incurred related to the Acquisition. Accordingly, the following discussion of the results of operations will include comparisons of the twelve months ended December 31, 1996, on a pro forma basis, with Predecessor Company results for the years ended December 31, 1995 and 1994, on historical bases.

     The financial information presented below includes the Company's operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other net income or net expenses. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.

GENERAL

     The Company is principally engaged in two businesses which, historically, have been operated independently: (i) the ownership or operation of 263 domestic bowling centers and 78 international bowling centers ("Bowling Centers") as of December 31, 1996; and (ii) the design, manufacture and sale of bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and replacement parts ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, this Management's Discussion and Analysis of Financial Condition and Results of Operations separately discusses results of Bowling Centers and Bowling Products.

     The results of Bowling Centers, Bowling Products and the combined group are set forth below. The two European centers that were not acquired by the Company, while included in the data below, have no material impact on the Company's financial statements or on the information presented in this section.

     For 1995, Bowling Centers adopted a calendar month-end; accordingly, the Bowling Center results of operations for the year ended December 31, 1995 include the results of domestic operations for the period from December 26, 1994 through December 31, 1995. Total revenue for the period from December 26, 1994 through December 31, 1994 was approximately $2.0 million.

     Results below are presented before intersegment eliminations as management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.

PENDING TRANSACTIONS

     As described in Part I, Item 1 under the caption "Business," in January 1997 AMF Bowling Centers agreed to acquire ARC, which operates 43 bowling centers in six states. The aggregate purchase price for ARC is expected to be approximately $70.0 million and is expected to be funded from available borrowing under the Acquisition Facility. See "Note 14. Acquisitions" in the Notes to the Consolidated Financial Statements. Since December 31, 1996, the Company has entered into letters of intent with a number of sellers to purchase bowling centers. Certain of these transactions, including the ARC transaction, are subject to a number of conditions. There is no assurance that any of the pending acquisitions will be consummated.

PERFORMANCE BY BUSINESS SEGMENT

     The results shown below reflect both the U.S. and international Bowling Centers operations.

BOWLING CENTERS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                                 (IN MILLIONS OF DOLLARS)
                                                                      PRO FORMA
                                                      AMF GROUP       AMF GROUP          PREDECESSOR
                                                    HOLDINGS INC.   HOLDINGS INC.          COMPANY
                                                    -------------   -------------     -----------------
                                                      1996 (a)        1996 (b)         1995       1994
                                                    -------------   -------------     ------     ------
BOWLING CENTERS (before intersegment
  eliminations):
Total operating revenue...........................     $ 199.7         $ 307.3        $292.3     $225.4
                                                        ------          ------        ------     ------
Cost of goods sold................................        18.6            27.5          26.3       22.3
Bowling center operating expenses.................       121.4           177.2         168.7      120.3
Selling, general, and administrative expenses.....         6.9            10.6          10.5       17.0
Depreciation and amortization.....................        37.7            56.2          36.6       21.8
                                                        ------          ------        ------     ------
Operating income..................................        15.1            35.8          50.2       44.0
Interest expense, gross...........................        41.0            56.4          15.3        7.3
Other income/(expense), net.......................        (7.6)           (7.9)         (0.9)      (1.9)
                                                        ------          ------        ------     ------
Income/(loss) before income taxes.................       (33.5)          (28.5)         34.0       34.8
Provision (benefit) for income taxes..............       (10.5)          (11.2)          7.8        9.5
                                                        ------          ------        ------     ------
Net income (loss).................................     $ (23.0)        $ (17.3)       $ 26.2     $ 25.3
                                                        ======          ======        ======     ======
SELECTED DATA:
EBITDA............................................        52.8            92.0          86.8       65.8
EBITDA margin.....................................        26.4%           29.9%         29.7%      29.2%

---------------
(a) Represents results of operations of acquired business from May 1, 1996 through December 31, 1996.

(b) Represents operations from January 1, 1996 through December 31, 1996

1995 TO 1996

     For the year ended December 31, 1996, Bowling Center operating revenue increased by $15.0 million, or 5.1%, from $292.3 million for the year ended December 31, 1995 to $307.3 million for the year ended December 31, 1996. Of this increase, $19.0 million is attributable to the addition of the 57 centers during the last two quarters of 1996 and $0.5 million is attributable to increases at continuing centers. The increases are offset by a total decrease of $4.5 million, of which $2.2 million is attributable to the two bowling centers which were not acquired as part of the Acquisition and $2.3 million is attributable to the closure of seven centers originally purchased by the Predecessor Company from Fair Lanes during 1994. For continuing centers, the total revenue increase of $0.5 million, representing a 0.2% increase over 1995 revenue of $287.8 million, is attributable to an increase in international revenue of $2.4 million, offset by a decrease in U.S. continuing center revenue of $1.9 million. The decrease in U.S. continuing centers revenue was largely a result of a decrease in revenues due to the severe weather conditions in the Northeast, a region in which the Company has a large number of centers, during the first quarter of 1996. An increase in bowling prices in the U.S. during 1996 was more than offset by a decrease in U.S. lineage. The increase in international revenue was primarily a result of a 4.4% increase in average price per game and increased food and beverage revenue.

     Bowling Center worldwide gross profit increased by $13.8 million, or 5.2%, to $279.8 million for the year ended December 31, 1996 from $266.0 million for the year ended December 31, 1995. Of this increase, $17.1 million, or 123.9% was attributable to the addition of the 57 new centers acquired during the last two quarters of 1996. The remaining gross profit decrease of $3.3 million is primarily attributable to the two bowling centers not acquired and the closure of seven centers originally purchased from Fair Lanes in 1994.

     Bowling Center operating expenses increased by $8.5 million, or 5.0%, from $168.7 million for 1995 to $177.2 million for 1996. The increase is primarily attributable to $10.0 million of operating expenses related to the inclusion of the 57 centers acquired during the last two quarters of 1996. On a continuing centers basis, operating expenses increased by $2.2 million, or 1.3%, from $165.7 million in 1995 to $167.9 million in 1996. These increases were primarily attributable to an increase in international operating expenses of $4.0 million offset by a decrease in U.S. continuing centers operating expenses of $1.8 million. The remaining operating expense decrease of $3.7 million is attributable to the two bowling centers not acquired and the closure of seven centers originally purchased from Fair Lanes in 1994. The decrease in U.S. operating expenses resulted in large part from the implementation of cost reduction plans developed by management after assessing the impact of the severe weather conditions during the first quarter of 1996. The increase in international operating expenses was primarily due to increased rents and payroll expenses. As a percentage of total revenue, Bowling Center operating expenses remained constant at 57.7% during 1996 and 1995.

     Selling, general and administrative costs increased by $0.1 million, or 0.1%, from $10.5 million for 1995 to $10.6 million for 1996.

     EBITDA increased by $5.2 million, or 6.0%, from $86.8 million for 1995 to $92.0 million for 1996. Of this increase, the addition of the 57 centers acquired during the last two quarters of 1996 contributed $7.1 million in EBITDA for 1996, offset by a decrease in continuing center EBITDA of $1.2 million. Continuing center EBITDA and EBITDA margin decreased from $86.0 million and 29.9% during 1995, to $84.8 million and 29.4% for 1996. This decrease is attributable to a decrease in international centers EBITDA of $1.7 million, offset by an increase in U.S. continuing centers EBITDA of $0.5 million. The additional decrease of $0.7 million in international EBITDA is primarily attributable to the loss of the two bowling centers not acquired. The increase in U.S. EBITDA is largely the result of the cost reduction plans developed by management to offset revenue lost from the severe weather discussed above.

1994 TO 1995

     For the year ended December 31, 1995, bowling center operations revenue increased by $66.9 million, or 29.7%, from $225.4 million for the year ended December 31, 1994 to $292.3 million for the year ended December 31, 1995. Of this increase, $3.6 million is attributable to the Predecessor Company's U.S. centers (excluding Fair Lanes) and $67.2 million is attributable to the addition of the Fair Lanes centers, offset by a decrease in international revenue of $3.9 million. For the U.S. centers (excluding Fair Lanes), the total revenue increase of $3.6 million, representing a 3.7% increase over 1994 revenue of $96.2 million, was throughout all revenue categories. The increase in bowling revenue was a result of an increase in both the U.S. centers' (excluding Fair Lanes) average price per game and lineage. Additionally, in December 1995, management increased U.S. shoe rental prices and U.S. food and beverage prices by 10.0% and 3.0%, respectively. Unseasonably dry, hot weather in several countries and several unusual events including the Kobe earthquake and subway gas attacks in Japan, the economic crisis in Mexico and general strikes in France resulted in a decline in international bowling center revenue. In particular, the Predecessor Company's centers in Mexico had a revenue decline from U.S. $15.3 million for 1994 to U.S. $7.8 million for 1995, due to weakening of the local currency. The overall decrease in international revenue was a result of an increase in the international average price per game, expressed in U.S. dollars (despite the devaluation of the Mexican peso), which was more than offset by a decrease in international lineage.

     Bowling Center operations worldwide gross profit increased by $62.9 million, or 31.0% to $266.0 million for the year ended December 31, 1995 from $203.1 million for the year ended December 31, 1994. Of this increase, $61.9 million, or 98.4% was attributable to the addition of acquired Fair Lanes centers. Fair Lanes centers' cost of sales as a percentage of revenues declined from 10.5% for the year ended December 31, 1994 to 8.5% for the year ended December 31, 1995. This decrease in cost of sales is primarily attributable to the immediate effects of implementing cost control procedures in food and beverage operations at the Fair Lanes centers. The remaining gross profit increase of $1.0 million is attributable to higher prices at Predecessor Company centers (excluding Fair Lanes) and general reductions to cost of goods sold. During the year ended December 31, 1995, management reviewed the U.S. food and beverage operations and established more standardized menus which, management believes, resulted in an overall lower cost of goods sold for food and beverage.

     Bowling Center operating expenses increased by $48.4 million, or 40.2%, from $120.3 million for 1994 to $168.7 million for 1995, of which $44.0 million, or 90.9%, was related to the inclusion of Fair Lanes. As a percentage of total revenue, Bowling Center operating costs increased from 53.4% to 57.7% from 1994 to 1995, respectively. The increase was also attributable to $2.3 million of nonrecurring expenses in 1995 resulting from the existence and subsequent closing of the Fair Lanes corporate offices, the reduction of general liability and workers compensation expenses and other nonrecurring costs as a result of integrating the Fair Lanes centers into the risk management program and the closing of seven bowling centers. Internationally, the increase in the percentage of selling, general and administrative costs to revenue was due to the following factors. During 1995, management assessed the international bowling center operations and implemented changes in management personnel in Australia, France, Spain and Switzerland. In addition, the Predecessor Company closed one center in the United Kingdom, which was damaged by fire, and one center in Australia. As a result, the Predecessor Company incurred redundancy, relocation, severance and other costs aggregating $0.3 million, which management has identified as non-recurring.

     Selling, general and administrative costs decreased by $6.5 million, or 38.2%, from $17.0 million for 1994 to $10.5 million for 1995, of which $4.6 million, or 70.8%, was related to Fair Lanes. Fair Lanes incurred $5.8 million of selling, general and administrative costs during the three months ended December 31, 1994 (and before management assumed operational control) compared with costs of $1.2 million during 1995. This decrease is attributable to high salaries, professional fees and travel costs incurred during 1994 by Fair Lanes. The remaining decrease represents a decrease in selling, general and administrative costs for international centers of $2.1 million and an increase for U.S. centers (excluding Fair Lanes) of $0.2 million.

     EBITDA increased by $21.0 million, or 31.9%, from $65.8 million for 1994 to $86.8 million for 1995 (after certain nonrecurring costs of $2.3 million). Of this increase, the addition of the Fair Lanes centers contributed $22.6 million in EBITDA for 1995, after certain nonrecurring costs of $2.3 million. U.S. EBITDA and the EBITDA margin increased from $32.3 million and 26.6% in 1994, to $55.6 million and 28.9% in 1995. This increase is primarily attributable to the inclusion of Fair Lanes in the fourth quarter of 1994, which experienced an EBITDA margin of 12.6% for that quarter, compared to 27.8% for the year ended December 31, 1995. The Predecessor Company did not assume operational control of Fair Lanes until January 1995. Thus, the combined results for the Predecessor Company for 1994 are depressed due to the lower EBITDA that Fair Lanes had historically experienced under prior management. Internationally, EBITDA and EBITDA margin decreased from $33.5 million and 32.3% in 1994, to $31.2 million and 31.2% in 1995. This EBITDA decrease of $2.3 million and the related margin decline were direct results of the impact on international revenue of the unusual events referred to above occurring in countries with historically high margins and the increase in selling, general and administrative costs discussed above. Additionally, Bowling Centers in Mexico had an EBITDA decline from U.S. $4.7 million for 1994 to U.S. $3.4 million for 1995, primarily due to the weakening of the local currency.

BOWLING PRODUCTS

     The two categories of Bowling Products operations are (i) recurring sales of replacement and spare parts and supplies, resale products, and major modernization equipment ("Modernization and Consumer" prod-

ucts) to established bowling centers in both mature and developing markets; and
(ii) sales of bowling equipment necessary to outfit new bowling centers or expand an existing bowling center (New Center Packages or NCPs). Financial results for Bowling Products are presented below.

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                                        (IN MILLIONS OF DOLLARS)
                                                                      PRO FORMA
                                                      AMF GROUP       AMF GROUP             PREDECESSOR COMPANY
                                                    HOLDINGS INC.   HOLDINGS INC.
                                                    -------------   -------------     -------------------------------
                                                      1996 (A)        1996 (B)            1995              1994
                                                    -------------   -------------     -------------     -------------
BOWLING PRODUCTS (before intersegment
  eliminations):
Total operating revenue...........................     $ 191.1         $ 252.1           $    286.5        $    301.7
Cost of goods sold................................       116.2           153.3                166.9             178.9
                                                        ------          ------               ------            ------
Gross profit......................................        74.9            98.8                119.6             122.8
Selling, general, and administrative expenses.....        28.2            40.4                 40.3              38.2
Depreciation and amortization.....................        12.6            18.5                  3.6               3.7
                                                        ------          ------               ------            ------
Operating income..................................        34.1            39.9                 75.7              80.9
Interest expense, gross...........................        36.9            49.8                  0.4               0.1
Other income/(expense), net.......................        (5.2)           (4.9)                 1.0               0.4
                                                        ------          ------               ------            ------
Income/(loss) before income taxes.................        (8.0)          (14.8)                76.3              81.2
Provision (benefit) for income taxes..............        (2.7)           (3.6)                 4.3               6.7
                                                        ------          ------               ------            ------
Net income (loss).................................     $  (5.3)        $ (11.2)          $     72.0        $     74.5
                                                        ======          ======               ======            ======

SELECTED DATA:
Gross profit margin...............................        39.2%           39.2%                41.7%             40.7%
EBITDA............................................     $  46.7         $  58.4           $     79.3        $     84.6
EBITDA margin.....................................        24.4%           23.2%                27.7%             28.0%

---------------
(a) Represents results of operations of acquired business from May 1, 1996 through December 31, 1996.

(b) Represents operations from January 1, 1996 through December 31, 1996.

     Bowling Products' long-standing customer relationships, bowling centers' predictable demand for Modernization and Consumer products, a steadily increasing installed base and Bowling Products' ability to supply a full product line have historically made the Modernization and Consumer category a stable and recurring base of revenue and EBITDA. Revenue growth from 1991 to 1994 for the NCP segment resulted primarily from increased unit sales to Taiwan and Korea and since 1995 to China, where the popularity of bowling and consequent demand for new bowling centers has increased dramatically. During 1995 and 1996, NCP revenue declined primarily because the markets in Taiwan and Korea have matured. The decline was partially offset by continued demand in China.

1995 TO 1996

     Operating revenue decreased by $34.4 million, or 12.0%, from $286.5 million for 1995 to $252.1 million for 1996. This figure is primarily attributable to a decrease of $35.3 million or a 22.7% decline in NCP revenue and an increase of $0.9 million or a 0.7% increase in Modernization and Consumer revenue. The drop in NCP revenue is due to an overall decrease in NCP sales by 1,695 units, particularly for maturing markets including Korea and Taiwan, offset by an increase in NCP sales to China. From 1995 to 1996, total NCP sales to Korea decreased by 1,165 units and to Taiwan decreased by 1,323 units. Additionally, there was a moderate increase in NCP units sold to the Americas and Southern Europe during 1996. The increase in sales to China occurred during the last six months of 1996 and although there can be no assurance, based on current orders management expects 1997 sales to China to be higher than 1996. See "Seasonality and Cyclicality."

     The increase in Modernization and Consumer revenue is due in part to increased sales of synthetic lanes and automatic scoring in the United States.

     Total gross profit decreased by $20.8 million, or 17.4%, from a gross profit of $119.6 million for 1995 to a gross profit of $98.8 million for 1996. This represents a gross profit margin of 41.7% and 39.2% for 1995 and 1996, respectively. Of this 2.5% decrease in the gross profit margin, 0.8% is attributable to an increase in certain inventory and warranty reserves in the Modernization and Consumer segment of $2.3 million, and 1.7% is attributable to lower margins on decreased revenues particularly in Japan due to price cuts implemented by management in response to stiffer competition in the Modernization and Consumer segment.

     Selling, general and administrative expenses increased by $0.1 million, or 0.2%, from $40.3 million for 1995 to $40.4 million for 1996. The increase of $0.1 million is primarily attributable to increased payroll expenses related to the staffing of the Company's sales and service offices in Hong Kong which promote and supports sales of Bowling Products' equipment, particularly NCPs, to markets in China and Asia. The increase was offset in part by lower variable expenses associated with the lower volume of sales in 1996 compared to 1995.

     EBITDA and EBITDA margin decreased from $79.3 million and 27.7%, respectively, for 1995 to $58.4 million and 23.2%, respectively, for 1996, primarily due to the decreased NCP revenue, the decrease in gross profit and increased selling, general and administrative expenses discussed above.

1994 TO 1995

     Operating revenue decreased by $15.2 million, or 5.0%, from $301.7 million for 1994 to $286.5 million for 1995. This figure represents a decrease of $15.1 million, or 8.8% decline in NCP revenue and a less than 1% decrease of $0.1 million in Modernization and Consumer revenue. The drop in NCP revenue is due to an overall decrease in NCP sales, particularly for Korea and Taiwan, offset by an increase in NCP sales to China. From 1994 to 1995, total NCP sales to Korea decreased by 757 units and to Taiwan decreased by 519 units. Additionally, there was a moderate increase in NCP units sold to India, Thailand and Egypt during 1995. A significant portion of the decrease occurred in sales to Taiwan and Korea during November and December 1995, which had significantly lower sales than the comparable period in 1994. Management believes that the expansion period in Taiwan and Korea peaked during 1994. In Korea, the Predecessor Company discontinued operations with its former distributor and opened a direct sales office during 1995. Management believes that the decreased sales to Taiwan and Korea are primarily attributable to the result of NCP sales to Taiwan and Korea having peaked in 1994.

     NCP sales in Japan were significantly affected by uncertain economic conditions following the Kobe earthquake and the subway gas attacks, which resulted in delayed investments in recreational activities. However, the Japan branch increased its Modernization and Consumer revenue during the year ended December 31, 1995 by approximately $2.8 million over the preceding year.

     A net decrease in Modernization and Consumer revenue of $0.6 million was realized by the German branch. Continued unprofitability of this branch and the French branch prompted management to reorganize European operations. During the year ended December 31, 1995, the general manager and controller positions in Germany and France were consolidated into the central sales office in the United Kingdom.

     Total gross profit decreased by $3.2 million, or 2.6%, from a gross profit of $122.8 million for 1994 to a gross profit of $119.6 million for 1995. This represents a gross profit margin of 40.7% and 41.7% for 1994 and 1995, respectively. This margin increase was partially due to the increase in margins of New Center Packages. Additionally, total warranty costs, which aggregated approximately $2.7 million for 1995 decreased from $5.0 million for 1994, primarily resulting from increased quality control procedures and improved training programs for center mechanics in the international markets. Offsetting the overall gross profit margin increase, were $0.4 million in start-up expenses incurred at the pool cue manufacturing plant, a $0.3 million charge relating to the acquisition of manufacturing rights for one of the Predecessor Company's bumper bowling products and an approximate $1.0 million increase in engineering expenses associated with the Company's new automatic scoring products.

     Selling, general and administrative expenses increased by $2.1 million, or 5.5%, from $38.2 million for 1994 to $40.3 million for 1995. This increase of $2.1 million is primarily attributable to nonrecurring costs of $2.9 million in 1995, offset in part by net reversals of reserves of $0.9 million.

     EBITDA and EBITDA margin decreased from $84.6 million and 28.0%, respectively, for 1994 to $79.3 million and 27.7%, respectively, for 1995, primarily due to the decreased revenue and increased selling, general and administrative expenses discussed above. The 1995 EBITDA of $79.3 million was depressed by the charges of $2.9 million described above, which management believes are nonrecurring.

CONSOLIDATED RESULTS

DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 1996, depreciation and amortization increased by $34.4 million, or 88.0%, from $39.1 million in 1995 to $73.5 million in 1996. This increase resulted primarily from recording fixed assets at fair market value and goodwill in accordance with the purchase accounting method applied to the Acquisition.

     For the year ended December 31, 1995, depreciation and amortization increased by $14.3 million, or 57.7%, from $24.8 million in 1994 to $39.1 million in 1995. This increase was primarily due to the inclusion of Fair Lanes centers for the entire twelve months of 1995, as compared to three months during 1994.

INTEREST EXPENSE

     Gross interest expense increased by $90.5 million, or 576.4%, from $15.7 million in 1995 to $106.2 million in 1996. This increase is primarily due to interest paid on debt incurred to finance the Acquisition and interest on the Acquisition Facility. Cash interest paid by the Company for the year ended December 31, 1996 totaled $43.6 million, while non-cash bond interest amortization totaled $24.7 million.

     Gross interest expense increased by $8.3 million, or 112.2%, from $7.4 million for the year ended December 31, 1994 to $15.7 million for the year ended December 31, 1995. This increase is a result of additional debt incurred in connection with the Fair Lanes acquisition on September 29, 1994. This debt was subsequently paid in full by the Sellers of the Predecessor Company prior to the Acquisition.

NET INCOME (LOSS)

     On a pro forma basis, there was a net loss of $(21.6) million for the year ended December 31, 1996. The decline of $118.4 million, or 122.3%, in net income from $96.8 million in 1995 to a net loss of $(21.6) million in 1996 is primarily a result of a decrease in Bowling Products EBITDA resulting from the decline in NCP revenue and higher depreciation and amortization and interest expenses resulting from the Acquisition after allowing for a $9.0 million tax benefit.

     Net income decreased by $2.5 million, or 2.5%, from $99.3 million in 1994 to $96.8 million in 1995. This decrease was the result of higher depreciation and amortization and interest expense in 1995 as compared to 1994. The higher depreciation, amortization, and interest expense in 1995 was a result of the full year impact of the Fair Lanes acquisition in the fourth quarter of 1994.

INCOME TAXES

     Under the prior owners, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code. As S corporations, the companies were historically liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes were the responsibility of the stockholders. The international branches of the S corporations and other international entities historically filed income tax returns and paid taxes in their respective countries. The prior owners historically received a tax credit, subject to certain limitations, in their U.S. federal income tax returns for international taxes paid by the international branches of the S corporations and certain other international entities.

     Upon consummation of the Acquisition, the domestic subsidiaries of the Company became taxable corporations under the Internal Revenue Code. The 1995 pro forma results of operations for the Predecessor Company, as presented in "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements, include a pro forma tax provision for income taxes which would have been recorded if the AMF companies had not been S corporations, based on tax laws in effect during these periods, to give effect to the conversion of certain entities from S corporation status to taxable corporation status.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1996 was $7.9 million, and on December 31, 1995 was $29.4 million, compared to $16.9 million at December 31, 1994. The decrease of $21.5 million from 1995 to 1996 is primarily due to increases in interest payable and the current portion of Bank Debt as a result of the debt incurred for the Acquisition, partially offset by an increase in the Company's cash position. See "Item 8. Financial Statements and Supplementary Data".

     Net cash flows from operating activities decreased $51.0 million from $124.8 million for the year ended December 31, 1995 to $73.8 million for the period ended December 31, 1996. This decrease was primarily due to the decrease in net income from $96.8 million for the year ended December 31, 1995 to a net loss of $(19.6) million for the year ended December 31, 1996 and higher depreciation, amortization and interest expenses as a result of the Acquisition.

     Net cash flows used in investing activities were $28.3 million for the year ended December 31, 1995 compared to net cash flows provided of $1,467.1 million for the period ended December 31, 1996. The change was due primarily to the Acquisition. During the year ended December 31, 1995, capital spending was $30.0 million and other investing cash flows provided were $1.7 million. During the period ended December 31, 1996, acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million, and other cash flows provided by investing activities were $0.7 million.

     Net cash used for financing activities was $94.7 million for the year ended December 31, 1995 compared to net cash provided of $1,438.3 million for the year ended December 31, 1996. This change primarily resulted from the issuance of debt and capital contributions related to the Acquisition. During 1995, the Company made distributions to stockholders of $71.9 million, net payments on notes payable to stockholders of $3.8 million, net payments on credit note agreements and long-term debt of $21.3 million and a payment for redemption of stock of $4.0 million. Additionally, cash of $8.3 million was received as capital contributions by stockholders.

     During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility, and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the Parent's institutional stockholders and one of its directors. Of the total capital contributed, $389.5 was for the initial capitalization of the Company, and $40.0 million was received as additional capital contributions in connection with the Charan Acquisition.

     As a result of the aforementioned, cash increased by $1.6 million for the year ended December 31, 1995 compared to an increase of $43.6 million for the period ended December 31, 1996.

     Net cash flow from operating activities increased from $119.7 million for the year ended December 31, 1994 to $124.8 million for the year ended December 31, 1995. This increase was primarily a result of the fact that although net income decreased from $99.3 million to $96.8 million and assets and liabilities changes which reflected a net use of cash of $5.3 million and $10.9 million for the year ended December 31, 1994 and for the year ended December 31, 1995, respectively, depreciation and amortization increased by $14.3 million, from $24.8 million for the year ended December 31, 1994 to $39.1 million for the fiscal year ended December 31, 1995.

     Net cash used for investing activities decreased from $32.6 million for the year ended December 31, 1994 to $28.3 million for the year ended December 31, 1995. During 1994, cash of $17.3 million was used for the acquisition of operating units, primarily for Fair Lanes. Capital spending was $17.8 million for the year ended December 31, 1994 compared with $30.0 million for the year ended December 31, 1995.

     Net cash used for financing activities increased from $89.6 million for the year ended December 31, 1994 to $94.7 million for the year ended December 31, 1995. During 1994, the Company made distributions to stockholders of $78.2 million, net payments on notes payable to stockholders of $8.6 million and net payments on credit note agreements and long-term debt of $4.8 million. Additionally, cash of $2.1 million was received as capital contributions by stockholders. During 1995, the Company made distributions to stockholders of $71.9 million, net payments on notes payable to stockholders of $3.8 million, net payments on credit note agreements and long-term debt of $21.3 million and a payment for redemption of stock of $4.0 million. Additionally, cash of $8.3 million was received as capital contributions by stockholders.

     As a result of the aforementioned, cash increased by $0.2 million for the year ended December 31, 1994 compared to an increase of $1.6 million for the year ended December 31, 1995.

     As a result of the Acquisition, the Company's total indebtedness has increased substantially. At December 31, 1996, the Company's debt structure consisted of Senior Debt of $566.6 million, Senior Subordinated Notes of $250.0 million and Senior Subordinated Discount Notes of $274.7 million. At December 31, 1996, the Company was also capitalized with equity of $408.7 million. The Company also has the ability to borrow $50.0 million for general corporate purposes pursuant to a Working Capital Facility and up to $150.0 million for acquisitions pursuant to the Acquisition Facility, subject to certain conditions. At December 31, 1996, $73.5 million was outstanding under the Acquisition Facility. No borrowing was outstanding at December 31, 1996, under the Working Capital Facility.

     On January 10, 1997, $65.0 million of the Acquisition Facility was refinanced as part of the amended Bank Credit Agreement. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements located elsewhere herein. Between January 1, 1997 and March 5, 1997, additional borrowings under the Acquisition facility totaled $16.5 million and were used to fund the acquisitions of bowling centers as described in "Item 1. Business".

     The Company is funding its cash needs through cash flow from operations, existing cash balances and the Working Capital Facility and Acquisition Facility. A substantial portion of the Company's available cash will be applied to service the indebtedness incurred to finance the Acquisition.

     The indentures and the Bank Credit Agreement of the Company contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements located elsewhere herein.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Exchange Notes) depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowings under the Bank Credit Agreement and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Exchange Notes. However, a portion of the principal payments at maturity on the Exchange Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Exchange Notes, or that any refinancing would be available on commercially reasonable terms or at all.

CAPITAL EXPENDITURES (HISTORICAL AND BUDGETED)

     For the period ended December 31, 1996, the Company's actual capital expenditures were $16.9 million, compared to the budgeted amount of $17.7 million. For the year ended December 31, 1995, the Company's actual capital expenditures were $30.0 million, including $9.7 million for the construction of new centers, compared to the budgeted amount of $27.5 million. In 1994, the Company's actual capital expenditures were $17.8 million, compared to the budgeted amount of $15.7 million. The projected capital expenditures for 1997 are $36.0 million excluding the acquisition or construction of new centers. The 1996 actual expenditures level is lower than the 1995 level in part because in 1995 three new bowling centers were constructed at a cost of approximately $9.7 million.

     The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, the Acquisition Facility. In addition to the ARC Merger discussed in "Item 1. Business," between January 1, 1997 and March 5, 1997, the Company had acquired an additional eight bowling centers in the U.S. and six bowling centers in the United Kingdom from several unrelated single-center and small-chain operators. The total purchase price was approximately $28.3 million, including certain adjustments and transaction costs, and was funded with $16.5 million from available borrowing under the Company's Acquisition Facility and the remainder from internally generated cash of the Company. For a discussion of the Company's current plans to acquire additional centers, see "Item 1. Business."

     The Company is planning to construct a new 40-lane, state-of-the-art family entertainment center at Chelsea Piers in New York City, at a total cost of approximately $6.6 million. In March 1997, the Company entered into a $4.4 million contract with a building contractor to construct the Chelsea Piers Bowling Center. The cost to build this center will ultimately be funded by the Acquisition Facility.

     The Company conducts an ongoing modernization and maintenance program that results in its centers having upgraded physical plants and generally new and attractive appearances. Management believes that its historical spending level of 3.7% of bowling center revenue is fully adequate to cover all modernization and maintenance capital expenditures. Management estimates that approximately 2.0% of bowling center revenue is required for maintenance capital expenditures alone. The revenue of new centers, such as Hanover Lanes in Richmond, Virginia, the Garden Hotel center in China and Okegawa in Japan, is excluded from the revenue figure used to calculate the budget for modernization and maintenance capital expenditures. In addition to the 3.7% budgeted amount, the Company spent $1.6 million for the major modernization of a 60-lane center located in Milford, Connecticut, and for the installation of automatic scoring in a 64-lane center in Akron, Ohio, both of which are former Fair Lanes centers. The Company spent a total of $1.1 million on the installation of the new point-of-sale information system in its domestic centers in 1996. In 1995, $0.2 million was spent on the system.

     Commencing in 1995, Bowling Centers undertook a program to replace in certain centers wood lanes having little or no remaining useful life with new synthetic lanes, manufactured by Bowling Products. In 1994, Bowling Centers identified about 964 (approximately 16.9%) of its lanes worldwide that had reached the end of their useful lives (generally, 30 to 35 years), or would reach such end in the next two to three years. In 1995, 316 lanes of the 964 lanes were replaced at a total cost of $1.5 million, at approximately $4,750 per lane. In 1996, 252 lanes were replaced at a total cost of $1.2 million, at approximately $4,750 per lane. In 1997, an additional 463 lanes are scheduled to be replaced at a cost of approximately $2.2 million. This capital spending is in addition to the 3.7% of revenue spent annually on maintenance and modernization capital expenditure program. Upon the acquisition of the Fair Lanes centers, the Company identified a total of 448 lanes in Fair Lanes centers, or about 12.4% of total Fair Lanes, also in need of replacement. In 1995, 154 of those lanes were replaced at a total cost of $0.6 million. Management believes that, on completion of this and replacement program, future lane replacements will be covered by the modernization and maintenance capital expenditure program.

     Bowling Products has relatively modest capital investment requirements, and the Company has followed a relatively conservative approach to capital investment. Maintenance and replacement clearly needed but as close to the end of the useful lives of investments have been made when clearly needed but as close to the end of the useful lives of assets as possible. Investment in production machinery and equipment has received the highest investment priority and has focused on projects with projected payback periods of one to three years. Management is not planning significant changes in the policy for non-strategic projects.

     The Company has the potential opportunity to acquire and build additional bowling centers, both domestically and internationally. Management plans to acquire centers with funding provided to the maximum extent possible under the Acquisition Facility. Under the Acquisition Facility, the Company has the ability to borrow up to $150.0 million for acquisitions, subject to certain conditions. As discussed under "-- Liquidity and Capital Resources," at December 31, 1996, there was $73.5 million outstanding on the Acquisition Facility. The Company is prepared to acquire or build additional bowling centers as appropriate opportunities arise. The Company is engaged in ongoing evaluations of and discussions with third parties regarding possible acquisitions and joint ventures. Management's plans to expand the bowling center operations are subject to the continuation of favorable economic and financial conditions, which are generally not within the Company's control.

SEASONALITY AND CYCLICALITY

     On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling center operations across different regions of the U.S. and across 10 different countries, along with the bowling industry's historic resistance to recessions, has provided stability to the Company's annual cash flows. Although financial performance is still seasonal in nature, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling center operations has helped reduce this seasonality. In Australia, where the Company has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. The Company's cash flows are further stabilized by the location of many centers in markets where the climates have high average temperatures and high humidity. In the United States, during the summer months when league bowling is generally less active, the Company's bowling centers in the southern U.S. continue to show strong performance. The same applies internationally in countries with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities. Given this predictable revenue pattern. the Company is able to adjust its payroll and other expenses to match the revenue stream. See "Item 2. Properties" and "Note 15. Business Segments" in the Notes to the Consolidated Financial Statements for geographic information on the Company's business.

     Modernization and Consumer sales display significant seasonality. The U.S. market, which is the largest market for Modernization and Consumer products, is driven by the beginning of leagues in the Fall. Operators typically sign buying agreements, particularly for replacement equipment, during the first four months of the year after they receive winter league revenue indications. Equipment is shipped and installed during the summer months, when leagues are generally less active. Sales of modernization equipment, such as automatic scoring and synthetic lane overlays, is less predictable and fluctuates more than the replacement equipment because of the extended life cycles of these major products, which range from four to 10 years.

     The NCP segment of Bowling Products experiences significant fluctuations due to changes in demand for NCP as certain markets experience high growth followed by market maturity. Market cycles for individual countries have, in the past, spanned several years with periods of high demand for small and medium sized markets (e.g., Japan, Korea, Taiwan,) lasting from three to five years. These growth patterns do not seem to be closely tied to general economic cycles.

INTERNATIONAL OPERATIONS

     For the year ended December 31, 1996, 33.8% of the Company's bowling center operations revenue was generated by its international centers. Historically, the Company has not engaged in any significant hedging activities.

     For the year ended December 31, 1996, approximately 62.7% of Bowling Products' sales were made through international affiliates and distributors. To minimize credit and international exchange risk, equip-ment is sold primarily on Free on Board (F.O.B.)-U.S. plant using letters of credit denominated in U.S. dollars. Letters of credit are usually collected before shipments leave U.S. Ports. Affiliate offices sell some products in local currency, but adjust pricing, to the extent that market conditions permit, with changes in exchange rates. This policy has enabled the Company's manufacturing operations generally to avoid any material adverse effect from exchange rate fluctuations, except during severe international exchange rate volatility.

BACKLOG; RECENT NCP SALES

     The total NCP backlog as of December 31, 1996 was approximately 1,426 units. This figure represents an increase of 486 units from the backlog of 940 units at December 31, 1995. This increase is primarily composed of increases in the backlogs in China, the United States and Malaysia, partially offset by decreases in the backlogs in Korea and Taiwan. Management believes that the decrease in the backlog of orders for Taiwan and Korea is primarily the result of NCP sales to these countries having peaked in 1994. Based on average backlog levels for the three years ended December 31, 1996, an average of 20% of signed orders in the Company's backlog is eventually canceled. The total NCP backlog increased by approximately 319 units as of February 28, 1997 to 1,611 units from a backlog level of 1,292 units as of February 29, 1996.

     Reflecting the decline in orders in the fourth quarter of 1995, manufacturing revenue from NCP sales declined very substantially during the first six months of 1996 reflecting a decrease of over 59.0% compared with NCP sales during the first six months of 1995. Overall NCP sales in the second half of 1996 exceeded NCP sales for the first half of 1996, reflecting continued progress in establishing a direct sales presence in China. The drop in NCP revenue for the year ended December 31, 1996 is due to a decrease in NCP unit sales, particularly in Korea and Taiwan. For the full year 1996, total NCP sales to Korea decreased by 1,165 units and to Taiwan decreased by 1,323 units compared to the full year 1995. The decrease in sales to Korea and Taiwan during 1996 is offset in part by an increase in NCP sales to China of 825 units. Management believes that the initial expansion period in both Korea and Taiwan peaked during 1994. Management believes that the decreased sales to Korea were also partially attributable to the effect of the Company's decreased presence in Korea while it was in the process of establishing a direct sales office to replace its former distributor. As a result of the maturing state of the markets in Korea and Taiwan, management does not expect NCP sales to these markets to return to the levels realized in 1994. China is in the early stages of development which management believes should provide several years of activity to follow.

     On December 28, 1995, the State Council of China announced the reform and adjustment of its policy towards foreign invested joint ventures in China. With effect from April 1, 1996, joint ventures importing capital equipment, including bowling equipment, are required to pay customs duty and Value Added Tax ("VAT") on such equipment, though certain grandfather rule exemptions will apply. For bowling equipment, the current customs duty rate is 50%, while the VAT rate is 17%. Prior to the change in policy, the joint ventures were exempt from customs duty and VAT on most imported capital equipment, including bowling equipment. As a grandfather concession, the joint ventures that were approved to set up prior to April 1, 1996, with a total investment of less than US $30 million may have until December 31, 1996 to import capital equipment duty free. Accordingly, there is a risk that the change in import duty policy in China may adversely affect the sale of NCP units to China. Based on the information available to the Company, the Company believes that its competitors will be similarly affected by the new import policy. The Company thus believes that the new policy will not put it at a competitive disadvantage with respect to its competitors. The State Council of China has announced an extension of its policy toward foreign invested joint ventures in China until June 30, 1997. Accordingly, management expects a strong order rate in China to continues for the first half of 1997.

IMPACT OF INFLATION

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have an adverse effect on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenue.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the best of the Company's knowledge, its operations are in material compliance with the terms of all applicable environmental laws and regulations.

     AMF Bowling's Century Division ("Century") leases a facility in Golden, Colorado. In connection with the landlord's recent attempted sale of the facility, a potential buyer conducted exploratory groundwater sampling that yielded evidence of potential groundwater contamination in one monitoring well on the site. The landlord is currently conducting additional tests to determine the existence and extent of any such contamination. The Company believes that, pursuant to the 1990 asset purchase agreement by which AMF Bowling acquired Century, it is indemnified by the former shareholders of Century for the costs of any necessary remediation at the Golden, Colorado facility for contamination that occurred prior to 1990. To the extent that contamination may have been caused by AMF Bowling since 1990, AMF Bowling would not be indemnified. The Company is not, however, aware of any post-1990 contamination. The Company cannot at this time estimate the potential costs of investigation or cleanup, if any, but, based on currently available information, the Company believes that its liability with respect to any such investigation or cleanup is unlikely to have a material adverse effect on the Company's business or financial condition or its financial statements taken as a whole.

     The Company's Trinity Avenue site, which is part of its facility in Lowville, New York, is undergoing groundwater remediation in connection with solvent contamination dating to 1986, when underground storage tanks were removed. The site is listed on the New York State Registry of Inactive Hazardous Waste Sites. The Company believes that liability for the remediation rests with a third party under the 1986 agreement pursuant to which the Sellers acquired from such third party the core bowling equipment manufacturing business. Such third party has taken responsibility to date and is implementing the remedy. In the event that such third party were unable to meet its obligations with respect to the remediation, the Company could be held responsible for such remediation.

     Another property, the Company's bowling center at Bristol Pike Lanes, Croydon, Pennsylvania is located within the boundaries of the Croydon TCE Spill Superfund site, which has been listed on the National Priorities List ("NPL") under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). The site includes an area of groundwater contamination of approximately 3.5 square miles, and the bowling center is close to properties identified by the U.S. Environmental Protection Agency ("EPA") as potential sources of the contamination. The bowling center does not appear to have contributed to the groundwater contamination, and the EPA has not listed the Company as a potentially responsible party. The Company does not believe that the groundwater contamination at either of the sites described in this paragraph and the preceding paragraph is likely to have a material adverse effect on the Company's business or financial condition or on its financial statements taken as a whole.

     The Company has received notices of potentially liability under CERCLA or analogous state statues at eight off-site disposal facilities. The Company believes that the entity involved was a de minimis contributor of waste at each of these sites. In addition, in connection with the Acquisition, AMF Reece Inc., which is owned by the Sellers, will be required to indemnify the Company for the liability at three of these sites under an indemnity agreement which the Sellers are obliged to procure. The Company does not believe that CERCLA liabilities for these eight sites in the aggregate will have a material adverse effect on the Company's business or financial condition or on its financial statements taken as a whole.

     The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the Company's products, or providing its services, or otherwise adversely affect the demand for its products or services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

                                                                                        PAGE
                                                                                        ----
AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
-  Report of Independent Public Accountants...........................................   28
-  Consolidated Balance Sheet as of December 31, 1996.................................   29
-  Consolidated Statement of Income for the Period Ended December 31, 1996............   30
-  Consolidated Statement of Cash Flows for the Period Ended December 31, 1996........   31
-  Consolidated Statement of Stockholder's Equity for the Period Ended December 31,
  1996................................................................................   32
-  Notes to Consolidated Financial Statements.........................................   33

AMF BOWLING GROUP (PREDECESSOR COMPANY)
-  Report of Independent Accountants..................................................   56
-  Combined Balance Sheets as of April 30, 1996, and December 31, 1995................   57
-  Combined Statements of Operations for the Four Months Ended April 30, 1996,
     and the Years Ended December 31, 1995 and 1994...................................   58
-  Combined Statements of Cash Flows for the Four Months Ended April 30, 1996,
     and the Years Ended December 31, 1995 and 1994...................................   59
-  Combined Statement of Changes in Stockholders' Equity for the Four Months
     Ended April 30, 1996, and the Years Ended December 31, 1995 and 1994.............   60
-  Notes to Combined Financial Statements.............................................   61

SELECTED QUARTERLY DATA (UNAUDITED)...................................................   94

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
AMF Group Holdings Inc.:

     We have audited the accompanying consolidated balance sheet of AMF Group Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for the period from inception (January 12, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Group Holdings Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the period from inception (January 12, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Richmond, Virginia
February 28, 1997

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
Current assets:
  Cash and cash equivalents....................................................    $   43,568
  Accounts and notes receivable, net of allowance for doubtful accounts of
     $4,492....................................................................        42,625
  Inventories..................................................................        41,001
  Deferred taxes and other.....................................................        11,178
                                                                                   ----------
          Total current assets.................................................       138,372
Property and equipment, net....................................................       630,796
Deferred financing costs, net..................................................        40,595
Goodwill, net..................................................................       771,146
Other assets...................................................................        12,964
                                                                                   ----------
          Total assets.........................................................    $1,593,873
                                                                                   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable.............................................................    $   31,563
  Accrued expenses.............................................................        54,357
  Income taxes payable.........................................................         2,220
  Long-term debt, current portion..............................................        42,376
                                                                                   ----------
          Total current liabilities............................................       130,516
Long-term debt.................................................................     1,048,877
Other long-term liabilities....................................................         1,851
Deferred income taxes..........................................................         3,895
                                                                                   ----------
  Total liabilities............................................................     1,185,139
                                                                                   ----------
Commitments and contingencies
Stockholder's equity:
  Common stock (par value $.01, 100 shares issued and outstanding).............            --
  Paid-in capital..............................................................       429,450
  Retained deficit.............................................................       (19,565)
  Equity adjustment from foreign currency translation..........................        (1,151)
                                                                                   ----------
          Total stockholder's equity...........................................       408,734
                                                                                   ----------
          Total liabilities and stockholder's equity...........................    $1,593,873
                                                                                   ==========

The accompanying notes are an integral part of this consolidated balance sheet.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE PERIOD ENDED DECEMBER 31, 1996 (NOTE 2)
                                 (IN THOUSANDS)

Operating revenues................................................................  $384,809
                                                                                    --------
Operating expenses:
  Cost of goods sold..............................................................   130,542
  Bowling center operating expenses...............................................   123,673
  Selling, general, and administrative expenses...................................    35,070
  Depreciation and amortization...................................................    49,386
                                                                                    --------
          Total operating expenses................................................   338,671
                                                                                    --------
          Operating income........................................................    46,138
Nonoperating expenses:
  Interest expense................................................................    77,990
  Other expenses, net.............................................................     1,912
  Interest income.................................................................    (5,611)
                                                                                    --------
          Total nonoperating expenses.............................................    74,291
                                                                                    --------
          Loss before income taxes................................................   (28,153)
          Benefit for income taxes................................................    (8,588)
                                                                                    --------
          Net loss................................................................  $(19,565)
                                                                                    ========

   The accompanying notes are an integral part of this consolidated financial statement.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIOD ENDED DECEMBER 31, 1996 (NOTE 2)
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss......................................................................  $   (19,565)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization..............................................       49,386
     Deferred taxes.............................................................      (14,040)
     Amortization of bond discount..............................................       24,731
     Loss on the sale of property and equipment, net............................          408
     Changes in assets and liabilities:
       Accounts and notes receivable............................................       (6,504)
       Inventories..............................................................        1,862
       Other assets.............................................................       (3,873)
       Accounts payable and accrued expenses....................................       21,930
       Income taxes payable.....................................................          361
       Other long-term liabilities..............................................       19,135
                                                                                  -----------
     Net cash provided by operating activities..................................       73,831
Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired.........................   (1,450,928)
  Purchases of property and equipment...........................................      (16,941)
  Proceeds from sales of property and equipment.................................          754
                                                                                  -----------
     Net cash used in investing activities......................................   (1,467,115)
Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs.................    1,059,277
  Payments on long-term debt....................................................      (38,875)
  Capital contributions.........................................................      420,750
  Payment of noncompete obligations.............................................       (2,892)
                                                                                  -----------
     Net cash provided by financing activities..................................    1,438,260
                                                                                  -----------
     Effect of exchange rates on cash...........................................       (1,408)
                                                                                  -----------
     Net increase in cash.......................................................       43,568
     Cash and cash equivalents at beginning of period...........................           --
                                                                                  -----------
     Cash and cash equivalents at end of period.................................  $    43,568
                                                                                  ===========

   The accompanying notes are an integral part of this consolidated financial statement.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                FOR THE PERIOD ENDED DECEMBER 31, 1996 (NOTE 2)
                                 (IN THOUSANDS)

                                                                              EQUITY
                                                                            ADJUSTMENT
                                                                           FROM FOREIGN       TOTAL
                                           COMMON    PAID-IN    RETAINED     CURRENCY     STOCKHOLDER'S
                                           STOCK     CAPITAL    DEFICIT    TRANSLATION       EQUITY
                                          --------   --------   --------   ------------   -------------
Balance January 12, 1996................  $     --   $     --   $     --     $     --       $      --
  Initial capitalization................        --    389,450         --           --         389,450
  Capital contribution by stockholder...        --     40,000         --           --          40,000
  Net loss..............................        --         --    (19,565)          --         (19,565)
  Equity adjustment from foreign
     currency translation...............        --         --         --       (1,151)         (1,151)
                                          --------   --------   --------     --------        --------
Balance December 31, 1996...............  $     --   $429,450   $(19,565)    $ (1,151)      $ 408,734
                                          ========   ========   ========     ========        ========

   The accompanying notes are an integral part of this consolidated financial statement.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

     AMF Group Inc. (the "Company") is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 263 U.S. bowling centers and 78 international bowling centers ("Bowling Centers") as of December 31, 1996, and (ii) the manufacture and distribution of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare and replacement parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international independent bowling center operators.

     The Company is a wholly owned subsidiary of AMF Group Holdings Inc. ("Holdings"). Holdings is a wholly owned subsidiary of AMF Holdings Inc. (the "Parent"). Holdings and the Company are newly formed Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs") to effect the acquisition (described below). Holdings and the Parent are holding companies only. The primary assets in each are comprised of investments in subsidiaries.

     Pursuant to a Stock Purchase Agreement dated February 16, 1996, between Holdings and the stockholders (the "Sellers") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996 (the "Closing Date"), Holdings acquired the Predecessor Company through a stock purchase by Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain of the assets of the Predecessor Company's bowling center operations in Spain, and Switzerland (the "Acquisition"). Holdings did not acquire the assets of two bowling centers located in Madrid, Spain, and Geneva, Switzerland (both of which were retained by the Sellers).

     The purchase price for the Acquisition was approximately $1.373 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. The purchase included the payment of $1.323 billion to the Sellers. The Acquisition was funded with $380.8 million of contributed capital, and $1.015 billion of debt, including bank debt and exchange senior subordinated notes and discount notes. The purchase included $8.7 million which represents 870,000 warrants to purchase shares of Parent Common Stock, which were issued on the Closing Date to Goldman Sachs. See "Note 9. Long-Term Debt". See also "Note 13. Supplemental Disclosures to the Consolidated Statement of Cash Flows" which presents the components of the purchase price allocation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The results of operations for the period ended December 31, 1996, reflect the results of Holdings since the inception date of January 12, 1996, and the subsidiaries acquired as of May 1, 1996, from the Predecessor Company. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

  Revenue Recognition

     For sales to customers in the United States, revenue is generally recognized at the time the products are shipped. For larger contract orders, Bowling Products generally requires that customers submit a deposit as a condition of accepting the order. Internationally, revenue is generally recognized when products arrive at the customer's port of entry. For nonaffiliate international sales, Bowling Products generally requires the customer to obtain a letter of credit prior to shipment.

  Warranty Costs

     Bowling Products warrants all new products for certain periods up to one year. Major products are warranted for one year. Bowling Products charges to income an estimated amount for future warranty obligations, and offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $4,471 for the period ended December 31, 1996, and is included in cost of sales in the accompanying consolidated statement of income.

  Cash and Cash Equivalents

     The Company classifies all highly liquid fixed-income investments purchased with an original maturity of three months or less as cash equivalents.

  Inventories

     Bowling Products' inventory is valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method for U.S. and international inventories. Bowling Centers' inventory is valued at the lower of cost or market, with the cost being determined using the actual or average cost method.

  Long-Lived Assets

     The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

  Property and Equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property, and any gain or loss is recognized.

     As a result of the Acquisition, the carrying value of property and equipment was adjusted to fair market value in accordance with the purchase method of accounting. Property and equipment are depreciated over

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES their estimated useful lives using the straight-line method. Estimated useful lives of property and equipment for financial reporting purposes are as follows:

    Buildings and improvements.........   5 - 40 years
    Leasehold improvements.............   lesser of the estimated useful life or term of the lease
    Bowling and related equipment......   5 - 10 years
    Manufacturing equipment............   2 - 7 years
    Furniture and fixtures.............   3 - 8 years

  Goodwill

     As a result of the Acquisition and in accordance with the purchase method of accounting for the Acquisition, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the Closing Date. Goodwill is being amortized over 40 years. Amortization expense was $13,070 for the period ended December 31, 1996.

  Income Taxes

     Upon consummation of the Acquisition, the U.S. and international subsidiaries of Holdings became taxable corporations under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

  Research and Development Costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. The amount charged against income was approximately $1,312 for the period ended December 31, 1996, and is included in cost of sales in the accompanying consolidated statement of income.

  Advertising Costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amount charged against income was approximately $9,299 for the period ended December 31, 1996, with $5,932 included in bowling center operating expenses for Bowling Centers, and $3,367 included in selling, general, and administrative expenses for Bowling Products and Corporate in the accompanying consolidated statement of income.

  Foreign Currency Translation

     All assets and liabilities of Holdings' international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the equity adjustment from foreign currency translation on the accompanying consolidated balance sheet. Revenues and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. The net loss from transactions in foreign currencies of $488 is included in other expenses in the accompanying consolidated statement of income.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

  Fair Value of Financial Instruments

     The carrying value of financial instruments including cash and cash equivalents and short-term debt approximated fair value at December 31, 1996, because of the short maturity of these instruments. At December 31, 1996, the fair value of interest rate cap agreements (to reduce the interest rate risk of its floating rate debt) was approximately $577. The interest rate cap agreement is valued using the estimated amount that the Company would receive to terminate the cap agreement as of December 31, 1996, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The Company has no intention of terminating the cap agreement. The fair value of the Senior Debt, as defined in "Note 9. Long-Term Debt," at December 31, 1996, was approximately $623,520 based on the market value of debt with similar maturities and covenants. The fair value of the Exchange Notes, as defined in "Note 9. Long-Term Debt", at December 31, 1996, was approximately $560,315 based on the trading value at December 31, 1996.

  Noncompete Agreements

     Holdings, through its subsidiaries, has noncompete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheet and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations at December 31, 1996, net of accumulated amortization, totaled approximately $2,498.

     Annual maturities on noncompete obligations as of December 31, 1996, are as follows:

                                    YEAR ENDING
                                    DECEMBER 31,
                ----------------------------------------------------
                1997................................................  $  724
                1998................................................     666
                1999................................................     362
                2000................................................     164
                2001................................................     146
                Thereafter..........................................     436
                                                                      ------
                                                                      $2,498
                                                                      ======

  Self-Insurance Programs

     The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 1996, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 3.  PRO FORMA RESULTS OF OPERATIONS

     Pro forma statements of income are presented on the following pages for the years ended December 31, 1996 and 1995, as if the Acquisition of the Predecessor Company had occurred on January 1, 1996 and 1995, respectively. Holdings' pro forma statement of income for the twelve months ended December 31, 1996, is based on the Predecessor Company's statement of income for the four-month period ending April 30, 1996, reported elsewhere in Item 8, Holdings' statement of income for the period ended December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES notes below. Holdings' pro forma statement of income for the twelve months ended December 31, 1995, is based on the Predecessor Company's results of operations reported elsewhere in Item 8 and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

PRO FORMA RESULTS OF OPERATIONS (IN MILLIONS)
(UNAUDITED)

                                             HISTORICAL                                      PRO FORMA
                                             AMF GROUP     PREDECESSOR                       AMF GROUP
                                              HOLDINGS       COMPANY                       HOLDINGS INC.
                                                INC.       FOUR MONTHS                     TWELVE MONTHS
                                            PERIOD ENDED      ENDED       PRO FORMA            ENDED
                                            12/31/96(a)      4/30/96     ADJUSTMENTS         12/31/96
                                            ------------   -----------   -----------       -------------
Operating revenues:.......................     $384.8        $ 164.9       $  (0.8)(b)        $ 548.9
                                               ------         ------        ------             ------
Operating expenses:
  Cost of goods sold......................      130.5           43.1            --              173.6
  Bowling center operating expenses.......      123.7           80.2         (25.1)(b)(c)       178.8
  Selling, general, and administrative
     expenses.............................       35.1           35.5         (19.6)(b)(c)        51.0
  Depreciation and amortization...........       49.4           15.1           9.0(d)            73.5
                                               ------         ------        ------             ------
          Total operating expenses........      338.7          173.9         (35.7)             476.9
                                               ------         ------        ------             ------
          Operating income (loss).........       46.1           (9.0)         34.9               72.0
Nonoperating expenses:
  Interest expense........................       78.0            4.5          23.7(e)           106.2
  Other expenses, net.....................        1.9            0.7            --                2.6
  Interest income.........................       (5.6)          (0.6)           --               (6.2)
                                               ------         ------        ------             ------
Income (loss) before income taxes.........      (28.2)         (13.6)         11.2              (30.6)
Provision (benefit) for income taxes......       (8.6)          (1.7)          1.3(f)            (9.0)
                                               ------         ------        ------             ------
          Net income (loss)...............     $(19.6)       $ (11.9)      $   9.9            $ (21.6)
                                               ======         ======        ======             ======

---------------
(a) Includes the results of operations of the acquired business from May 1, 1996, through December 31, 1996.

(b) To reflect the impact of Holdings not acquiring the operations of one bowling center in Switzerland and one bowling center in Spain.

(c) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Sellers in April 1996.

(d) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.

(e) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.

(f) To give effect to the change in status of the U.S. and international subsidiaries of Holdings from S corporations to taxable corporations under the IRC upon consummation of the Acquisition.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

PRO FORMA RESULTS OF OPERATIONS (IN MILLIONS)
(UNAUDITED)

                                                         HISTORICAL                       PRO FORMA
                                                         PREDECESSOR                      AMF GROUP
                                                           COMPANY                      HOLDINGS INC.
                                                        TWELVE MONTHS                   TWELVE MONTHS
                                                            ENDED        PRO FORMA          ENDED
                                                          12/31/95      ADJUSTMENTS       12/31/95
                                                        -------------   -----------     -------------
Operating revenues:...................................     $ 564.9        $  (2.3)(h)      $ 562.6
                                                            ------        -------           ------
Operating expenses:
  Cost of goods sold..................................       184.1           (0.3)(h)        183.8
  Bowling center operating expenses...................       166.5           (1.5)(h)        165.0
  Selling, general, and administrative expenses.......        50.8           (0.3)(i)         50.5
  Depreciation and amortization.......................        39.1           27.9(j)          67.0
                                                            ------        -------           ------
          Total operating expenses....................       440.5           25.8            466.3
                                                            ------        -------           ------
          Operating income (loss).....................       124.4          (28.1)            96.3
Nonoperating expenses:
  Interest expense....................................        15.7           88.6(k)         104.3
  Other expenses, net.................................         1.0             --              1.0
  Interest income.....................................        (2.2)            --             (2.2)
  Foreign currency transaction loss...................         1.0             --              1.0
                                                            ------        -------           ------
Income (loss) before income taxes.....................       108.9         (116.7)            (7.8)
Provision (benefit) for income taxes..................        40.6(g)       (30.6)(l)         10.0
                                                            ------        -------           ------
          Net income (loss)...........................     $  68.3        $ (86.1)         $ (17.8)
                                                            ======        =======           ======

---------------
(g) Reflects the pro forma income tax provision that would have been provided had the Predecessor Company consisted of taxable C corporations, rather than S corporations.

(h) To reflect the net reduction in revenues and expenses related to the following:

     i.   Certain assets of the Predecessor Company not purchased by Holdings.

     ii. Impact of Holdings not acquiring one bowling center in Switzerland and one bowling center in Spain.

     iii. Concurrent with the Acquisition, amounts due from and payable to shareholders and other related parties were canceled.

(i) To reflect the termination of management fees charged to Holdings by an affiliate of the prior owners of the Predecessor Company.

(j) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.

(k) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.

(l) To reflect the pro forma income tax benefit associated with the pro forma adjustments.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 4.  INVENTORIES

     Inventories at December 31, 1996, consist of the following:

                Bowling Products, at FIFO:
                  Raw materials....................................  $ 11,683
                  Work in progress.................................     2,335
                  Finished goods and spare parts...................    23,195
                Bowling Centers, at average cost:
                  Merchandise inventory............................     3,788
                                                                      -------
                                                                     $ 41,001
                                                                      =======

NOTE 5.  DEFERRED TAXES AND OTHER CURRENT ASSETS

     The components of deferred taxes and other current assets at December 31, 1996, are summarized below:

                Deferred income taxes..............................  $  4,847
                Advances or deposits...............................     2,018
                Other..............................................     4,313
                                                                      -------
                                                                     $ 11,178
                                                                      =======

NOTE 6.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996, consists of the following:

                Land..............................................  $ 90,512
                Buildings and improvements........................   265,461
                Equipment, furniture, and fixtures................   304,067
                Other.............................................     2,631
                                                                    --------
                                                                     662,671
                Less: accumulated depreciation and amortization...   (31,875)
                                                                    --------
                                                                    $630,796
                                                                    ========

     Depreciation and amortization expense related to property and equipment was $31,875 for the period ended December 31, 1996.

NOTE 7.  OTHER LONG-TERM ASSETS

     Other long-term assets at December 31, 1996, total $12,964 and are primarily composed of long-term rent deposits, long-term portion of non-compete obligations, and notes receivable.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 8.  ACCRUED EXPENSES

     Accrued expenses at December 31, 1996, consist of the following:

                Accrued compensation...............................  $ 9,141
                Accrued interest...................................    8,640
                League bowling accounts............................    7,676
                Accrued installation costs.........................    4,451
                Other..............................................   24,449
                                                                     -------
                                                                     $54,357
                                                                     =======

NOTE 9.  LONG-TERM DEBT

     Long-term debt at December 31, 1996, consists of the following:

                Bank debt........................................  $  564,625
                Exchange senior subordinated notes...............     250,000
                Exchange senior subordinated discount notes......     274,663
                Mortgage and equipment notes.....................       1,965
                                                                   ----------
                          Total debt.............................   1,091,253
                Current maturities...............................     (42,376)
                                                                   ----------
                          Total long-term debt...................  $1,048,877
                                                                   ==========

BANK DEBT

     The bank debt (the "Senior Debt") is a result of a credit agreement (the "Bank Credit Agreement") dated as of May 1, 1996, and amended and restated as of December 20, 1996, between the Company and its lenders. The Bank Credit Agreement provides for (i) syndicated senior secured term loan facilities aggregating $580.0 million (the "Term Facilities"), (ii) a senior secured multiple-draw term facility of $150.0 million (the "Acquisition Facility), and
(iii) a senior secured revolving credit facility of up to $50.0 million (the "Working Capital Facility").

     The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $250.0 million, (ii) an Amortization Extended Loans ("AXELs") Series A facility of $190.0 million, and (iii) an AXELs Series B Facility of $140.0 million. Maturity dates of the three tranches and scheduled amortization payments are included in tables below. The Term Loan Facility will bear interest, at the Company's option, at Citibank's customary base rate plus 1.5 percent or at Citibank's Eurodollar rate plus 2.5 percent. At December 31, 1996, the interest rate was 8.125 percent. The AXELs Series A Facility will bear interest, at the Company's option, at Citibank's customary base rate plus 1.875 percent or at Citibank's Eurodollar rate plus 2.875 percent. At December 31, 1996, the interest rate was 8.5 percent. The AXELs Series B Facility will bear interest, at the Company's option, at Citibank's customary base rate plus 2.125 percent or at Citibank's Eurodollar rate plus 3.125 percent. At December 31, 1996, the interest rate was 10.375 percent. On January 10, 1997, the interest rate was adjusted to 8.69 percent when the amounts under the Bank Credit Agreement were refinanced.

     The Acquisition Facility has a term of five years. The Acquisition Facility will begin to amortize in December 1999, with final maturity at March 31, 2001. The Acquisition Facility will bear interest, at the Company's option, at Citibank's customary base rate plus 1.5 percent or at Citibank's Eurodollar rate plus 2.5 percent. At December 31, 1996, $65.0 million of the Acquisition Facility bore interest at 9.75 percent, while $8.5 million bore interest at
8.125 percent. On January 10, 1997, $65.0 million was refinanced as part of the AXELs Series B Facility and the interest rate was adjusted to 8.69 percent as stated above.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     The Working Capital Facility has a term of five years and will be fully revolving until final maturity. The Working Capital Facility will bear interest, at the Company's option, at Citibank's customary base rate plus 1.5 percent or at Citibank's Eurodollar rate plus 2.5 percent.

     Beginning May 1, 1997, the margins above Citibank's customary base rate and Citibank's Eurodollar rate, at which the Term Loan Facility, the Working Capital Facility, and the Acquisition Facility will bear interest, may be reduced pursuant to a floating performance pricing grid which is based on the Total Debt/EBITDA ratio for the four fiscal quarter rolling period then most recently ended.

     The Bank Credit Agreement contains certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The Bank Credit Agreement also contains certain provisions which limit the amount of funds available for transfer from the Company to Holdings, and from Holdings to the Parent. Limits exist on, among other things, the declaration or payment of dividends, distributions of assets, and issuance or sale of capital stock.

     So long as the Company is not in default of the covenants contained in the Bank Credit Agreement, it may i) declare and pay dividends in common stock; ii) declare and pay cash dividends to Holdings to the extent necessary to make payments of approximately $0.15 million due in May 1997 under certain noncompete agreements with the Sellers; iii) declare and pay cash dividends to the Parent for general administrative expenses of the Parent not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million to the Parent for the repurchase of Parent Common Stock. As of December 31, 1996, the Company is in compliance with all of its covenants.

MORTGAGE AND EQUIPMENT NOTES

     At December 31, 1996, mortgage and equipment notes related to one U.S. bowling center bore interest at 9.175 percent.

EXCHANGE NOTES

     The exchange senior subordinated notes will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8 percent and is payable in cash semiannually in arrears on March 15 and September 15 of each year which commenced on September 15, 1996.

     The exchange senior subordinated discount notes will mature on March 15, 2006 at a fully-accreted value of $452,000. The exchange senior subordinated discount notes will result in an effective yield of 12 1/4 percent per annum, computed on a semiannual bond equivalent basis. No interest will be payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and September 15 of each year beginning with September 15, 2001.

     The Company's payment obligations under the exchange senior subordinated notes and the exchange senior subordinated discount notes (together, the "Exchange Notes") are jointly and severally guaranteed on a senior subordinated basis by Holdings and each of the Company's subsidiaries identified below in "Note 18. Consolidating Financial Statements" (collectively, the "Guarantors").

     The guarantees of the Exchange Notes are subordinated to the guarantees of the Senior Debt and the mortgage and equipment notes outstanding at December 31, 1996, referred to in the table above which have been issued by the Guarantors. The Exchange Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt of the Company, and rank pari passu with all existing and future subordinated debt of the Company. The claims of the holders of the Exchange Notes will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES obligations) of the Company's subsidiaries that are not Guarantors and through which the Company will conduct a portion of its operations. See "Note 18. Consolidating Financial Statements".

     Prior to March 15, 1999, up to $100 million in aggregate principal amount of senior subordinated notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, the Company, at a price of 110.875 percent of the principal amount of the senior subordinated notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least $150 million in aggregate principal amount of senior subordinated notes remains outstanding after such redemption. In addition, prior to March 15, 1999, the senior subordinated discount notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, the Company, at a price of 112.25 percent of the accreted value of the senior subordinated discount notes; provided that at least $150 million in accreted value of senior subordinated discount notes remains outstanding after such redemption.

     The indenture governing the exchange senior subordinated notes and the indenture governing the exchange senior subordinated discount notes (the "Exchange Note Indentures") contain certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of the Company and engage in mergers and consolidations. As of December 31, 1996, the Company is in compliance with all of its covenants.

     Annual maturities of long-term debt, including accretion of the exchange senior subordinated discount notes, as of December 31, 1996, are as follows:

                                   YEAR ENDING
                                  DECEMBER 31,
                -------------------------------------------------
                1997.............................................  $   42,376
                1998.............................................      47,375
                1999.............................................      55,500
                2000.............................................      71,750
                2001.............................................      81,125
                Thereafter.......................................     970,464
                                                                   ----------
                                                                   $1,268,590
                                                                   ==========

INTEREST RATE CAP AGREEMENTS

     During 1996, the Company entered into an interest rate cap agreement to reduce the interest rate risk of its Senior Debt. The notional amount of this cap was $500 million at December 31, 1996. Under the terms of this agreement, the Company receives payment if the three-month LIBOR rises above 5.75 percent through April, 1997, above 6.50 percent from May, 1997 through April, 1998 and above 7.5 percent from May, 1998 through October, 1998. No amounts were received under this agreement during 1996.

     The Company is exposed to credit-related loss in the event of non-performance by the counterparty. The Company believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Average amounts outstanding and average borrowing rates for the period ended December 31, 1996, were as follows:

                                                                 OUTSTANDING
                                                                      AT          AVERAGE      AVERAGE
                                                                 DECEMBER 31,     AMOUNTS     BORROWING
                 DESCRIPTION                    MATURITY DATES       1996       OUTSTANDING     RATES
---------------------------------------------  ----------------  ------------   -----------   ---------
Term Loan....................................    March 31, 2001    $228,125      $ 243,074       8.20%
AXEL A.......................................    March 31, 2003     188,750      $ 188,164       8.58
AXEL B.......................................    March 31, 2004      74,250      $  74,218       8.84
Acquisition Facility.........................    March 31, 2001      73,500      $  25,426       8.41
Working Capital Facility.....................    March 31, 2001           0      $  11,434       9.09
Mortgage and Equipment Notes.................   October 1, 2013       1,965      $   1,967       9.18

  Deferred Financing Costs

     Costs incurred to obtain bank financing and issue bond financing for the Acquisition, as discussed above, are amortized over the lives of the various types of debt. Bank financing costs are amortized over eight years and bond financing costs are amortized over ten years using the effective interest rate method. An interest rate cap agreement included in deferred financing costs is amortized over the term of the agreement beginning November 1, 1996, and ending October 31, 1998. Amortization expense for financing costs was $3,252 for the period ended December 31, 1996. Interest expense for the interest rate cap agreement was $304 for the period ended December 31, 1996.

NOTE 10.  INCOME TAXES

     Income (loss) before income taxes at December 31, 1996, consists of the following:

        U.S...............................................................  $(28,564)
        International.....................................................       411
                                                                            --------
                                                                            $(28,153)
                                                                            ========

     The income tax provision (benefit) at December 31, 1996, consists of the following:

        CURRENT INCOME TAX EXPENSE
        U.S. Federal......................................................  $     --
        State and local...................................................        --
        International.....................................................     5,452
                                                                            --------
                  Total current provision.................................     5,452
                                                                            --------
        DEFERRED TAX BENEFIT
        U.S. Federal......................................................   (12,274)
        State and local...................................................    (1,766)
        International.....................................................        --
                                                                            --------
                  Total deferred benefit..................................   (14,040)
                                                                            --------
                  Total benefit...........................................  $ (8,588)
                                                                            ========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1996, are as follows:

        DEFERRED INCOME TAX ASSETS
        Current assets
          Reserve provisions not deductible for tax purposes...............  $ 4,847
                                                                             -------
        Noncurrent assets
          Net operating losses.............................................    8,225
          Foreign tax credits..............................................    5,452
          Interest expense on high yield debt..............................    8,533
                                                                             -------
                  Total noncurrent deferred tax assets.....................   22,210
                                                                             -------
        Total deferred tax assets..........................................   27,057

        DEFERRED INCOME TAX LIABILITIES
        Noncurrent liabilities
             Goodwill amortization.........................................    5,840
             Depreciation on property and equipment........................   20,265
                                                                             -------
        Total deferred tax liabilities.....................................   26,105
                                                                             -------
        Net deferred tax assets............................................  $   952
                                                                             =======

     In connection with the Acquisition, the Company has made a joint tax election with the Seller for certain entities under Section 338(h)(10) of the IRC. The effect of this election is the revaluation of the assets of the electing entities with any residual purchase price allocated to goodwill. The nonelecting entities were acquired by both stock and asset purchases.

     The gross amount of net operating losses ("NOLs") the Company may utilize on future tax returns is $22,986. The NOLs may be carried forward for fifteen years until expiration. Foreign tax credits eligible for carry forward total $5,452, and expire in five years. The Company had no valuation allowance related to income tax assets as of December 31, 1996, and there was no change in the valuation allowance during the year.

     The provision for income taxes differs from the amount computed by applying the statutory rate of 35 percent for the period ended December 31, 1996, to income before taxes. The principal reasons for this difference are as follows:

        Tax at Federal statutory rate......................................  $(9,854)
        Increase resulting from:
          Meals and entertainment..........................................      159
          Goodwill related to acquisition of international bowling
             centers.......................................................    1,093
          Disallowance of certain high yield debt..........................      192
          Other, net.......................................................     (178)
                                                                             -------
        Total..............................................................  $(8,588)
                                                                             =======

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases which expire at various dates through 2026. Bowling Centers has certain ground leases, associated with several centers, which expire at various dates through 2058. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $912 for the period ended December 31, 1996. Total rent expense under operating leases aggregated approximately $13,737 for the period ended December 31, 1996.

     Future minimum rental payments under the operating lease agreements as of December 31, 1996, are as follows:

                                   YEAR ENDING
                --------------------------------------------------
                                   DECEMBER 31,
                --------------------------------------------------
                1997..............................................  $  19,712
                1998..............................................     16,192
                1999..............................................     14,055
                2000..............................................     12,274
                2001..............................................     17,039
                Thereafter........................................     58,624
                                                                      -------
                                                                    $ 137,896
                                                                      =======

  Litigation and Claims

     The Company is involved in certain lawsuits arising out of normal business operations. The majority of these relate to accidents at the bowling centers. Management believes that the ultimate resolution of such matters will not have a material adverse effect on Holdings' results of operations or financial position. While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses.

NOTE 12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company can, at its option, match a discretionary percentage of employee contributions and make an additional profit-sharing contribution as determined by the Board of Directors. Employer contributions vest 100 percent after a five-year period. The amount charged to expense under this plan was $1,060 for the period ended December 31, 1996.

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $506 for the period ended December 31, 1996.

     The Parent has entered into three employment agreements with executives of the Company, each for a term ending in May 1999. Each agreement calls for compensation consisting of a salary and an incentive bonus of up to 50 percent of the executive's annual salary if the Company meets certain operational and financial targets. Each employment agreement also calls for a continuation of certain benefits, under specified circumstances, following termination of employment.

     These three executives were also granted options to purchase a total of 345,000 shares of common stock of the Parent, par value $.01 per share ("Parent Common Stock"). Unless sooner exercised or forfeited, as provided, the options expire in May 2006. Twenty percent of the options vest on each of the first five anniversaries of the Closing Date. The exercise price of the options is $10.00 per share, which approximates the fair value of the Parent Common Stock at the date of the grants.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     One executive, Robert L. Morin, resigned from all positions with the Company and its related entities as of February 28, 1997. As part of Mr. Morin's severance arrangement, Parent repurchased all of the shares of Parent Common Stock owned by Mr. Morin and all options held by Mr. Morin were canceled.

     In connection with the Acquisition, the Parent adopted the AMF Holdings Inc. 1996 Stock Incentive Plan (the "Stock Incentive Plan") under which Parent may grant incentive awards in the form of shares of Parent Common Stock, options to purchase shares of Parent Common Stock ("Stock Options") and stock appreciation rights to certain officers, employees, consultants, and nonemployee directors ("Participants") of Parent and its affiliates. The total number of shares of Parent Common Stock initially reserved and available for grant under the Stock Incentive Plan is 1,767,151. A committee of the Parent's board of directors (the "Committee") is authorized to make grants and various other decisions under the Stock Incentive Plan and to make determinations as to a number of the terms of awards granted under the Stock Incentive Plan. In August 1996, the Committee granted Stock Options to Participants to purchase a total of 713,000 shares of Parent Common Stock at an exercise price of $10.00 per share. Twenty percent of the options vest on each of the first five anniversaries of the grant date. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

     The Committee granted an additional 91,000 in Stock Options to several individuals who began employment with the Company between August 1996 and December 31, 1996. The number of Stock Options outstanding to senior management, other employees, and directors at December 31, 1996, after including forfeited Stock Options, total 1,226,500. No Stock Options awarded were exercisable during the period ended December 31, 1996.

     The Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. Parent's board of directors and the Committee have authority to amend the Stock Incentive Plan and awards granted thereunder, subject to the terms of the Stock Incentive Plan.

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss for 1996 would have been increased to $23,308.

     The weighted-average fair value of options granted during 1996 is $3.05 per option. The 1,226,500 options outstanding at December 31, 1996, have a weighted-average exercise price of $10 and a weighted-average remaining contractual life of 9.6 years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free rate of 6.5 percent; expected dividend yield of zero; expected lives of ten years; expected volatility of zero based on the minimum value method.

NOTE 13.  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

Cash paid for the period ended December 31,
  1996:
  Interest.....................................  $    44,465
  Income taxes.................................  $     7,990

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                                                                CHARAN        OTHER
                                                 ACQUISITION   ACQUISITION ACQUISITIONS      TOTAL
                                                 -----------   ---------   ------------   ------------
Business acquisitions, net of cash acquired
  Working capital, other than cash acquired....  $   (17,385)  $  (5,028)    $     --     $    (22,413)
  Plant and equipment..........................     (537,827)    (97,857)      (5,182)        (640,866)
  Purchase price in excess of the net assets
     acquired..................................     (784,217)         --           --         (784,217)
  Other assets.................................      (18,330)         --           --          (18,330)
  Noncurrent liabilities.......................        6,198          --           --            6,198
  Warrants to purchase shares of Parent Common
     Stock.....................................        8,700          --           --            8,700
                                                 -----------   ---------   ------------   ------------
  Net cash used for business acquisitions......  $(1,342,861)  $(102,885)    $ (5,182)    $ (1,450,928)
                                                  ==========   =========    =========       ==========
Non-cash financing activities:
  Warrants to purchase shares of Parent Common
     Stock.....................................  $     8,700

NOTE 14.  ACQUISITIONS

     On October 10, 1996, AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a Virginia corporation and an indirect, wholly owned subsidiary of the Company, completed the acquisition (the "Charan Acquisition") of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. ("Charan"), a Delaware corporation, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of September 10, 1996, by and between AMF Bowling Centers and Charan.

     The purchase price of the Charan Acquisition was approximately $106.5 million, subject to certain adjustments. The Charan Acquisition was funded with approximately $40 million from the sale of equity by the Parent to its institutional stockholders and one of its directors, and with approximately $66.5 million from available borrowings under the Company's existing Acquisition Facility.

     The following unaudited pro forma information has been prepared assuming the Charan Acquisition had occurred as of January 1, 1996 and 1995, respectively and are based on pro forma AMF Group Holdings Inc. results of operations presented in "Note 3. Pro Forma Results of Operations". The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of those dates. In addition, the pro forma information is not intended to be a projection of future results of operations.

PRO FORMA CONSOLIDATED DATA (UNAUDITED):

                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
                                                                     (IN MILLIONS)
        Operating revenue..........................................  $595.5     $622.7
        Operating income...........................................    80.0      105.2
        Loss before income taxes...................................   (27.1)      (4.9)
        Net loss...................................................   (19.6)     (16.1)

     Since the Acquisition and prior to December 31, 1996, AMF Bowling Centers purchased an aggregate of 57 bowling centers and certain related assets and liabilities from five unrelated sellers including Charan. The combined purchase price was approximately $113.5 million, including certain adjustments and transaction costs, and was funded with approximately $40.0 million from the sale of equity by the Parent to its institutional stockholders and one of its directors, and with $73.5 million from available borrowing under the Company's

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

Acquisition Facility. The results of operations for purchases of bowling centers and certain related assets and liabilities additional to the Charan Acquisition were not material in relation to the Company's consolidated results of operations.

  Other Acquisitions

     On January 17, 1997, the Company, through AMF Bowling Centers, entered into an Agreement and Plan of Merger with American Recreation Centers, Inc. ("ARC") pursuant to which a wholly owned subsidiary of AMF Bowling Centers will merge with and into ARC (the "ARC Merger"). As a result of the ARC Merger, the outstanding shares of ARC's common stock, no par value per share (the "ARC Common Stock"), will be converted into the right to receive $8.50 per share, in cash. The purchase price, after reflecting the assumption of ARC's outstanding debt and the purchase of certain joint venture interests, represents a transaction with a total value of approximately $70 million, which will be funded from available borrowing under the Company's Acquisition Facility. The ARC Merger is conditioned upon, among other things, approval by holders of a majority of the outstanding shares of ARC Common Stock and upon receipt of certain regulatory and governmental approvals. ARC operates 43 bowling centers in six states.

     Subsequent to December 31, 1996, the Company had acquired an additional eight bowling centers in the United States and six bowling centers in the United Kingdom, all of which were previously owned by several unrelated single-center and small-chain operators. The total purchase price was approximately $28.3 million, including certain adjustments and transaction costs, and was funded with $16.5 million from available borrowing under the Company's Acquisition Facility.

     As a result of the acquisitions and the ARC Merger described above, and the closing of one center, the Company will own and operate 313 U.S. bowling centers and 84 international bowling centers.

NOTE 15.  BUSINESS SEGMENTS

     The Company operates in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the period ended December 31, 1996, is presented below:

        Revenue from unaffiliated customers
          Bowling Centers
             U.S.........................................................  $  132,300
             International...............................................      67,400
                                                                            ---------
                                                                              199,700
          Bowling Products
             U.S.........................................................      69,100
             International...............................................     116,000
                                                                            ---------
                                                                              185,100
                                                                            ---------
                                                                           $  384,800
                                                                            =========
        Intersegment sales
          Bowling Products...............................................  $    6,000
                                                                            =========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

        Operating income (loss)
          Bowling Centers
             U.S.........................................................  $    8,300
             International...............................................       6,800
                                                                            ---------
                                                                               15,100
          Bowling Products
             U.S.........................................................      23,200
             International...............................................      10,900
                                                                            ---------
                                                                               34,100
          Corporate......................................................      (3,200)
          Eliminations...................................................         100
                                                                            ---------
                                                                           $   46,100
                                                                            =========
        Identifiable assets
          Bowling Centers
             U.S.........................................................  $  612,800
             International...............................................     302,700
                                                                            ---------
                                                                              915,500
          Bowling Products
             U.S.........................................................     606,700
             International...............................................      44,500
                                                                            ---------
                                                                              651,200

          Corporate......................................................      27,100
          Eliminations...................................................         100
                                                                            ---------
                                                                           $1,593,900
                                                                            =========
        Depreciation and amortization
          Bowling Centers
             U.S.........................................................  $   25,600
             International...............................................      12,100
                                                                            ---------
                                                                               37,700
          Bowling Products
             U.S.........................................................      12,100
             International...............................................         500
                                                                            ---------
                                                                               12,600

          Eliminations...................................................        (900)
                                                                            ---------
                                                                           $   49,400
                                                                            =========
        Capital expenditures
          Bowling Centers
             U.S.........................................................  $    8,100
             International...............................................       5,000
                                                                            ---------
                                                                               13,100
          Bowling Products
             U.S.........................................................       1,500
             International...............................................       1,700
                                                                            ---------
                                                                                3,200

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

          Corporate......................................................       1,300
          Eliminations...................................................        (700)
                                                                            ---------
                                                                           $   16,900
                                                                            =========
        Research and development expense
          Bowling Products...............................................  $    1,300
                                                                            =========

NOTE 16.  GEOGRAPHIC SEGMENTS

     Information about the Company's operations in different geographic areas for the period ended December 31, 1996, and identifiable assets at December 31, 1996, are presented below:

        Net operating revenue
          United States...................................................  $205,800
          Hong Kong.......................................................    59,700
          Japan...........................................................    36,800
          Australia.......................................................    33,500
          United Kingdom..................................................    15,900
          Sweden..........................................................     7,400
          Mexico..........................................................     5,400
          Korea...........................................................    14,300
          Spain...........................................................       900
          China...........................................................     1,000
          Canada..........................................................       200
          Other European countries........................................     9,900
          Eliminations....................................................    (6,000)
                                                                            --------
                                                                            $384,800
                                                                            ========

     Net operating revenue for the U.S. Bowling Products operation has been reduced by $63,400 for the period ended December 31, 1996, to reflect the elimination of intracompany sales between the U.S. Bowling Products operation and the Bowling Products international sales and service branches.

        Operating income (loss)
          United States...................................................  $ 28,200
          Hong Kong.......................................................     7,700
          Japan...........................................................     4,000
          Australia.......................................................     4,900
          United Kingdom..................................................       600
          Sweden..........................................................     1,000
          Mexico..........................................................       500
          Korea...........................................................       100
          Spain...........................................................      (100)
          Canada..........................................................      (100)
          China...........................................................      (100)
          Other European countries........................................      (700)
          Eliminations....................................................       100
                                                                            --------
                                                                            $ 46,100
                                                                            ========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Operating income for the U.S. Bowling Products operation has been reduced by $1,000 for the period ended December 31, 1996, to reflect the elimination of intracompany gross profit between the U.S. Bowling Products operation and the Bowling Products international sales and service branches.

        Identifiable assets
          United States..................................................  $1,246,600
          Hong Kong......................................................      26,700
          Japan..........................................................      40,200
          Australia......................................................     138,000
          United Kingdom.................................................      72,300
          Sweden.........................................................       3,000
          Mexico.........................................................      15,200
          Korea..........................................................       4,600
          Spain..........................................................       7,300
          Canada.........................................................       3,700
          China..........................................................       6,000
          Other European countries.......................................      30,200
          Eliminations...................................................         100
                                                                           ----------
                                                                           $1,593,900
                                                                           ==========

     Identifiable assets for the international sales and service branches have been reduced by $5,500 to reflect the elimination of intracompany gross profit in inventory between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.

NOTE 17.  RELATED PARTIES

     Goldman Sachs and its affiliates have certain interests in the Company in addition to being the initial purchasers of the registered debt securities of the Company in connection with the Acquisition. Richard A. Friedman and Terence
M. O'Toole, each of whom is a managing Director of Goldman, Sachs & Co., and Peter M. Sacerdote, who is a limited partner of the Goldman Sachs Group, are directors of the Company. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of the Parent; thus Goldman Sachs will be deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the notes. Goldman Sachs also served as financial advisor to the Sellers in connection with the Acquisition and received a fee in the form of 10-year warrants to purchase 2.2% of the Parent Common Stock, on a fully diluted basis. The warrants are valued for accounting purposes at approximately $8.7 million. In addition, Goldman Sachs is entitled to the reimbursement of its expenses.

     In connection with the Senior Debt, Goldman Sachs acted as Syndication Agent, Goldman Sachs and Citicorp Securities, Inc. acted as Arrangers, and Citibank, N.A. is acting as administrative agent. Goldman Sachs received a fee of approximately $9.5 million and was reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

NOTE 18.  CONSOLIDATING FINANCIAL STATEMENTS

     The following consolidating information presents:

     - Consolidating balance sheet as of December 31, 1996, and consolidating statements of income and cash flows for the period ended December 31, 1996.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     - Elimination entries necessary to combine the entities comprising
       Holdings.

     The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first and second-tier subsidiaries of the Company, as follows (together with Holdings, the "Guarantors"):

        AMF Bowling Centers Holdings Inc.
        AMF Bowling Holdings Inc.
        AMF Bowling, Inc.
        AMF Bowling Centers, Inc.
        Bush River Corporation
        King Louie Lenexa, Inc.
        AMF Beverage Company of Oregon, Inc.
        AMF Beverage Company of W. VA., Inc.
        AMF Worldwide Bowling Centers Holdings Inc.
        AMF Bowling Centers (Aust) International Inc.
        AMF Bowling Centers (Canada) International Inc.
        AMF BCO-France One, Inc.
        AMF BCO-France Two, Inc.
        AMF Bowling Centers Spain Inc.
        AMF Bowling Centers (Hong Kong) International Inc.
        AMF Bowling International Inc.
        AMF Bowling Mexico Holding, Inc.
        Boliches AMF, Inc.
        AMF BCO - UK One, Inc.
        AMF BCO - UK Two, Inc.
        AMF Bowling Centers China, Inc.
        AMF BCO - China, Inc.
        AMF Bowling Centers Switzerland Inc.

     The following third-tier subsidiaries of the Company, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc., have not provided guarantees (collectively, the "Non-Guarantors"):

        AMF Bowling
        Worthing North Properties Limited
        AMF Bowling France SNC
        AMF Bowling de Paris SNC
        AMF Bowling de Lyon La Part Dieu SNC
        Boliches y Compania
        Operadora Mexicana de Boliches, S.A.
        Promotora de Boliches, S.A. de C.V.
        Immeubles Obispado, S.A.
        Immeubles Minerva, S.A.
        Boliches Mexicano, S.A.
        AMF Bowling Centers (China) Company
        AMF Garden Hotel Bowling Center Company

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                            AMF GROUP HOLDINGS INC.

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                               NON-
                                              GUARANTOR      GUARANTOR
                                              COMPANIES      COMPANIES     ELIMINATIONS     CONSOLIDATED
                                              ----------     ---------     ------------     ------------
ASSETS
--------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents.................  $   39,660      $ 3,908        $     --        $    43,568
  Accounts and notes receivable, net of           41,266        1,359              --             42,625
     allowance for doubtful accounts........
  Accounts receivable -- intercompany.......       3,365        1,259          (4,624)                --
  Inventories...............................      39,609        1,392              --             41,001
  Deferred taxes and other..................       9,491        1,687              --             11,178
                                              -----------    --------        --------        -----------
          Total current assets..............     133,391        9,605          (4,624)           138,372
Notes receivable -- intercompany............       1,998        1,663          (3,661)                --
Property and equipment, net.................     599,706       30,139             951            630,796
Investment in subsidiaries..................      59,559           --         (59,559)                --
Goodwill and other assets...................     823,762          943              --            824,705
                                              -----------    --------        --------        -----------
          Total assets......................  $1,618,416      $42,350        $(66,893)       $ 1,593,873
                                              ===========    ========        ========        ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable..........................  $   30,198      $ 1,365        $     --        $    31,563
  Accounts payable -- intercompany..........         773        3,851          (4,624)                --
  Accrued expenses..........................      50,460        3,897              --             54,357
  Income taxes payable......................       1,676          544              --              2,220
  Long-term debt, current portion...........      42,376           --              --             42,376
                                              -----------    --------        --------        -----------
          Total current liabilities.........     125,483        9,657          (4,624)           130,516
Long-term debt..............................   1,048,877           --              --          1,048,877
Notes payable -- intercompany...............       1,663        1,998          (3,661)                --
Other long-term liabilities.................       1,851           --              --              1,851
Deferred income taxes.......................       2,828        1,067              --              3,895
                                              -----------    --------        --------        -----------
          Total liabilities.................   1,180,702       12,722          (8,285)         1,185,139
                                              -----------    --------        --------        -----------
Commitments and contingencies
Stockholder's equity:
  Common stock..............................         289        3,940          (4,229)                --
  Paid-in capital...........................     454,506       24,522         (49,578)           429,450
  Retained earnings (deficit)...............     (11,184)       4,745         (13,126)           (19,565)
  Equity adjustment from foreign
     currency translation...................      (5,897)      (3,579)          8,325             (1,151)
                                              -----------    --------        --------        -----------
          Total stockholder's equity........     437,714       29,628         (58,608)           408,734
                                              -----------    --------        --------        -----------
          Total liabilities and               $1,618,416      $42,350        $(66,893)       $ 1,593,873
            stockholder's equity............
                                              ===========    ========        ========        ===========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                            AMF GROUP HOLDINGS INC.

                       CONSOLIDATING STATEMENT OF INCOME
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                               NON-
                                               GUARANTOR     GUARANTOR
                                               COMPANIES     COMPANIES     ELIMINATIONS     CONSOLIDATED
                                               ---------     ---------     ------------     ------------
Operating revenues...........................  $364,095       $21,768        $ (1,054)        $384,809
                                               --------       -------         -------         --------
Operating expenses:
  Cost of goods sold.........................   127,623         3,566            (647)         130,542
  Bowling center operating expenses..........   112,318        11,780            (425)         123,673
  Selling, general, and administrative
     expenses................................    33,444         1,626              --           35,070
  Depreciation and amortization..............    46,198         3,260             (72)          49,386
                                               --------       -------         -------         --------
     Total operating expenses................   319,583        20,232          (1,144)         338,671
                                               --------       -------         -------         --------
     Operating income........................    44,512         1,536              90           46,138
Nonoperating expenses:
  Interest expense...........................    77,968            22              --           77,990
  Other (income) expense, net................       (39)        1,029             922            1,912
  Interest income............................    (5,480)         (131)             --           (5,611)
  Equity in loss of subsidiaries.............       499            --            (499)              --
                                               --------       -------         -------         --------
     Total nonoperating expenses.............    72,948           920             423           74,291
                                               --------       -------         -------         --------
     Income (loss) before income taxes.......   (28,436)          616            (333)         (28,153)
     Provision (benefit) for income taxes....    (9,703)        1,115              --           (8,588)
                                               --------       -------         -------         --------
     Net income (loss).......................  $(18,733)      $  (499)       $   (333)        $(19,565)
                                               ========       =======         =======         ========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                            AMF GROUP HOLDINGS INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NON-
                                                     GUARANTOR     GUARANTOR
                                                     COMPANIES     COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                    -----------    ---------    ------------    ------------
Cash flows from operating activities:
  Net loss.......................................   $   (18,733)    $  (499)       $ (333)       $   (19,565)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization...............        46,198       3,260           (72)            49,386
     Deferred taxes..............................       (14,040)         --            --            (14,040)
     Amortization of bond discount...............        24,731          --            --             24,731
     Equity in loss of subsidiaries..............          (499)         --           499                 --
     Dividends from non-guarantor companies......           922        (922)           --                 --
     Loss on the sale of property and equipment,
       net.......................................           390          18            --                408
     Changes in assets and liabilities:
       Accounts and notes receivable.............        (6,663)        159            --             (6,504)
       Receivables and payables -- affiliates....           399        (399)           --                 --
       Inventories...............................         1,830          32            --              1,862
       Other assets..............................        (3,334)       (445)          (94)            (3,873)
       Accounts payable and accrued expenses.....        21,631         299            --             21,930
       Income taxes payable......................           662        (301)           --                361
       Other long-term liabilities...............        18,918         217            --             19,135
                                                     ----------    --------        ------        -----------
     Net cash provided by operating activities...        72,412       1,419            --             73,831
Cash flows from investing activities:
  Acquisitions of operating units, net of cash
     acquired....................................    (1,454,213)      3,285            --         (1,450,928)
  Purchases of property and equipment............       (15,930)     (1,011)           --            (16,941)
  Proceeds from sales of property and
     equipment...................................           584         170            --                754
                                                     ----------    --------        ------        -----------
     Net cash provided by (used in) investing
       activities................................    (1,469,559)      2,444            --         (1,467,115)
Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred
     financing costs.............................     1,059,277          --            --          1,059,277
  Payments on long-term debt.....................       (38,875)         --            --            (38,875)
  Capital contribution...........................       420,750          --            --            420,750
  Payment of noncompete obligations..............        (2,892)         --            --             (2,892)
                                                     ----------    --------        ------        -----------
     Net cash provided by financing activities...     1,438,260          --            --          1,438,260
                                                     ----------    --------        ------        -----------
     Effect of exchange rates on cash............        (1,453)         45            --             (1,408)
                                                     ----------    --------        ------        -----------
     Net increase in cash........................        39,660       3,908            --             43,568
     Cash and cash equivalents at beginning of
       period....................................            --          --            --                 --
                                                     ----------    --------        ------        -----------
     Cash and cash equivalents at end of
       period....................................   $    39,660     $ 3,908        $   --        $    43,568
                                                     ==========    ========        ======        ===========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Boards of Directors
and the Stockholders
AMF Bowling Group

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of AMF Bowling Group at April 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the period ended April 30, 1996 and for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Norfolk, Virginia
June 28, 1996

                               AMF BOWLING GROUP

                            COMBINED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                       APRIL 30,     DECEMBER 31,
                                                                         1996            1995
                                                                       ---------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................  $  21,913       $  9,732
  Accounts and notes receivable, net of allowance for doubtful
     accounts of $3,110 and $3,373, respectively.....................     33,887         39,026
  Accounts and notes receivable -- affiliates........................        166          3,979
  Inventories........................................................     43,296         39,821
  Prepaid expenses and other.........................................      6,113          5,182
                                                                        --------       --------
          Total current assets.......................................    105,375         97,740
Notes receivable -- affiliates.......................................         --         22,941
Property and equipment, net..........................................    251,544        259,724
Other assets.........................................................     18,330         19,973
                                                                        --------       --------
          Total assets...............................................  $ 375,249       $400,378
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $  23,670       $ 23,641
  Book overdrafts....................................................      5,724          2,362
  Accrued expenses and deposits......................................     34,916         30,328
  Accounts and notes payable -- affiliates...........................         --          1,989
  Long-term debt, current portion....................................         10          1,084
  Income taxes payable...............................................      1,757          7,129
                                                                        --------       --------
          Total current liabilities..................................     66,077         66,533
Long-term debt.......................................................      1,958         19,550
Notes payable -- affiliates..........................................         --        146,727
Other liabilities....................................................      2,811          5,856
Deferred income taxes................................................      1,429            174
                                                                        --------       --------
          Total liabilities..........................................     72,275        238,840
                                                                        --------       --------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Common stock.......................................................        454          1,538
  Paid-in capital....................................................    251,770         63,781
  Retained earnings..................................................     52,302        101,080
  Equity adjustment from foreign currency translation................     (1,552)        (3,400)
  Notes receivable stock subscription................................         --         (1,461)
                                                                        --------       --------
          Total stockholders' equity.................................    302,974        161,538
                                                                        --------       --------
          Total liabilities and stockholders' equity.................  $ 375,249       $400,378
                                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                       COMBINED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                                                            FOUR MONTHS          YEARS ENDED
                                                               ENDED            DECEMBER 31,
                                                             APRIL 30,      ---------------------
                                                               1996           1995         1994
                                                            -----------     --------     --------
Operating revenues:
  Sales of products and services..........................   $ 164,371      $563,998     $515,426
  Revenue from operating lease activities.................         573           926        2,360
                                                              --------      --------     --------
          Total operating revenues........................     164,944       564,924      517,786
                                                              --------      --------     --------
Operating expenses:
  Cost of sales, excluding depreciation of $791, $2,531,
     and $1,691, respectively.............................      43,118       184,129      196,043
  Bowling center operations...............................      80,156       166,465      115,147
  Selling, general and administrative.....................      35,557        50,778       57,142
  Depreciation and amortization...........................      15,097        39,139       24,776
                                                              --------      --------     --------
          Total operating expenses........................     173,928       440,511      393,108
                                                              --------      --------     --------
          Operating (loss) income.........................      (8,984)      124,413      124,678
Nonoperating income (expenses):
  Interest expense........................................      (4,504)      (15,711)      (7,394)
  Other expenses, net.....................................        (692)       (1,043)      (1,188)
  Interest income.........................................         611         2,184          526
  Foreign currency transaction loss.......................         (29)         (979)        (867)
                                                              --------      --------     --------
(Loss) income before income taxes.........................     (13,598)      108,864      115,755
Income tax benefit (expense)..............................       1,731       (12,098)     (16,452)
                                                              --------      --------     --------
          Net (loss) income...............................   $ (11,867)     $ 96,766     $ 99,303
                                                              ========      ========     ========

PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

                                                            FOUR MONTHS          YEARS ENDED
                                                               ENDED            DECEMBER 31,
                                                             APRIL 30,      ---------------------
                                                               1996           1995         1994
                                                            -----------     --------     --------
Net (loss) income before income taxes and pro forma
  adjustments.............................................   $ (13,598)     $108,864     $115,755
Pro forma C Corporation -- tax benefit (provision)........       5,065       (40,616)     (42,972)
                                                              --------      --------     --------
Pro forma net (loss) income...............................   $  (8,533)     $ 68,248     $ 72,783
                                                              ========      ========     ========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                       COMBINED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                            FOUR MONTHS          YEARS ENDED
                                                               ENDED            DECEMBER 31,
                                                             APRIL 30,      ---------------------
                                                               1996           1995         1994
                                                            -----------     --------     --------
Cash flows from operating activities:
  Net (loss) income.......................................   $ (11,867)     $ 96,766     $ 99,303
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization........................      15,097        39,139       24,776
     Deferred income taxes................................         414          (830)         (19)
     Loss on sale of property and equipment, net..........          --           567          911
     Changes in assets and liabilities, net of effects
       from companies acquired:
       Accounts and notes receivable, net.................       4,784        10,630       (9,014)
       Receivables and payables -- affiliates.............       1,535         6,147        4,725
       Inventories........................................      (3,631)       (5,996)      (1,411)
       Other assets and liabilities.......................      (2,673)         (101)      (1,000)
       Accounts payable and accrued expenses..............       8,713       (18,741)       3,838
       Income taxes payable...............................      (5,745)       (2,830)      (2,390)
                                                              --------      --------     --------
       Net cash provided by operating activities..........       6,627       124,751      119,719
                                                              --------      --------     --------
Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired...          --            --      (17,307)
  Purchase of property and equipment......................      (6,874)      (29,965)     (17,788)
  Proceeds from sales of property and equipment...........          --         1,410        1,535
  Other...................................................       2,989           229          941
                                                              --------      --------     --------
       Net cash used for investing activities.............      (3,885)      (28,326)     (32,619)
                                                              --------      --------     --------
Cash flows from financing activities:
  Payments on credit note agreements, net.................          --       (11,057)      (3,689)
  Distributions to stockholders...........................     (36,721)      (71,851)     (78,170)
  Payment of long-term debt...............................      (3,812)      (10,285)      (1,104)
  Payment for redemption of stock.........................          --        (3,960)          --
  Proceeds (payments) on notes payable -- stockholders,
     net..................................................       1,236        (3,793)      (8,560)
  Capital contributions by stockholders...................      24,805         8,329        2,109
  Collection of notes receivable -- affiliates............      19,408            --           --
  Other...................................................       3,988        (2,056)        (212)
                                                              --------      --------     --------
       Net cash provided by (used for) financing
          activities......................................       8,904       (94,673)     (89,626)
       Effect of exchange rates on cash...................         535          (194)       2,759
                                                              --------      --------     --------
Net increase in cash......................................      12,181         1,558          233
Cash at beginning of period...............................       9,732         8,174        7,941
                                                              --------      --------     --------
Cash at end of period.....................................   $  21,913      $  9,732     $  8,174
                                                              ========      ========     ========

See Note 11 for supplemental disclosures to the Combined Statements of Cash
Flows.

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                                      EQUITY
                                                                    ADJUSTMENT
                                                                   FROM FOREIGN                 TOTAL
                                   COMMON    PAID-IN    RETAINED     CURRENCY               STOCKHOLDERS'
                                    STOCK    CAPITAL    EARNINGS   TRANSLATION     OTHER       EQUITY
                                   -------   --------   --------   ------------   -------   -------------
Balance, December 31, 1993.......  $ 1,536   $ 46,714   $ 45,573     $ (5,389)    $    --     $  88,434

  Net income.....................       --         --     99,303           --          --        99,303
  Distribution to stockholders...       --         --    (78,170)          --          --       (78,170)
  Increase in equity adjustment
     from foreign currency
     translation.................       --         --         --        2,087          --         2,087
  Capital contributions..........       --      2,109         --           --          --         2,109
  The Reece Corporation merger...       --      9,184      9,459           --          --        18,643
  Other..........................       --        (32)        --           --          --           (32)
                                   -------   --------   --------      -------     -------      --------
Balance, December 31, 1994.......    1,536     57,975     76,165       (3,302)         --       132,374

  Net income.....................       --         --     96,766           --          --        96,766
  Distribution to stockholders...       --         --    (71,851)          --          --       (71,851)
  Redemption of stock............       --     (3,960)        --           --          --        (3,960)
  Decrease in equity adjustment
     from foreign currency
     translation.................       --         --         --          (98)         --           (98)
  Sale of stock..................        2      1,479         --           --      (1,479)            2
  Capital contributions..........       --      8,329         --           --          --         8,329
  Other..........................       --        (42)        --           --          18           (24)
                                   -------   --------   --------      -------     -------      --------
Balance, December 31, 1995.......    1,538     63,781    101,080       (3,400)     (1,461)      161,538

  Net loss.......................       --         --    (11,867)          --          --       (11,867)
  Distribution to stockholders...       --         --    (36,721)          --          --       (36,721)
  Increase in equity adjustment
     from foreign currency
     translation.................       --         --         --        1,665          --         1,665
  Payment of notes receivable
     officer/stockholder.........       --         --         --           --       1,461         1,461
  Capital contributions..........      102    187,989         --           --          --       188,091
  Other..........................   (1,186)        --       (190)         183          --        (1,193)
                                   -------   --------   --------      -------     -------      --------
Balance, April 30, 1996..........  $   454   $251,770   $ 52,302     $ (1,552)    $    --     $ 302,974
                                   =======   ========   ========      =======     =======      ========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 1 -- ORGANIZATION

     AMF Bowling Group ("the Combined Companies") consisted of the following entities:

S CORPORATIONS

- AMF Bowling, Inc. ("AMF Bowling")
- AMF Bowling Centers, Inc. ("AMF Bowling Centers")
- AMF Beverage Company of Oregon, Inc.
- King Louis Lenexa, Inc.
- AMF Bowling Centers (Aust) International Inc.
- AMF Bowling Centers (Canada) International Inc.
- AMF BCO - France One, Inc.
- AMF BCO - France Two, Inc.
- AMF Bowling Centers (Hong Kong) International Inc.
- AMF Bowling Centers International Inc. - Japan
- AMF Bowling Mexico Holding, Inc.
- Boliches AMF, Inc.
- AMF Bowling Centers II Inc. - Switzerland
- AMF BCO - U.K. One, Inc.
- AMF BCO - U.K. Two, Inc.
- AMF BCO - China, Inc.
- AMF Bowling Centers China, Inc.

OTHER

- AMF Catering Services Pty, Ltd.
- Bush River Corporation

     Pursuant to a Stock Purchase Agreement dated February 16, 1996 between AMF Group Holdings, Inc. and the stockholders of AMF Bowling Group (the "Combined Companies"), on May 1, 1996, AMF Group Holdings, Inc. (the "Company"), through its subsidiaries, acquired the Combined Companies in a stock purchase of all the outstanding stock of the separate domestic and foreign corporations that constitute substantially all of the Combined Companies and through the purchase of certain assets of the Combined Companies' bowling center operations in Spain and Switzerland. Prior to the acquisition, the Combined Companies were controlled by the Virginia Investment Trust.

     The Combined Companies operated bowling centers in the United States and in 9 foreign countries and manufactured and distributed a full line of bowling and leisure related products. The principal markets for bowling and leisure related equipment are domestic and foreign independent bowling center operators. The accompanying combined financial statements have been prepared for the purpose of presenting the financial position and results of operations of the bowling related operations of the various entities.

     The Company did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the sellers) and, accordingly, the April 30, 1996 combined financial statements exclude the assets of these centers. As a result of the acquisition, the Company, at May 1, 1996, owns or operates 205 of the Combined Companies' domestic bowling centers and 78 international bowling centers (205 domestic bowling centers and 80 international bowling centers at December 31, 1995). The purchase price for the acquisition was approximately $1,300,000, subject to certain postclosing adjustments, less approximately $2,000 representing debt of the Combined Companies which remained in place following the closing of the acquisition (the "Closing").

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     The revaluation, in accordance with Accounting Principles Board Opinion No. 16, of the Combined Companies' assets and liabilities as a result of the Stock Purchase Agreement has not been reflected in the accompanying combined financial statements. In addition, no adjustments have been recorded to reflect any tax liability resulting from the stock purchase and the related Section 338(h)(1) election.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The accompanying combined financial statements have been prepared on the accrual basis of accounting and conform in all material respects to accounting principles generally accepted in the United States. The accompanying combined financial statements are stated in U.S. dollars. All significant intercompany and intracompany balances and transactions have been eliminated in the accompanying combined financial statements.

  Use of estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, product warranty costs and litigation and claims. Actual results could differ from those estimates.

  Fiscal year

     The entities included in the accompanying combined financial statements operate on fiscal years ending on December 31, except for AMF Bowling Centers, which operated on a 52-week period ended on the last Sunday in December during 1994, and the Fair Lanes operation which operated on a fiscal period ended on December 29, 1994. For 1995, AMF Bowling Centers, including the acquired Fair Lanes operation, adopted a calendar month-end; accordingly, the results of operations for the period ended December 31, 1995 include AMF Bowling Centers' operations for the period December 26, 1994 (December 30, 1994 with respect to Fair Lanes operations) through December 31, 1995.

  Revenue recognition

     Revenue is generally recognized from the sale of products at the time the products are shipped. For larger contract orders, the Combined Companies generally require that customers submit a deposit as a condition of accepting the order. For nonaffiliate international sales, the Combined Companies generally require the customer to obtain a letter of credit prior to shipment.

  Warranty costs

     AMF Bowling offers warranties for its various products and provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold. Warranty expense aggregated approximately $1,313 for the four months ended April 30, 1996 and $2,748 and $4,963 for the years ended December 31, 1995 and 1994, respectively.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

  Cash and cash equivalents

     For the purpose of the statement of cash flows, the Combined Companies consider all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Inventories

     Manufacturing inventory is valued at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for domestic inventories and the first-in, first-out ("FIFO") method for foreign inventories.

     Bowling center inventory is valued at the lower of cost or market with the cost being determined using the actual or average cost method.

  Property and equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or betterments are capitalized to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from the property accounts, and any gain or loss is recognized.

     Property and equipment are depreciated over their estimated useful lives using straight-line and accelerated methods. Estimated useful lives of property and equipment for financial reporting purposes are as follows:

                Buildings and improvements......................  5 - 40 years
                Bowling and related equipment...................  5 - 10 years
                Manufacturing equipment.........................  2 - 7 years
                Furniture and fixtures..........................  3 - 8 years

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"). SFAS No. 121 is effective for fiscal year 1996 for the Company. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. The adoption of SFAS No. 121 did not have a material effect on the financial position or results of operations of the Company.

  Income taxes

     Certain of the Combined Companies included in the accompanying combined financial statements have elected S Corporation status under the Internal Revenue Code (see Note 1). As an S Corporation, the companies may be liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes are the responsibility of the Combined Companies' stockholders.

     The foreign branches of the S Corporations and other foreign entities file income tax returns and pay taxes in their respective countries. The stockholders receive a tax credit, subject to certain limitations, in their U.S. federal income tax returns for foreign taxes paid by the foreign branches of the U.S. Corporation and certain other foreign entities.

     The Combined Companies account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). SFAS No. 109

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

mandates the liability method for computing deferred income taxes. Because the Combined Companies have elected S Corporation status, deferred income taxes are only provided with respect to state and foreign income taxes.

  Research and development costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were approximately $875 for the four months ended April 30, 1996 and $3,600 and $3,075 for the years ended December 31, 1995 and 1994, respectively.

  Advertising costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $3,575 for the four months ended April 30, 1996 and $12,250 and $10,400 for the years ended December 31, 1995 and 1994, respectively.

  Foreign currency

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Combined Companies' foreign operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Revenues and expenses of foreign operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in nonlocal currencies. Adjustments resulting from the translation of financial statements of foreign operations into U.S. dollars are included in the equity adjustment from foreign currency translation on the accompanying combined balance sheets. Gains and losses arising from transactions in foreign currencies are included as a separate item in the accompanying combined statement of operations.

  Fair value of financial instruments

     The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value at April 30, 1996 and December 31, 1995 because of the short maturity of these instruments. The carrying value of long-term receivables and payables approximated fair value as of April 30, 1996 and December 31, 1995 based upon market rates for similar instruments.

  Noncompete agreements

     The Combined Companies have certain noncompete agreements with individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8%-10%. The assets are included in other current and noncurrent assets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations were $3,095 at April 30, 1996 and $3,300 at December 31, 1995.

  Common stock

     The common stock account represents the aggregate number of shares outstanding for all the Combined Companies multiplied by the respective par value at each of the Combined Companies.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 3 -- RELATED PARTY TRANSACTIONS

     The Combined Companies had related party transactions with several companies which are affiliated through common ownership and with certain of its officers, directors and stockholders. The majority of balances with affiliated companies were liquidated on or prior to April 30, 1996. Interest income and expense during the four months ended April 30, 1996 were not significant to the operating results of the Combined Companies. A summary of the significant balances and transactions with related parties follows.

     Accounts and notes receivable -- affiliates, including accrued interest, at April 30, 1996 and December 31, 1995 consisted of the following:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     -------------
        Accounts receivable -- affiliates.....................    $ 166         $   2,084
                                                                    ===           =======
        Notes receivable -- AMF Reece.........................    $  --         $  12,910
        Notes receivable -- stockholders......................       --            11,130
        Note receivable -- AMF Machinery Systems ("AMS")......       --               796
                                                                    ---           -------
                                                                     --            24,836
        Current maturities....................................       --            (1,895)
                                                                    ---           -------
                                                                  $  --         $  22,941
                                                                    ===           =======

     Notes receivable -- AMF Reece represented various notes, plus accrued and unpaid interest income, between AMF Bowling and AMF Reece, an affiliated company. The notes earned interest monthly based on the LIBOR rate plus .75%, which was 6.48% at December 31, 1995. Interest income was $762 for the year ended December 31, 1995.

     Notes receivable -- stockholders represented notes of $9,394 plus accrued and unpaid interest income, between the Combined Companies and its stockholders. Interest on the notes was at the LIBOR plus .75% rate, which was 6.48% at December 31, 1995. Interest income for the years ended December 31, 1995 and 1994 was $602 and $70, respectively.

     Accounts and notes payable -- affiliates at April 30, 1996 and December 31, 1995 consisted of the following:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     -------------
        Accounts payable -- stockholders......................     $--          $     322
        Accounts payable -- AMS...............................      --              1,619
        Accounts payable -- CCA Industries....................      --                 48
                                                                   ---            -------
                                                                   $--          $   1,989
                                                                   ===            =======
        Notes payable -- stockholders.........................     $--          $ 117,022
        Note payable -- Fair Lanes, Inc.......................      --             24,096
        Notes payable -- AMS..................................      --              5,609
        Capital lease obligations -- Commonwealth
          Leasing Corporation ("CLC").........................      --                 --
                                                                   ---            -------
                                                                    --            146,727
        Current maturities....................................      --                 --
                                                                   ---            -------
        Long-term portion.....................................     $--          $ 146,727
                                                                   ===            =======

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     Notes payable -- stockholders included $88,323, plus accrued and unpaid interest, at December 31, 1995 of 9.5% of Fair Lanes, Inc. ("Fair Lanes") notes which were acquired by certain stockholders in conjunction with the acquisition of Fair Lanes. A portion of the notes were acquired by the stockholders as a result of the plan of reorganization (Note 14). The note balance included interest from the period July 15, 1994 through January 15, 1995 which was paid through the issuance of additional notes. The notes were assumed by AMF Bowling Centers in connection with the acquisition of the assets of Fair Lanes on July 2, 1995. The notes, originally payable in 2001, were paid prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense for the years ended December 31, 1995 and 1994 was approximately $8,053 and $1,900, respectively.

     Notes payable -- stockholders included $16,773, plus accrued and unpaid interest, on a $60,000 revolving line of credit between AMF Bowling Centers and its stockholders which originally matured on December 31, 1998. The notes were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest on the notes was at the lesser of the prime rate or the LIBOR rate plus 0.50% (6.23% at December 31, 1995). The note was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on these notes was $562 and $1,922 for the years ended December 31, 1995 and 1994, respectively.

     Also, included in notes payable -- stockholders was a $1,943 note, plus accrued and unpaid interest, which represented the balance outstanding on a $16,000 revolving line of credit between AMF Bowling and its stockholders. Interest on the note was at the prime rate (8.50% at December 31, 1995). The note was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on this note was $179 for the year ended December 31, 1995.

     The average amount outstanding under the various lines of credit was $7,865 during fiscal 1995 and $34,733 during fiscal 1994. The maximum amount outstanding under these agreements was $21,246 during fiscal 1995 and $43,403 during fiscal 1994. The average interest rate on the outstanding debt was 7.5% during fiscal 1995 and 5.56% during fiscal 1994.

     Note payable -- Fair Lanes related to the acquisition of Fair Lanes net assets by AMF Bowling Centers from the AMF stockholders. Interest on the note was at prime (8.50% at December 31, 1995). The note, originally payable on December 31, 1998, was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense for the year ended December 31, 1995 was $1,187.

     The notes payable of $5,609 to AMS consisted of various notes plus accrued and unpaid interest (at 8.5%-11%) and were payable on demand. The notes were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on these notes was $417 and $380 for the years ended December 31, 1995 and 1994, respectively.

  Other related party transactions

     The Combined Companies were charged $512 for the four months ended April 30, 1996 and $1,622 and $1,198 for the years ended December 31, 1995 and 1994, respectively, in management fees for certain consulting and administrative services performed by affiliated companies.

     In May 1995, the Combined Companies began purchasing health insurance from CCA Industries, an affiliated company, on a fully insured basis. Total premiums for the four months ended April 30, 1996 were $411 and for the period from May 1995 to December 31, 1995 aggregated $889.

     During the year ended December 31, 1995, Fair Lanes acquired equipment which was leased from Commonwealth Leasing Corporation ("CLC"), an affiliated company, for $1,367. The difference between the

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

capitalized lease obligation and the purchase price was treated as an adjustment of the notes payable -- Fair Lanes.

     The Combined Companies purchased used bowling equipment from CLC for $1,429 and $984 during the years ended 1995 and 1994, respectively.

     The Combined Companies charged service fees and sales commissions of $53 and $126 for the years ended December 31, 1995 and 1994, respectively, to Commonwealth Leasing Corporation, an affiliated company. These charges have been treated as reductions in selling, general and administrative expenses.

     The Combined Companies lease equipment from CCA Financial, an affiliated company. Rent expense was $203 for the four months ended April 30, 1996 and $444 and $550 for the years ended December 31, 1995 and 1994, respectively.

NOTE 4 -- INVENTORIES

     Inventories at April 30, 1996 and December 31, 1995 consist of the following:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     ------------
        Raw materials.........................................   $ 10,325       $ 10,590
        Work-in-progress......................................      2,084          1,522
        Finished goods and spare parts........................     28,661         24,920
        Merchandise inventory.................................      3,033          4,045
                                                                  -------        -------
                                                                   44,103         41,077
        Inventory valuation reserves..........................       (807)        (1,256)
                                                                  -------        -------
                                                                 $ 43,296       $ 39,821
                                                                  =======        =======

     Inventories were determined using the following methods at April 30, 1996 and December 31, 1995:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     ------------
        LIFO (Domestic manufacturing).........................   $ 27,128       $ 24,389
        FIFO (Foreign manufacturing)..........................     13,135         11,387
        Other (Merchandise inventory).........................      3,033          4,045
                                                                  -------        -------
                                                                 $ 43,296       $ 39,821
                                                                  =======        =======

     If LIFO inventories had been valued at current costs, they would have been greater by $2,527 at April 30, 1996 and $2,496 at December 31, 1995.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment at April 30, 1996 and December 31, 1995 consist of the following:

                                                              APRIL 30,     DECEMBER 31,
                                                                1996            1995
                                                              ---------     ------------
        Land..............................................    $  25,891      $   25,692
        Buildings and improvements........................      143,147         138,448
        Equipment, furniture and fixtures.................      256,308         251,936
        Construction in progress..........................          110           1,925
                                                              ---------       ---------
                                                                425,456         418,001
        Less: accumulated depreciation and amortization...     (173,912)       (158,277)
                                                              ---------       ---------
                                                              $ 251,544      $  259,724
                                                              =========       =========

     Depreciation expense was $14,523 for the four months ended April 30, 1996 and $37,889 and $23,184 for the years ended December 31, 1995 and 1994, respectively.

NOTE 6 -- ACCRUED EXPENSES AND DEPOSITS

     Accrued expenses and deposits at April 30, 1996 and December 31, 1995 consist of the following:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     ------------
        Accrued compensation..................................   $  9,714       $  7,152
        League bowling accounts...............................      3,776          6,368
        Other.................................................     21,426         16,808
                                                                ---------      ---------
                                                                 $ 34,916       $ 30,328
                                                                =========      =========

NOTE 7 -- LONG-TERM DEBT

     Long-term debt at April 30, 1996 and December 31, 1995 consisted of the following:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     ------------
        Notes payable to bank -- guaranteed...................   $    --        $  3,764
        Mortgage and equipment notes..........................     1,968          14,469
        Industrial development bond...........................        --           1,354
        Other.................................................        --           1,047
                                                                 -------         -------
                                                                   1,968          20,634
        Current maturities....................................       (10)         (1,084)
                                                                 -------         -------
        Long-term portion.....................................   $ 1,958        $ 19,550
                                                                 =======         =======

     Notes payable to bank -- guaranteed represented a credit agreement entered into between AMF Bowling Centers and a bank under which up to $32,750 could be borrowed. An additional $25,000 could be borrowed from one or more additional financial institutions. Interest was payable at a rate equal to the lesser of the prime rate or the LIBOR rate plus .50% (6.23% at December 31, 1995). The notes were secured by certain tangible personal property of AMF Bowling Centers and were guaranteed by certain stockholders. The agreement also required AMF Bowling Centers to meet certain financial covenants, including maximum debt to equity ratios, minimum tangible net worth requirements and minimum earnings to charge ratios. At

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

December 31, 1995, AMF Bowling Centers was in violation of certain requirements which were subsequently waived by the bank through March 31, 1997. The notes payable were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies.

     The mortgage and equipment notes were secured by first deeds of trust on various bowling centers. The notes generally required monthly payments and matured at various times through October 2008. Interest rates on these notes were generally fixed and ranged from 3% to 12%. The notes were repaid on or prior to April 30, 1996, except for one.

     The Industrial Development Bond was secured by a first deed of trust on one of the bowling centers. Interest on the bond was at a fluctuating rate based on the prime rate of the lending bank (6.947% at December 31, 1995). Monthly principal and interest payments were originally due through August 2001. The bond was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies.

     AMF Bowling had an agreement with a bank under which up to $15,000 could be borrowed. This arrangement expired on April 30, 1996. There were no borrowings at December 31, 1995 under the agreement. Interest was payable monthly at the lower of the bank's prime rate or the adjusted LIBOR plus 0.50% (6.23% at December 31, 1995). This agreement required certain financial covenants to be met, including maximum debt to equity ratios, minimum tangible net worth requirements and minimum earnings to charge ratios.

     AMF Bowling had a $3,500 revolving credit line with a bank which was due to expire on June 30, 1996. No balance was outstanding at December 31, 1995. Interest on outstanding borrowings was payable quarterly at the lower of the bank's prime interest rate or the adjusted LIBOR rate plus 0.50% (6.23% at December 31, 1995). Under this line were two standby letters of credit with amounts outstanding at December 31, 1995 of $1,138, expiring on December 1, 1996, and of $12 expiring on August 19, 1996.

     The average amount outstanding under the various lines of credit was $21,807 during fiscal 1995 and $4,801 during fiscal 1994. The maximum amount outstanding under these credit arrangements was $39,454 during fiscal 1995 and $27,334 during fiscal 1994. The average interest rate on these credit arrangements was 6.43% during fiscal 1995 and 6.06% during fiscal 1994.

     AMF Bowling had available a foreign exchange line of $5,000 and a letter of credit line of $1,000. No balances were outstanding at December 31, 1995. One standby letter of credit with an amount at December 31, 1995 of $535, which expired on January 18, 1996, and four import letters of credit totaling $142 were outstanding under these lines.

NOTE 8 -- INCOME TAXES

Income (loss) before income taxes consists of the following:

                                                    FOUR MONTHS          YEARS ENDED
                                                       ENDED            DECEMBER 31,
                                                     APRIL 30,      ---------------------
                                                       1996           1995         1994
                                                    -----------     --------     --------
        United States.............................   $  (7,757)     $ 77,931     $ 75,807
        Foreign...................................      (5,841)       30,933       39,948
                                                      --------      --------     --------
                                                     $ (13,598)     $108,864     $115,755
                                                      ========      ========     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     The income tax benefit (provision) consists of the following:

                                                    FOUR MONTHS          YEARS ENDED
                                                       ENDED            DECEMBER 31,
                                                     APRIL 30,      ---------------------
                                                       1996           1995         1994
                                                    -----------     --------     --------
        CURRENT TAX BENEFIT (PROVISION)
        U.S. federal..............................    $    --       $     --     $     --
        State and local...........................        205         (1,065)        (481)
        Foreign...................................      1,940        (11,961)     (15,450)
                                                     --------       --------     --------
        Total current.............................      2,145        (13,026)     (15,931)
                                                     --------       --------     --------
        DEFERRED TAX BENEFIT (PROVISION)
        U.S. federal..............................         --             --           --
        State and local...........................         --             32           --
        Foreign...................................       (414)           896         (521)
                                                     --------       --------     --------
        Total deferred............................       (414)           928         (521)
                                                     --------       --------     --------
        Total benefit (provision).................    $ 1,731       $(12,098)    $(16,452)
                                                     ========       ========     ========

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                APRIL 30,     DECEMBER 31,
                                                                  1996            1995
                                                                ---------     ------------
        DEFERRED TAX ASSETS
        Current assets........................................   $    815       $  1,198
        Noncurrent assets.....................................        799            799
                                                                  -------        -------
        Total deferred tax assets.............................      1,614          1,997
                                                                  -------        -------
        DEFERRED TAX LIABILITIES
        Noncurrent liabilities................................     (1,429)        (1,998)
                                                                  -------        -------
        Total deferred tax liabilities........................     (1,429)        (1,998)
                                                                  -------        -------
        Net deferred tax assets (liabilities).................   $    185       $     (1)
                                                                  =======        =======

     The primary determination of the deferred tax assets are book accruals not deductible for tax purposes, such as the allowance for bad debts, inventory reserves and various other accruals. Deferred tax liabilities are a result of accelerated depreciation methods used for tax purposes.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     The benefit (provision) for income taxes differs from the amount computed by applying the statutory rate of 35% for the four months ended April 30, 1996 and the years ended December 31, 1995 and 1994 to income (loss) before income taxes. The principal reasons for this difference are as follows:

                                                    FOUR MONTHS          YEARS ENDED
                                                       ENDED            DECEMBER 31,
                                                     APRIL 30,      ---------------------
                                                       1996           1995         1994
                                                    -----------     --------     --------
        Tax benefit (provision) at
          federal statutory rate...................   $ 4,759       $(38,102)    $(40,514)
        (Increase) decrease in rates resulting
          from:
          S Corporation election for U.S. federal
             tax purposes..........................    (4,759)        38,102       40,514
          State and local taxes....................       205         (1,033)        (481)
          Foreign income taxes.....................     1,526        (11,065)     (15,971)
                                                     --------       --------     --------
          Total....................................   $ 1,731       $(12,098)    $(16,452)
                                                     ========       ========     ========

  Pro forma provision for income taxes (unaudited)

     As a result of the Stock Purchase Agreement, the Combined Companies will no longer be treated as an S Corporation for income tax purposes in the United States and in certain state jurisdictions.

     Accordingly, the combined statements of operations include a pro forma adjustment for income taxes which would have been recorded if the Combined Companies had not been an S Corporation, based on tax laws in effect during these periods. The pro forma adjustment was computed separately for each entity and then combined, except for purposes of computing the utilization of foreign tax credits related to the worldwide bowling center operations, the domestic and worldwide bowling center operations were considered in the aggregate.

     Pro forma income tax benefit (provision) is as follows:

                                                    FOUR MONTHS          YEARS ENDED
                                                       ENDED            DECEMBER 31,
                                                     APRIL 30,      ---------------------
                                                       1996           1995         1994
                                                    -----------     --------     --------
                                                    (UNAUDITED)          (UNAUDITED)
        CURRENT
        U.S. federal............................      $ 3,222       $(26,404)    $(24,368)
        State and local.........................          329         (3,491)      (3,730)
        Foreign.................................        1,940        (11,961)     (15,450)
                                                       ------       --------     --------
        Total current...........................        5,491        (41,856)     (43,548)
                                                       ------       --------     --------
        DEFERRED
        U.S. federal............................          (85)           317          979
        State and local.........................           73             27          118
        Foreign.................................         (414)           896         (521)
                                                       ------       --------     --------
        Total deferred..........................         (426)         1,240          576
                                                       ------       --------     --------
        Total provision (benefit)...............      $ 5,065       $(40,616)    $(42,972)
                                                       ======       ========     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     Temporary differences and carryforwards which give rise to pro forma deferred tax assets and liabilities at April 30, 1996 and December 31, 1995 are as follows:

                                                               APRIL 30,      DECEMBER 31,
                                                                 1996             1995
                                                              -----------     ------------
                                                              (UNAUDITED)     (UNAUDITED)
        DEFERRED TAX ASSETS
        Current assets....................................      $ 3,851         $  6,178
        Noncurrent assets.................................          192            7,124
                                                                -------          -------
        Total deferred tax assets.........................        4,043           13,302
                                                                -------          -------
        DEFERRED TAX LIABILITIES
        Noncurrent liabilities............................       (6,170)          (2,707)
                                                                -------          -------
        Total deferred tax liabilities....................       (6,170)          (2,707)
                                                                -------          -------
        Net deferred tax liabilities......................      $(2,127)        $ 10,595
                                                                =======          =======

     Pro forma deferred income taxes relate primarily to timing differences between financial and income tax reporting for depreciation and certain accruals which are not currently deductible for income tax purposes.

     A reconciliation of the Combined Companies' pro forma United States income tax benefit (provision) computed by applying the statutory United States federal income tax rate of 35% to the Combined Companies' income (loss) before income taxes is presented in the following table:

                                                    FOUR MONTHS          YEARS ENDED
                                                       ENDED            DECEMBER 31,
                                                     APRIL 30,      ---------------------
                                                       1996           1995         1994
                                                    -----------     --------     --------
                                                    (UNAUDITED)          (UNAUDITED)
        Tax benefit (provision) at federal
          statutory rate........................      $ 4,759       $(38,102)    $(40,514)
        (Increase) decrease in rates resulting
          from:
          State and local taxes, net............          402         (2,272)      (2,304)
          Foreign income taxes..................        1,526        (11,065)     (15,971)
          Foreign tax credits...................       (1,526)        11,065       15,971
          Other business credits................           --             --           79
          Nondeductible items...................          (91)          (171)        (134)
          Environmental tax.....................           --           (102)        (103)
          Other.................................           (5)            31            4
                                                      -------       --------     --------
                                                      $ 5,065       $(40,616)    $(42,972)
                                                      =======       ========     ========

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Combined Companies lease certain facilities and equipment under operating leases which expire at various dates through 2011. These leases generally contain renewal options and require the Combined Companies to pay taxes, insurance, maintenance and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $293 for the four months ended April 30, 1996 and $1,517 and $1,275 for the years ended December 31, 1995 and 1994, respectively.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     Future minimum rental payments under the operating lease agreements are as follows:

                                 PERIOD ENDING
                                  DECEMBER 31,
                ------------------------------------------------
                1996 (eight months).............................    $ 15,200
                1997............................................      14,900
                1998............................................      12,800
                1999............................................      10,900
                2000............................................       8,900
                Thereafter......................................      49,600
                                                                    --------
                                                                    $112,300
                                                                    ========

     Total rent expense under operating leases aggregated approximately $7,487 for the four months ended April 30, 1996 and $19,250 and $15,650 for the years ended December 31, 1995 and 1994, respectively.

  Litigation and claims

     AMF Bowling's Pins and Lanes division was the defendant in an administrative proceeding related to a labor dispute. This claim was resolved in favor of the division during 1995 and the related reserve of approximately $1,100 was reversed.

     AMF Bowling terminated its Korean distributorship agreement. The Korean distributor filed suit against the company in Korea seeking an injunction against AMF Bowling's Seoul Korea branch to prevent AMF Bowling from selling bowling and bowling related products in Korea. The Korean Court dismissed the suit on jurisdiction grounds subsequent to year-end. Such a decision is subject to an appeal.

     On January 10, 1996, the Korean distributor filed a second suit in the Supreme Court of the State of New York against AMF Bowling and AMF Bowling Centers. The suit alleges a number of complaints related to the conduct and termination of the Korean distributorship agreement and alleges that the defendants caused the Korean distributor's insolvency. The Korean distributor is seeking compensatory damages of at least $41,759 and punitive damages of at least $100,000 or ten times the amount of compensatory damages awarded, whichever is greater, under each of seven causes of action set forth in the suit.

     Management believes that the Korean distributorship agreement was properly terminated and the actions against AMF Bowling and AMF Bowling Centers are without merit. Management intends to vigorously defend against this claim. Under terms of the sale agreement (Note 1), the current AMF shareholders have agreed to indemnify the buyers for any loss related to this litigation.

     On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc., d/b/a Golden Giant Building System, Court of Common Pleas, Centre County, Pa. (Index No. 96-75), asserted a third-party claim against AMF Bowling and other parties. Defendant, Golden Giant, a construction company, was previously named as defendant by a bowling center (not owned or operated by the Combined Companies) in connection with the collapse of the center's roof in early 1994. Golden Giant has now named AMF Bowling, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3,500, and Golden Giant asserts that, if plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling.

     AMF Bowling is involved in two patent infringement suits. The plaintiff in the first case, a competitor of AMF Bowling's Century division, obtained a summary judgment on the issue of liability in December 1994.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

The court recently issued an order which will permit AMF to appeal. The plaintiff claims damages in the range of $3,000 to $9,000. A trial on damages will not occur unless and until the liability issue is resolved against AMF Bowling. Management believes the claim is without merit and intends to vigorously contest the claim.

     The second patent infringement suit relates to AMF Bowling's Pins and Lanes division. Management has settled this claim for $250 during the four months ended April 30, 1996.

     AMF Bowling Centers and AMF Bowling are defendants in a wrongful death suit related to an employee. The employee's estate is seeking compensatory damages up to $3,000 plus $3,000 in punitive damages. However, the plaintiff's counsel has verbally offered to settle the case for $350. Management believes the claim is without merit and expects to vigorously contest the claim.

     In addition, the Combined Companies are involved in certain other lawsuits and claims arising out of normal business operations. The majority of these relate to accidents at the Combined Companies' bowling centers. Management believes that the ultimate resolution of such matters will not materially affect the Combined Companies' results of operations or financial position.

     While the ultimate outcome of the litigation and claims against the Combined Companies cannot presently be determined, management believes the Combined Companies have made adequate provision for possible losses. At April 30, 1996 and December 31, 1995, the Combined Companies had recorded reserves aggregating approximately $2,900 and $2,800, respectively, for litigation and claims.

NOTE 10 -- EMPLOYEE BENEFIT PLANS AND BONUS

     The Combined Companies have a defined contribution 401(k) plan to which domestic employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Combined Companies can, at their option, match a discretionary percentage of employee contributions and make an additional contribution as determined by their Board of Directors. Contributions vest 100% after a five-year period. The amounts charged to expense under this plan were approximately $410 for the four months ended April 30, 1996 and $1,122 and $901 for the years ended December 31, 1995 and 1994, respectively.

     One of the Combined Companies has a Stock Performance Plan (the "Plan") for certain key employees. Under the terms of the Plan, eligible employees earn Stock Performance Units as a result of the Company meeting certain operating performance conditions, as defined by the Plan, relating to (1) sales, (2) cash flow and (3) operating results. Benefits under the Plan vest over a five-year period and will be paid in installments over a ten-year period without interest (or less if specified by the Company's Board of Directors) upon the termination of an eligible employee. The Plan can be terminated or amended at any time by the Company's Board of Directors. The amount charged to expense under this plan was approximately $1,479 for the four months ended April 30, 1996 and $622 and $311 for the years ended December 31, 1995 and 1994, respectively. The agreement contains a provision which would accelerate the payout of the benefits from ten years to five years upon a change-of-control event and would require that interest be paid on the unpaid balance. On April 30, 1996, the Combined Companies made payments of $3,085 related to these plans and the plans were terminated.

     Certain of the Combined Companies' foreign operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee and employer funding. Each company has provided pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $291 for the four months ended April 30, 1996 and $806 and $701 for the years ended December 31, 1995 and 1994.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     On April 30, 1996, the Combined Companies paid bonuses and special payments to employees, former employees and former directors of $43,760 in recognition of their services.

NOTE 11 -- SUPPLEMENTAL DISCLOSURES TO THE COMBINED STATEMENTS OF CASH FLOWS

                                                          FOUR MONTHS       YEARS ENDED
                                                             ENDED         DECEMBER 31,
                                                           APRIL 30,    -------------------
                                                             1996        1995        1994
                                                          -----------   -------     -------
    Cash paid during the year for:
      Interest..........................................   $  12,862    $ 5,909     $ 4,306
      Income taxes......................................   $   5,359    $16,922     $17,593
    Noncash capital contribution by the stockholders:
      Debt forgiveness..................................   $ 163,184    $    --     $    --

NOTE 12 -- BUSINESS SEGMENTS

     The Combined Companies operate in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the four months ended April 30, 1996 and the years ended December 31, 1995 and 1994 and identifiable assets at April 30, 1996 and December 31, 1995 are presented below:

                                                        FOUR MONTHS        YEARS ENDED
                                                           ENDED          DECEMBER 31,
                                                         APRIL 30,    ---------------------
                                                           1996         1995         1994
                                                        -----------   --------     --------
    Revenues from unaffiliated customers
      Bowling centers
         Domestic.....................................   $  75,000    $192,400     $121,600
         International................................      33,500      99,900      103,800
      Manufacturing...................................      56,400     272,600      292,400
                                                          --------    --------     --------
                                                         $ 164,900    $564,900     $517,800
                                                          ========    ========     ========
    Intersegment sales
      Bowling centers
         Domestic.....................................   $      --    $     --     $     --
         International................................          --          --           --
      Manufacturing...................................       4,600      13,900        9,300
                                                          --------    --------     --------
                                                         $   4,600    $ 13,900     $  9,300
                                                          ========    ========     ========
    Operating (loss) income
      Bowling centers
         Domestic.....................................   $   3,600    $ 26,500     $ 17,600
         International................................      (2,500)     23,700       26,400
      Manufacturing...................................      (9,600)     75,700       80,900
      Eliminations....................................        (500)     (1,500)        (200)
                                                          --------    --------     --------
                                                         $  (9,000)   $124,400     $124,700
                                                          ========    ========     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                        FOUR MONTHS        YEARS ENDED
                                                           ENDED          DECEMBER 31,
                                                         APRIL 30,    ---------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Identifiable assets
      Bowling centers
         Domestic.....................................   $ 218,300    $224,500
         International................................      65,400      64,600
      Manufacturing...................................     101,500     119,800
      Eliminations....................................     (10,000)     (8,500)
                                                          --------    --------
                                                         $ 375,200    $400,400
                                                          ========    ========
    Depreciation and amortization expense
      Bowling centers
         Domestic.....................................   $  11,800      29,100       14,700
         International................................       2,500       7,500        7,100
      Manufacturing...................................       1,200       3,600        3,700
      Eliminations....................................        (400)     (1,000)        (700)
                                                          --------    --------     --------
                                                         $  15,100    $ 39,200     $ 24,800
                                                          ========    ========     ========
    Capital expenditures
      Bowling centers
         Domestic.....................................   $   5,100    $ 17,800     $ 10,400
         International................................       2,300      10,200        4,300
      Manufacturing...................................         400       4,500        4,100
      Eliminations....................................        (900)     (2,500)      (1,000)
                                                          --------    --------     --------
                                                         $   6,900    $ 30,000     $ 17,800
                                                          ========    ========     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 13 -- GEOGRAPHIC SEGMENTS

     Information about the Combined Companies' operations in different geographic areas for the four months ended April 30, 1996 and the years ended December 31, 1995 and 1994 and identifiable assets at April 30, 1996 and December 31, 1995 are presented below:

                                                        FOUR MONTHS        YEARS ENDED
                                                           ENDED          DECEMBER 31,
                                                         APRIL 30,    ---------------------
                                                           1996         1995         1994
                                                        -----------   --------     --------
    Net operating revenue:
      United States...................................   $ 103,800    $371,400     $296,300
      Japan...........................................      13,700      50,300       58,200
      Hong Kong.......................................      14,000      40,800       55,100
      Korea...........................................       5,800       6,000           --
      Australia.......................................      14,700      47,100       43,900
      United Kingdom..................................       7,300      26,100       27,600
      Mexico..........................................       2,100       7,800       15,300
      Sweden..........................................       1,200      10,000        9,700
      Canada..........................................         300         600          700
      Spain...........................................       1,000       2,700        2,600
      Other European countries........................       5,200      16,000       17,700
      China...........................................         400          --           --
      Eliminations....................................      (4,600)    (13,900)      (9,300)
                                                         ---------    ---------    ---------
                                                         $ 164,900    $564,900     $517,800
                                                         =========    =========    =========

     Net operating revenues for the United States manufacturing operation has been reduced by approximately $21,500 for the four months ended April 30, 1996 and $61,000 and $69,200 for the years ended December 31, 1995 and 1994, respectively, to reflect the elimination of intercompany sales between the domestic manufacturing operation and the manufacturing foreign sales and service branches.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                        FOUR MONTHS        YEARS ENDED
                                                           ENDED          DECEMBER 31,
                                                         APRIL 30,    ---------------------
                                                           1996         1995         1994
                                                        -----------   --------     --------
    Operating (loss) income
      United States...................................   $  (2,900)   $ 92,200     $ 83,300
      Japan...........................................      (1,400)      8,800       13,300
      Hong Kong.......................................         800       6,200        5,200
      Korea...........................................        (300)     (1,200)          --
      Australia.......................................      (1,300)     13,300       12,000
      United Kingdom..................................      (1,100)      2,400        3,700
      Mexico..........................................        (200)      1,500        4,300
      Sweden..........................................        (500)      1,500        1,700
      Canada..........................................          --          --           --
      Spain...........................................        (100)       (100)         300
      Other European countries........................      (1,300)      1,300        1,100
      China...........................................        (200)         --           --
      Eliminations....................................        (500)     (1,500)        (200)
                                                         ---------    ---------    ---------
                                                         $  (9,000)   $124,400     $124,700
                                                         =========    =========    =========

     Operating (loss) income for the United States manufacturing operation has been reduced by approximately $1,300 for the four months ended April 30, 1996 and $900 and $1,600 for the years ended December 31, 1995 and 1994, respectively, to reflect the elimination of intercompany gross profit between the domestic manufacturing operation and the manufacturing foreign sales and service branches.

                                                                  APRIL 30,   DECEMBER 31,
                                                                    1996          1995
                                                                  ---------   ------------
    Identifiable assets
      United States.............................................  $290,400      $311,300
      Japan.....................................................    17,200        22,100
      Hong Kong.................................................     7,700         8,500
      Korea.....................................................     4,500         2,900
      Australia.................................................    34,800        31,600
      United Kingdom............................................    12,200        11,800
      Mexico....................................................     5,100         4,500
      Sweden....................................................     2,200         2,600
      Canada....................................................       900         1,200
      Spain.....................................................       200         2,000
      Other European countries..................................     7,700         8,400
      China.....................................................     2,300         2,000
      Eliminations..............................................   (10,000)       (8,500)
                                                                  ---------    ---------
                                                                  $375,200      $400,400
                                                                  =========    =========

     Identifiable assets for the foreign sales and service branches have been reduced by approximately $5,700 at April 30, 1996 and $4,400 at December 31, 1995 to reflect the elimination of intercompany gross profit in inventory between the domestic manufacturing operations and the manufacturing foreign sales and service branches.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 14 -- BUSINESS COMBINATIONS

     Effective December 31, 1994, The Reece Corporation, a related company, was merged into AMF Bowling. The merger was accounted for at historical cost as a capital contribution. The Reece Corporation activities for 1995 and 1994 were not material to the combined financial statements.

     Effective August 31, 1994, AMF Bowling acquired certain assets and liabilities of Legendary Billiards, Inc. ("Legendary") for $215. Legendary is a manufacturer of billiard cues. The acquisition was accounted for under the purchase method, and the results of operations are included in the financial statements from the date of acquisition.

     Pro forma results of operations for the Legendary acquisition have not been presented because the effects of this acquisition were not material.

     Fair Lanes, Inc. ("Fair Lanes") operated 106 bowling centers in the United States and Puerto Rico. On June 22, 1994, Fair Lanes and its parent Fair Lanes Entertainment, Inc. ("FLE"), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). Fair Lanes' operating subsidiaries did not file for Chapter 11 protection. At the time of filing, liabilities subject to compromise consisted of Fair Lanes' $138,000 senior secured notes, which were publicly traded, and FLE's debt in the form of $48,000 variable rate and zero coupon notes (these notes were also publicly traded). The Bankruptcy Court approved the plan of reorganization effective September 29, 1994 whereby the holders of FLE's $48,000 of notes received approximately 6% of Fair Lanes' equity and the holders of Fair Lanes' $138,000 of notes received approximately 94% of Fair Lanes' equity and $90,350 of new 9.5% notes. The former Fair Lanes' equityholders' interests were eliminated as a result of the reorganization. Through September 29, 1994, AMF's shareholders had purchased old Fair Lanes' and FLE's notes which resulted in the AMF shareholders obtaining approximately 56% of the voting shares of Fair Lanes. One other shareholder held approximately 35% of the new stock and the remaining 9% was held by other shareholders. The AMF shareholders were able to acquire the shares held by the 35% shareholder on January 7, 1996 and an additional 2% of the shares from other shareholders in open market purchases. On February 7, 1996, the AMF shareholders affected a cash merger and bought out the remaining shareholders.

     The Fair Lanes' acquisition was accounted for as a purchase. As a result of the relatively short acquisition period and the fact that the minority shareholders' interest was not affected for losses during the acquisition period, the combined financial statements include the results of operations for periods subsequent to September 29, 1994.

     The assets acquired and liabilities assumed were recorded at their estimated fair value as follows:

                Current assets...................................  $   3,059
                Property and equipment...........................    141,785
                Other assets.....................................     12,643
                Current liabilities..............................    (22,672)
                Long-term liabilities............................   (116,174)
                                                                   ----------
                Purchase price...................................  $  18,641
                                                                   ==========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     The following summary presents unaudited pro forma combined results of operations as if the acquisition of Fair Lanes occurred at the beginning of 1994, and includes adjustments related to depreciation of fixed assets and interest expense on debt assuming the initial purchase price allocation occurred as of January 1, 1994. In addition, expenses related to the Chapter 11 reorganization have been eliminated. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of January 1, 1994, nor are they indicative of future results of operations. The pro forma results do not reflect changes in the business which have occurred subsequent to the date of acquisition.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1994
                                                                ------------
                Operating revenue.............................    $590,459
                Operating income..............................     113,411
                Income before income taxes....................      94,949

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 15 -- STOCKHOLDERS' EQUITY

                                                                          APRIL 30, 1996
                                 ------------------------------------------------------------------------------------------------
                                                                                               EQUITY
                                                                                             ADJUSTMENT
                                                                                            FROM FOREIGN               TOTAL
                                               ISSUED AND    COMMON   PAID IN    RETAINED     CURRENCY             STOCKHOLDERS'
                                 AUTHORIZED   OUTSTANDING    STOCK    CAPITAL    EARNINGS   TRANSLATION    OTHER       EQUITY
                                 ----------   ------------   ------   --------   --------   ------------   -----   --------------
AMF Bowling, Inc. .............     10,000        950.6689    $  1    $ 51,778   $15,639      $    593      $--       $ 68,011
AMF Bowling Centers, Inc. .....     15,000      9,485.1000       9     183,780     8,825            --       --        192,614
AMF Beverage Company of Oregon,
  Inc..........................     10,000         94.8510      --          --        --            --       --             --
King Louie Lenexa, Inc. .......     30,000         94.8510      --          --        --            --       --             --
AMF Catering Services Pty
  Ltd. ........................    100,000    100,000.0000      82          --        --            --       --             82
AMF Bowling Centers (Aust)
  International, Inc. .........     10,000        948.5100       1         492    24,327         1,645       --         26,465
AMF Bowling Centers (Canada)
  International, Inc. .........     10,000        948.5100       1       2,109    (1,238)           85       --            957
AMF BCO - France One, Inc. ....     10,000      1,000.0000       1         220       533           (93)      --            661
AMF BCO - France Two, Inc. ....     10,000      1,000,0000       1         595     1,440          (250)      --          1,786
AMF Bowling Centers (Hong Kong)
  International, Inc. .........     10,000        948.5100       1         532     2,175            --       --          2,708
AMF Bowling Centers
  International,
  Inc. - Japan.................     10,000      9,485.1000      10       1,210     4,446           505       --          6,171
AMF Bowling Mexico Holding,
  Inc. ........................      1,000         75.6972     322       1,856     2,563        (3,056)      --          1,685
Boliches AMF, Inc. ............     10,000        100.0000       1         493       682          (814)      --            362
AMF Bowling Centers II Inc. -
  Switzerland..................                                 --          --       205           171       --            376
AMF BCO - U.K.
  One, Inc. ...................     10,000        100.0000       1       1,597      (350)          (86)      --          1,162
AMF BCO - U.K.
  Two, Inc. ...................     10,000        100.0000       1       4,357      (956)         (235)      --          3,167
AMF BCO - China, Inc. .........     10,000      1,000.0000       1         577      (159)           (4)      --            415
AMF Bowling Centers China,
  Inc. ........................     10,000      1,000.0000       1       2,174      (600)          (13)      --          1,562
Bush River Corporation.........    100,000     18,895.1919      20          --        --            --       --             20
Eliminations...................         --              --      --          --    (5,230)           --       --         (5,230)
                                                                                                             --
                                                              ----    --------   -------       -------                --------
Totals....................................................    $454    $251,770   $52,302      $ (1,552)     $--       $302,974
                                                              ====    ========   =======       =======       ==       ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31, 1995
                             ----------------------------------------------------------------------------------------------------
                                                                                                       NOTES
                                                                                                     RECEIVABLE        TOTAL
                                          ISSUED AND    COMMON   PAID IN   RETAINED    DEFERRED        STOCK       STOCKHOLDERS'
                             AUTHORIZED   OUTSTANDING   STOCK    CAPITAL   EARNINGS   TRANSLATION   SUBSCRIPTION       EQUITY
                             ----------   -----------   ------   -------   --------   -----------   ------------   --------------
AMF Bowling, Inc. .........     10,000       950.6689   $   1    $28,213   $ 54,463     $   593       $     --        $ 83,270
AMF Bowling Centers,
  Inc. ....................     15,000     9,485.1000       9     29,122     13,436          --           (726)         41,841
AMF Beverage Company of
  Oregon, Inc. ............     10,000        94.8510      --         --        382          --             --             382
King Louie Lenexa, Inc. ...     30,000        94.8510      --         --        859          --             --             859
AMF Bowling Centers (Aust)
  International, Inc. .....     10,000       948.5100       1        492     25,251         (74)          (503)         25,167
AMF Bowling Centers
  (Canada) International,
  Inc. ....................     10,000       948.5100       1      2,109     (1,286)         85             --             909
AMF BCO - France One,
  Inc. ....................     10,000     1,000.0000       1         31        681         (44)            --             669
AMF BCO - France Two,
  Inc. ....................     10,000     1,000,0000       1         83      1,842        (119)            --           1,807
AMF Bowling Centers (Hong
  Kong) International,
  Inc. ....................     10,000       948.5100       1         57      2,420          --            (62)          2,416
AMF Bowling Centers
  International,
  Inc. - Japan.............     10,000     9,485.1000      10        156      4,285         611           (170)          4,892
AMF Bowling Mexico Holding,
  Inc. ....................      1,000        75.6972   1,507        226      2,753      (3,258)            --           1,228
Boliches AMF, Inc. ........     10,000       100.0000       1         60        814        (815)            --              60
AMF Bowling Centers II
  Inc. - Switzerland.......      1,000       100.0000       1         --        617          61             --             679
AMF BCO - U.K. One,
  Inc. ....................     10,000       100.0000       1        129       (186)       (113)            --            (169)
AMF BCO - U.K. Two,
  Inc. ....................     10,000       100.0000       1        352       (509)       (310)            --            (466)
AMF BCO - China, Inc. .....     10,000     1,000.0000       1        577        (97)         (4)            --             477
AMF Bowling Centers China,
  Inc. ....................     10,000     1,000.0000       1      2,174       (367)        (13)            --           1,795
Bush River Corporation.....    100,000    18,895.1919      --         --        230          --             --             230
Eliminations...............         --             --      --         --     (4,508)         --             --          (4,508)
                                                                                                            --
                                                         ----    --------   -------     -------                       --------
Totals...............................................   $1,538   $63,781   $101,080     $(3,400)      $ (1,461)       $161,538
                                                         ====    ========   =======     =======             ==        ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 16 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On February 16, 1996, the stockholders of the Combined Companies executed a Stock Purchase Agreement, subject to certain closing conditions, to sell the stock and certain assets of the individual companies to AMF Group Holdings, Inc., through its subsidiaries. On May 1, 1996, the sale transaction was completed.

     In conjunction with the acquisition of the Combined Companies, AMF Group Inc., a subsidiary of AMF Group Holdings, Inc., issued Senior Subordinated Notes and Senior Subordinated Discount Notes on March 21, 1996. On May 1, 1996, AMF Group Inc. executed a bank credit agreement and certain additional subsidiaries of AMF Group Inc. became guarantors of the Senior Subordinated Notes and the Senior Subordinated Discount Notes. These financing arrangements provide for guarantees by the following companies which became indirect subsidiaries of AMF Group Inc., which is the borrower and issuer of the notes evidencing such indebtedness. Guarantor companies include the following:

     - AMF Bowling Centers, Inc.

     - Bush River Corporation

     - King Louie Lenexa, Inc.

     - AMF Beverage Company of Oregon, Inc.

     - AMF Bowling, Inc.

     - AMF Bowling Centers (Aust) International Inc.

     - AMF Bowling Centers (Canada) International Inc.

     - AMF BCO - France One, Inc.

     - AMF BCO - France Two, Inc.

     - AMF Bowling Centers (Hong Kong) International Inc.

     - AMF Bowling Centers International Inc. (Japan)

     - AMF Bowling Mexico Holding, Inc.

     - Boliches AMF, Inc.

     - AMF BCO - U.K. One, Inc.

     - AMF BCO - U.K. Two, Inc.

     - AMF BCO - China, Inc.

     - AMF Bowling Centers China, Inc.

     Included with the guarantor companies at April 30, 1996 are AMF Bowling Centers Switzerland Inc. and AMF Bowling Centers Spain Inc., newly formed subsidiaries of AMF Group Inc., which, respectively, purchased assets of one bowling center and two bowling centers from AMF Bowling Centers II, Inc. (Switzerland) and AMF Bowling S.A., former subsidiary of AMF Bowling Mexico Holding, Inc.

     Included with the guarantor companies at December 31, 1995 and 1994 is AMF Bowling Centers II, Inc. (Switzerland) which sold assets of one bowling center, as discussed above, to a newly formed subsidiary of AMF Group Inc., which became a guarantor.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     Non-guarantor companies at April 30, 1996 include the following foreign subsidiaries of certain guarantor companies:

     - AMF Bowling (Unlimited)

     - Worthington North Properties Limited

     - AMF Bowling France SNC

     - AMF Bowling de Paris SNC

     - AMF Bowling de Lyon La Part Dieu SNC

     - Boliches y Compania

     - Operadora Mexicana de Boliches, S.A.

     - Promotora de Boliches, S.A. de C.V.

     - Immeubles Obispado, S.A.

     - Immeubles Minerva, S.A.

     - Boliches Mexicano, S.A.

     - AMF Bowling Centers (China) Company

     - AMF Garden Hotel Bowling Center Company

     Included in the non-guarantor companies at December 31, 1995 and 1994 is AMF Bowling S.A. which sold assets of two bowling centers in Spain to a newly formed subsidiary of AMF Group Inc., which became a guarantor company.

     The following condensed combining information presents:

     - Condensed combining balance sheets as of April 30, 1996 and December 31, 1995 and the related condensed combining statements of operations and of cash flows for the four months ended April 30, 1996 and the years ended December 31, 1995 and 1994.

     - Elimination entries necessary to combine the entities comprising the Combined Companies.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                       CONDENSED COMBINING BALANCE SHEETS
                       FOURS MONTHS ENDED APRIL 30, 1996

                                                                    NON-
                                                      GUARANTOR   GUARANTOR                  COMBINED
                                                      COMPANIES   COMPANIES   ELIMINATIONS   COMPANIES
                                                      ---------   ---------   ------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.........................  $ 18,628     $ 3,285      $     --     $ 21,913
  Accounts and notes receivable, net of allowance
     for doubtful accounts..........................    32,316       1,571            --       33,887
  Accounts and notes receivable -- affiliates.......     2,463         380        (2,677)         166
  Inventories.......................................    41,831       1,465            --       43,296
  Prepaid expenses and other........................     4,856       1,257            --        6,113
                                                      --------     -------       -------     --------
          Total current assets......................   100,094       7,958        (2,677)     105,375
Property and equipment, net.........................   241,968      10,518          (942)     251,544
Investment in subsidiaries..........................    10,643          --       (10,643)          --
Other assets........................................    17,399         931            --       18,330
                                                      --------     -------       -------     --------
          Total assets..............................  $370,104     $19,407      $(14,262)    $375,249
                                                      ========     =======       =======     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $ 21,760     $ 1,910      $     --     $ 23,670
  Book overdrafts...................................     5,724          --            --        5,724
  Accrued expenses and deposits.....................    32,185       2,731            --       34,916
  Accounts and notes payable -- affiliates..........        14       2,663        (2,677)          --
  Long-term debt, current portion...................        10          --            --           10
  Income taxes payable..............................     1,078         679            --        1,757
                                                      --------     -------       -------     --------
          Total current liabilities.................    60,771       7,983        (2,677)      66,077
Long-term debt......................................     1,958          --            --        1,958
Other liabilities...................................     2,811          --            --        2,811
Deferred income taxes...............................       648         781            --        1,429
                                                      --------     -------       -------     --------
          Total liabilities.........................    66,188       8,764        (2,677)      72,275
                                                      --------     -------       -------     --------
Commitments and contingencies
Stockholders' equity:
  Common stock......................................       454       3,940        (3,940)         454
  Paid-in capital...................................   251,770       5,003        (5,003)     251,770
  Retained earnings.................................    53,244       6,247        (7,189)      52,302
  Equity adjustment from foreign currency
     translation....................................    (1,552)     (4,547)        4,547       (1,552)
                                                      --------     -------       -------     --------
          Total stockholders' equity................   303,916      10,643       (11,585)     302,974
                                                      --------     -------       -------     --------
          Total liabilities and stockholders'
            equity..................................  $370,104     $19,407      $(14,262)    $375,249
                                                      ========     =======       =======     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                       CONDENSED COMBINING BALANCE SHEETS
                          YEAR ENDED DECEMBER 31, 1995

                                                                    NON-
                                                      GUARANTOR   GUARANTOR                  COMBINED
                                                      COMPANIES   COMPANIES   ELIMINATIONS   COMPANIES
                                                      ---------   ---------   ------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.......................    $  8,843     $   889      $     --     $  9,732
  Accounts and notes receivable, net of allowance
     for doubtful accounts........................      37,499       1,527            --       39,026
  Accounts and notes receivable -- affiliates.....       4,477       7,465        (7,963)       3,979
  Inventories.....................................      38,042       1,779            --       39,821
  Prepaid expenses and other......................       3,944       1,238            --        5,182
                                                      --------     -------      --------     --------
          Total current assets....................      92,805      12,898        (7,963)      97,740
Notes receivable -- affiliates....................      22,941          --            --       22,941
Property and equipment, net.......................     250,637      10,582        (1,495)     259,724
Other assets......................................      29,869         822       (10,718)      19,973
                                                      --------     -------      --------     --------
          Total assets............................    $396,252     $24,302      $(20,176)    $400,378
                                                      ========     =======      ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................    $ 22,313     $ 1,403      $    (75)    $ 23,641
  Book overdrafts.................................       2,362          --            --        2,362
  Accrued expenses and deposits...................      28,203       2,125            --       30,328
  Accounts and notes payable -- affiliates........       1,821       7,033        (6,865)       1,989
  Long-term debt, current portion.................       1,084          --            --        1,084
  Income taxes payable............................       5,930       1,199            --        7,129
                                                      --------     -------      --------     --------
          Total current liabilities...............      61,713      11,760        (6,940)      66,533
Long-term debt....................................      19,550          --            --       19,550
Notes payable -- affiliates.......................     146,639       1,076          (988)     146,727
Other liabilities.................................       5,282         748            --        6,030
                                                      --------     -------      --------     --------
          Total liabilities.......................     233,184      13,584        (7,928)     238,840
                                                      --------     -------      --------     --------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Common stock....................................       1,538       3,941        (3,941)       1,538
  Paid-in capital.................................      63,781       4,153        (4,153)      63,781
  Retained earnings...............................     102,610       7,300        (8,830)     101,080
  Equity adjustment from foreign currency
     translation..................................      (3,400)     (4,676)        4,676       (3,400)
  Notes receivable stock subscription.............      (1,461)         --            --       (1,461)
                                                      --------     -------      --------     --------
          Total stockholders' equity..............     163,068      10,718       (12,248)     161,538
                                                      --------     -------      --------     --------
          Total liabilities and stockholders'
            equity................................    $396,252     $24,302      $(20,176)    $400,378
                                                      ========     =======      ========     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
                       FOURS MONTHS ENDED APRIL 30, 1996

                                                                    NON-
                                                      GUARANTOR   GUARANTOR                  COMBINED
                                                      COMPANIES   COMPANIES   ELIMINATIONS   COMPANIES
                                                      ---------   ---------   ------------   ---------
Operating revenue:
  Sales of products and services..................    $154,500     $10,731       $ (860)     $164,371
  Revenue from operating lease activities.........         323         250           --           573
                                                      --------     -------        -----      --------
          Total operating revenues................     154,823      10,981         (860)      164,944
                                                      --------     -------        -----      --------
Operating expenses:
  Cost of goods sold, excluding depreciation of
     $791.........................................      42,242       1,445         (569)       43,118
  Bowling Center operations.......................      71,289       8,985         (118)       80,156
  Selling, general and administrative.............      34,875         682           --        35,557
  Depreciation and amortization...................      14,380         802          (85)       15,097
                                                      --------     -------        -----      --------
          Total operating expenses................     162,786      11,914         (772)      173,928
                                                      --------     -------        -----      --------
          Operating loss..........................      (7,963)       (933)         (88)       (8,984)
Nonoperating income (expenses):
  Interest expense................................      (4,501)         (3)          --        (4,504)
  Other expenses, net.............................        (634)        (58)          --          (692)
  Interest income.................................         574          37           --           611
  Equity in earnings of subsidiaries..............        (707)         --          707            --
  Foreign currency transaction gain (loss)........        (179)        150           --           (29)
                                                      --------     -------        -----      --------
Loss before income taxes..........................     (13,410)       (807)         619       (13,598)
Income tax benefit................................       1,631         100           --         1,731
                                                      --------     -------        -----      --------
          Net loss................................    $(11,779)    $  (707)      $  619      $(11,867)
                                                      ========     =======        =====      ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995

                                                                   NON-
                                                 GUARANTOR      GUARANTOR                       COMBINED
                                                 COMPANIES      COMPANIES      ELIMINATIONS     COMPANIES
                                                 ----------     ----------     ------------     ---------
Operating revenues:
  Sales of products and services...............   $ 532,349      $ 34,197        $ (2,548)      $563,998
  Revenue from operating lease activities......         926            --              --            926
                                                   --------       -------         -------       --------
          Total operating revenues.............     533,275        34,197          (2,548)       564,924
                                                   --------       -------         -------       --------
Operating expenses:
  Cost of sales, excluding depreciation of
     $2,531....................................     180,980         4,730          (1,581)       184,129
  Bowling center operations....................     149,535        16,930              --        166,465
  Selling, general and administrative..........      47,218         4,046            (486)        50,778
  Depreciation and amortization................      36,723         2,650            (234)        39,139
                                                   --------       -------         -------       --------
          Total operating expenses.............     414,456        28,356          (2,301)       440,511
                                                   --------       -------         -------       --------
          Operating income.....................     118,819         5,841            (247)       124,413
Nonoperating income (expenses):
  Interest expense.............................     (15,569)         (142)             --        (15,711)
  Other expenses, net..........................        (600)         (443)             --         (1,043)
  Interest income..............................       1,837           347              --          2,184
  Equity in earnings of subsidiaries...........       3,444            --          (3,444)            --
  Foreign currency transaction loss............        (465)         (514)             --           (979)
                                                   --------       -------         -------       --------
Income before income taxes.....................     107,466         5,089          (3,691)       108,864
Income tax expense.............................      10,453         1,645              --         12,098
                                                   --------       -------         -------       --------
          Net income...........................   $  97,013      $  3,444        $ (3,691)      $ 96,766
                                                   ========       =======         =======       ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1994

                                                                   NON-
                                                 GUARANTOR      GUARANTOR                       COMBINED
                                                 COMPANIES      COMPANIES      ELIMINATIONS     COMPANIES
                                                 ----------     ----------     ------------     ---------
Operating revenues:
  Sales of products and services...............   $ 478,056      $ 40,930        $ (3,560)      $515,426
  Revenue from operating lease activities......         969         1,391              --          2,360
                                                   --------       -------         -------       --------
          Total operating revenues.............     479,025        42,321          (3,560)       517,786
                                                   --------       -------         -------       --------
Operating expenses:
  Cost of sales, excluding depreciation of
     $1,691....................................     191,250         6,694          (1,901)       196,043
  Bowling center operations....................      97,898        18,718          (1,469)       115,147
  Selling, general and administrative..........      52,392         4,750              --         57,142
  Depreciation and amortization................      21,606         3,343            (173)        24,776
                                                   --------       -------         -------       --------
          Total operating expenses.............     363,146        33,505          (3,543)       393,108
                                                   --------       -------         -------       --------
          Operating income.....................     115,879         8,816             (17)       124,678
Nonoperating income (expenses):
  Interest expense.............................      (7,164)         (230)             --         (7,394)
  Other expenses, net..........................      (1,188)           --              --         (1,188)
  Interest income..............................         231           295              --            526
  Equity in earnings of subsidiaries...........       5,179            --          (5,179)            --
  Foreign currency transaction loss............        (654)         (213)             --           (867)
                                                   --------       -------         -------       --------
Income before income taxes.....................     112,283         8,668          (5,196)       115,755
Income tax expense.............................      12,963         3,489              --         16,452
                                                   --------       -------         -------       --------
          Net income...........................   $  99,320      $  5,179        $ (5,196)      $ 99,303
                                                   ========       =======         =======       ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                       FOURS MONTHS ENDED APRIL 30, 1996

                                                                  NON-
                                                   GUARANTOR    GUARANTOR                    COMBINED
                                                   COMPANIES    COMPANIES    ELIMINATIONS    COMPANIES
                                                   ---------    ---------    ------------    ---------
Cash flows from operating activities:
  Net loss.......................................  $(11,072)     $  (707)      $    (88)     $(11,867)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization...............    14,380          802            (85)       15,097
     Deferred income taxes.......................       435          (21)            --           414
     Equity in earnings of subsidiaries..........      (707)          --            707            --
     Changes in assets and liabilities:
       Accounts and notes receivable, net........     4,821          (37)            --         4,784
       Receivables and payables -- affiliates....       593          942             --         1,535
       Inventories...............................    (3,655)          24             --        (3,631)
       Other assets and liabilities..............    (3,476)         (34)           837        (2,673)
       Accounts payable and accrued expenses.....     7,634        1,079             --         8,713
       Income taxes payable......................    (5,442)        (303)            --        (5,745)
                                                   --------      -------        -------      --------
       Net cash provided by operating
          activities.............................     3,511        1,745          1,371         6,627
                                                   --------      -------        -------      --------
Cash flows from investing activities:
  Purchase of property and equipment.............    (6,046)      (1,001)           173        (6,874)
  Other..........................................     2,989           --             --         2,989
                                                   --------      -------        -------      --------
       Net cash used for investing activities....    (3,057)      (1,001)           173        (3,885)
                                                   --------      -------        -------      --------
Cash flows from financing activities:
  Distributions to stockholders..................   (36,721)        (622)           622       (36,721)
  Payment of long-term debt......................    (3,812)          --             --        (3,812)
  Proceeds from notes payable -- stockholders,
     net.........................................     1,236           --             --         1,236
  Capital contributions by stockholders..........    24,805        2,252         (2,252)       24,805
  Collection of notes receivable -- affiliates...    19,408           --             --        19,408
  Other..........................................     3,902           --             86         3,988
                                                   --------      -------        -------      --------
       Net cash provided by financing
          activities.............................     8,818        1,630         (1,544)        8,904
       Effect of exchange rates on cash and cash
          equivalents............................       330          205             --           535
                                                   --------      -------        -------      --------
Net increase in cash and cash equivalents........     9,602        2,579             --        12,181
Cash and cash equivalents at beginning of
  period.........................................     9,026          706             --         9,732
                                                   --------      -------        -------      --------
Cash and cash equivalents at end of period.......  $ 18,628      $ 3,285       $     --      $ 21,913
                                                   ========      =======        =======      ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995

                                                                  NON-
                                                   GUARANTOR    GUARANTOR                    COMBINED
                                                   COMPANIES    COMPANIES    ELIMINATIONS    COMPANIES
                                                   ---------    ---------    ------------    ---------
Cash flows from operating activities:
  Net income.....................................  $ 97,013      $ 3,444       $ (3,691)     $ 96,766
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in earnings of subsidiaries..........    (3,444)          --          3,444            --
     Dividends from non-guarantor companies......     3,133           --         (3,133)           --
     Depreciation and amortization...............    36,661        2,682           (204)       39,139
       Deferred income taxes.....................       215       (1,045)            --          (830)
       Loss on sale of property and equipment,
          net....................................       567           --             --           567
       Changes in assets and liabilities, net of
          effects from companies acquired:
          Accounts and notes receivable, net.....    11,864       (1,234)            --        10,630
          Receivables and
            payables -- affiliates...............     7,262       (1,115)            --         6,147
          Inventories............................    (5,596)        (400)            --        (5,996)
          Other assets and liabilities...........    (2,484)        (369)         2,752          (101)
          Accounts payable and accrued
            expenses.............................   (19,187)         446             --       (18,741)
          Income taxes payable...................    (2,039)        (791)            --        (2,830)
                                                   --------      -------        -------      --------
          Net cash provided by operating
            activities...........................   123,965        1,618           (832)      124,751
                                                   --------      -------        -------      --------
Cash flows from investing activities:
  Purchase of property and equipment.............   (26,411)      (4,005)           451       (29,965)
  Proceeds from sales of property and
     equipment...................................       494          916             --         1,410
  Other..........................................       229           --             --           229
                                                   --------      -------        -------      --------
          Net cash used for investing
            activities...........................   (25,688)      (3,089)           451       (28,326)
                                                   --------      -------        -------      --------
Cash flows from financing activities:
  Dividends to guarantor companies...............        --       (3,133)         3,133            --
  Payments on credit note agreements, net........   (11,057)          --             --       (11,057)
  Distributions to stockholders..................   (71,851)          --             --       (71,851)
  Payment of long-term debt......................   (10,605)         320             --       (10,285)
  Payment for redemption of stock --.............    (3,960)          --             --        (3,960)
     stockholders, net...........................    (4,882)       1,089             --        (3,793)
  Capital contributions by stockholders..........     8,329           --             --         8,329
  Capital contributions from guarantor...........        --        2,752         (2,752)           --
  Other..........................................    (2,056)          --             --        (2,056)
                                                   --------      -------        -------      --------
          Net cash (used for) provided by
            financing activities.................   (96,082)       1,028            381       (94,673)
          Effect of exchange rates on cash.......        (5)        (189)            --          (194)
                                                   --------      -------        -------      --------
Net increase (decrease) in cash and cash
  equivalents....................................     2,190         (632)            --         1,558
Cash at beginning of year........................     6,653        1,521             --         8,174
                                                   --------      -------        -------      --------
Cash at end of year..............................  $  8,843      $   889       $     --      $  9,732
                                                   ========      =======        =======      ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994

                                                                   NON-
                                                      GUARANTOR  GUARANTOR                  COMBINED
                                                      COMPANIES  COMPANIES   ELIMINATIONS   COMPANIES
                                                      --------   ---------   ------------   --------
Cash flows from operating activities:
  Net income........................................  $ 99,320    $ 5,179      $ (5,196)    $ 99,303
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Equity in earnings of subsidiaries................    (5,179)        --         5,179           --
  Dividends from non-guarantor companies............     5,084         --        (5,084)          --
  Depreciation and amortization.....................    21,606      3,343          (173)      24,776
     Deferred income taxes..........................      (104)        85            --          (19)
     Loss on sale of property and equipment, net....       911         --            --          911
     Changes in assets and liabilities, net of
       effects from companies acquired:
       Accounts and notes receivable, net...........    (9,325)       311            --       (9,014)
       Receivables and payables -- affiliates.......     3,692      1,033            --        4,725
       Inventories..................................    (1,369)       (42)           --       (1,411)
       Other assets.................................      (864)      (136)           --       (1,000)
       Accounts payable and accrued expenses........     3,929        (91)           --        3,838
       Income taxes payable.........................    (3,207)       817            --       (2,390)
                                                      --------    -------       -------     --------
       Net cash provided by operating activities....   114,494     10,499        (5,274)     119,719
                                                      --------    -------       -------     --------
Cash flows from investing activities:
  Acquisitions of operating units, net of cash
     acquired.......................................   (17,307)        --            --      (17,307)
  Purchase of property and equipment................   (16,692)    (1,286)          190      (17,788)
  Proceeds from sales of property and equipment.....     1,494         41            --        1,535
  Other.............................................       941         --            --          941
                                                      --------    -------       -------     --------
          Net cash used for investing activities....   (31,564)    (1,245)          190      (32,619)
                                                      --------    -------       -------     --------
Cash flows from financing activities:
  Dividends to guarantor companies..................        --     (5,084)        5,084           --
  Payments on credit note agreements, net...........    (3,689)        --            --       (3,689)
  Distributions to stockholders.....................   (78,170)        --            --      (78,170)
  Payment of long-term debt.........................      (740)      (364)           --       (1,104)
  Proceeds (payments) on notes payable --
     stockholders, net..............................    (4,989)    (3,571)           --       (8,560)
  Capital contributions by stockholders.............     2,109         --            --        2,109
  Other.............................................      (212)        --            --         (212)
                                                      --------    -------       -------     --------
          Net cash used for financing activities....   (85,691)    (9,019)        5,084      (89,626)
          Effect of exchange rates on cash..........     2,488        271            --        2,759
                                                      --------    -------       -------     --------
Net increase (decrease) in cash and cash
  equivalents.......................................      (273)       506            --          233
Cash at beginning of year...........................     6,926      1,015            --        7,941
                                                      --------    -------       -------     --------
Cash at end of year.................................  $  6,653    $ 1,521            --     $  8,174
                                                      ========    =======       =======     ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

NOTE 17 -- SUBSEQUENT EVENT (UNAUDITED)

     On October 10, 1996, AMF Bowling Centers, Inc., completed the acquisition of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. pursuant to an Asset Purchase Agreement, dated as of September 10, 1996.

     The purchase was approximately $106,500, including certain adjustments and transaction costs. It was funded with approximately $40,000 from the sale of equity by AMF Group Holdings Inc., a wholly-owned subsidiary of AMF Holdings Inc., to its institutional stockholders and one of its directors and with $66,500 from available borrowing under the Company's Acquisition Facility.

     The April 30, 1996 combined financial statements do not reflect any adjustments or cost associated with the acquisition.

                      SELECTED QUARTERLY DATA (UNAUDITED)
                                 (IN MILLIONS)

                                                                     AMF GROUP HOLDINGS INC.
                                PREDECESSOR COMPANY    ---------------------------------------------------
                                --------------------                PRO FORMA
                                           ONE MONTH   TWO MONTHS    QUARTER
     1996 QUARTERS ENDED        MARCH 31   APRIL 30     JUNE 30      JUNE 30    SEPTEMBER 30   DECEMBER 31
------------------------------  --------   ---------   ----------   ---------   ------------   -----------
Net sales.....................   $123.3     $  41.6      $ 73.4      $ 114.8       $131.8        $ 179.6
Gross profit..................     92.6        29.2        49.8         78.2         86.8          117.6
Operating income (loss).......     27.9       (36.9)        4.0          5.4         14.3           27.8
Income (loss) before income
  taxes.......................     24.3       (37.9)      (15.9)       (18.1)       (12.3)           0.6
Net income (loss).............     21.6       (33.4)      (11.9)       (11.6)        (5.3)          (2.1)

                                                 PREDECESSOR COMPANY
                                -----------------------------------------------------
     1995 QUARTERS ENDED        MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
------------------------------  --------     -------     ------------     -----------
Net sales.....................   $156.9      $ 138.3        $130.4          $ 139.3
Gross profit..................    109.4         90.6          84.6             96.2
Operating income..............     41.7         26.8          22.1             33.8
Income before income taxes....     37.5         23.5          17.8             30.2
Net income....................     34.2         19.7          14.9             27.9

     Depreciation expense previously reported in cost of goods sold is currently presented as a separate component of operating income in the consolidated statement of income. The amounts reclassified from cost of goods sold to depreciation expense are as follows:

                                                                 ONE MONTH     TWO MONTHS
                                                    MARCH 31     APRIL 30       JUNE 30
                                                    --------     ---------     ----------
        1996......................................    $0.6         $ 0.2          $0.4

                                                    MARCH 31      JUNE 30
                                                    --------     ---------
        1995......................................    $0.4         $ 0.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has chosen Arthur Andersen LLP as its independent public accountants. Results for the period ended December 31, 1996 have been audited by Arthur Andersen LLP.

     The Predecessor Company engaged Price Waterhouse LLP as its independent accountants. Results for the four months ended April 30, 1996 and the years ended December 31, 1995, and 1994, respectively, have been audited by Price Waterhouse LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                       PRINCIPAL OCCUPATION DURING PAST
                                      DIRECTOR           FIVE YEARS AND DIRECTORSHIPS
          NAME AND (AGE)               SINCE               IN OTHER PUBLIC COMPANIES
-----------------------------------  ----------  ---------------------------------------------
Richard A. Friedman (39) Chairman
  of the Board.....................  May, 1996   Managing Director of Goldman, Sachs & Co. and
                                                 head of the Principal Investment Area. Joined
                                                 Goldman, Sachs & Co. in 1981. Member of
                                                 Advisory Committees or Boards of Directors of
                                                 Diamond Cable Communications PLC, Globe
                                                 Manufacturing Co., Marcus Cable Company,
                                                 L.P., and Polo Ralph Lauren Enterprises, L.P.
Terence M. O'Toole (38)............  May, 1996   Managing Director of Goldman, Sachs & Co. in
                                                 the Principal Investment Area. Joined
                                                 Goldman, Sachs & Co. in 1983. Director,
                                                 Concentric Network Corporation, Insilco
                                                 Corporation, Rollerblade, Inc. and Western
                                                 Wireless Corporation.
Peter M. Sacerdote (59)............  May, 1996   Limited partner, The Goldman Sachs Group,
                                                 L.P., Joined Goldman, Sachs & Co. in 1964.
                                                 Chairman of Goldman Sachs & Co Investment
                                                 Committee. Director, Franklin Resources,
                                                 Inc., QUALCOMM Incorporated and Weis Markets,
                                                 Inc.
Charles M. Diker (62)..............  May, 1996   Limited partner, Weiss, Peck, & Greer, an
                                                 investment management firm, since 1975. Chief
                                                 Executive Officer, Cantel Industries Inc., a
                                                 medical diagnostic products distribution
                                                 company, since April, 1986. Director,
                                                 BeautiControl Cosmetics, International
                                                 Specialty Products, Data Broadcasting and
                                                 Chyron Corporation.
Paul B. Edgerley (40)..............  May, 1996   Managing Director, Bain Capital, Inc., an
                                                 investment firm, since 1993. General partner,
                                                 Bain Venture Capital, from 1990 to 1993.
                                                 Director, Masland Corporation and GS
                                                 Industries Inc.
Howard A. Lipson (33)..............  May, 1996   Senior Managing Director, Blackstone Group.
                                                 Involved in the firm's principal activities
                                                 since 1988. Director, UCAR International
                                                 Inc., Volume Services, Inc. and Ritvik
                                                 Holdings, Inc.
Thomas R. Wall IV (42).............  July, 1996  Managing Director, Kelso & Company, since
                                                 1990. Director, CCA Holdings Corp., General
                                                 Medical Inc., IXL Holdings, Inc., Mitchell
                                                 Supreme Fuel Company, Mosler Inc., Peebles
                                                 Inc.
Douglas J. Stanard (50)............  May, 1996   President/Chief Operating Officer of the
                                                 Company. President, AMF Worldwide Bowling
                                                 Centers, 1993-1995. President, AMF U.S.
                                                 Bowling Centers, 1992. Joined the Company in
                                                 1992 after having been President of Stewart
                                                 Foods, Inc. from 1989 to 1992.

                                                       PRINCIPAL OCCUPATION DURING PAST
                                      DIRECTOR           FIVE YEARS AND DIRECTORSHIPS
          NAME AND (AGE)               SINCE               IN OTHER PUBLIC COMPANIES
-----------------------------------  ----------  ---------------------------------------------
Stephen E. Hare (43)...............  May, 1996   Executive Vice President and Chief Financial
                                                 Officer of the Company since May, 1996.
                                                 Joined the Company in 1996. Served as Senior
                                                 Vice President and Chief Financial Officer of
                                                 James River Corporation of Virginia from
                                                 June, 1990 to May, 1996, after having been
                                                 Senior Vice President of Investment Banking
                                                 at Kidder, Peabody & Co. in New York.

EXECUTIVE OFFICERS

                                POSITION AND                OTHER BUSINESS EXPERIENCE
       NAME (AGE)            LENGTH OF SERVICE               DURING PAST FIVE YEARS
-------------------------  ----------------------  -------------------------------------------
Michael P. Bardaro
  (46)...................  Vice President,         Chief Financial Officer, AMF Worldwide
                           Secretary and           Bowling Centers, 1996; Treasurer and
                           Corporate               Controller AMF U.S. Bowling Centers,
                           Controller -- May,      1994-1995; Controller, General Medical
                           1996                    Manufacturing, Inc., June, 1989-July, 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table shows for each of the three years ended December 31, 1996, 1995, and 1994, all annual compensation paid or accrued by the Company and its subsidiaries and the Predecessor Company, as applicable, to the Company's chief executive officer and its three most highly compensated executive officers, other than the chief executive officer, whose annual compensation exceeds $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM COMPENSATION
                                          ANNUAL COMPENSATION   ------------------------
                                         ---------------------    SECURITIES                 ALL OTHER
                                         SALARY        BONUS      UNDERLYING      LTIP      COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR     ($)          ($)     OPTIONS(#)(A)      ($)         ($)(B)
--------------------------------  -----  -------      --------  --------------   -------    ------------
Douglas J. Stanard..............   1994  180,000       112,500           --           --              --
  President/Chief Operating        1995  225,000       204,750           --           --              --
  Officer                          1996  308,333       229,167      130,000           --           7,500

Stephen E. Hare.................   1994      N/A           N/A          N/A          N/A             N/A
  Executive Vice President/Chief   1995      N/A           N/A          N/A          N/A             N/A
  Financial Officer/Treasurer      1996  178,333(c)    100,000      105,000           --              --

Robert L. Morin(d)..............   1994  103,000        59,950           --           --              --
  Executive Vice President/        1995  180,286        60,125           --           --              --
  Director of Worldwide            1996  228,341        83,325      110,000      860,100(e)        7,500
  Market Development

Michael P. Bardaro..............   1994   44,371(f)      4,500           --           --              --
  Vice President/Secretary         1995   95,833        29,958           --           --           2,327
  and Corporate Controller         1996  117,622        40,046       25,000           --         168,338(g)

---------------

(a) Options to purchase shares of Parent Common Stock under the AMF Holdings Inc. 1996 Stock Incentive Plan.

(b) Unless otherwise indicated, all other compensation represents 401(k) plan and profit-sharing contributions made by the Company.

(c)  Mr. Hare's employment began on May 28, 1996.

(d) Resigned all positions with the Company and its affiliates as of February 28, 1997.

(e) Prior to the Acquisition, Mr. Morin held 10,000 shares of phantom stock in the Capital Equipment Division ("CED") of the Predecessor Company under a Phantom Stock Plan (the "Phantom Stock Plan"). Under the Phantom Stock Plan, the phantom stock was valued at five times the average earnings of CED for the current and two preceding fiscal years. In connection with the Acquisition, the shares of phantom stock issued under the Phantom Stock Plan were exchanged for $86.01 per share and the Phantom Stock Plan was terminated.

(f)  Mr. Bardaro's employment began on July 5, 1994.

(g) Includes a "special one-time bonus" in the amount of $161,388 paid by the Predecessor Company in connection with the Acquisition.

OPTION GRANTS

     The following table provides information on grants of stock options in 1996 to the Named Executive Officers under the AMF Holdings Inc. 1996 Stock Incentive Plan as described below.

                                                PERCENTAGE
                                 NUMBER OF       OF TOTAL
                                 SECURITIES      OPTIONS
                                 UNDERLYING     GRANTED TO     EXERCISE
                                  OPTIONS       EMPLOYEES       PRICE                           GRANT DATE
                                  GRANTED       IN FISCAL        PER                             PRESENT
             NAME                 (SHARES)         1996         SHARE       EXPIRATION DATE      VALUE(1)
-------------------------------  ----------     ----------     --------     ---------------     ----------
Douglas J. Stanard.............    130,000         10.6%        $10.00          May 1, 2006       $ 3.05
Stephen E. Hare................    105,000          8.6%        $10.00         May 28, 2006       $ 3.05
Robert L. Morin................    110,000          9.0%        $10.00          May 1, 2006       $ 3.05
Michael P. Bardaro.............     25,000          2.0%        $10.00      August 28, 2006       $ 3.08

---------------
(1) The present value of the grant at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants: risk-free rate of 6.5 percent; expected dividend yield of zero; expected lives of 10 years; expected volatility of zero based on the minimum value method. No adjustments were made to reflect forfeiture risk.

OPTION EXERCISES AND YEAR-END VALUES

     The following table provides information for the Named Executive Officers regarding the number and value of all their unexercised stock options at December 31, 1996. No such officers exercised any options in fiscal year 1996.






                                               NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                    NAME                         DECEMBER 31, 1996 (SHARES)         DECEMBER 31, 1996($)(1)
---------------------------------------------  -------------------------------     -------------------------
                                                  EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
                                               -------------------------------     -------------------------
Douglas J. Stanard...........................            0 / 130,000                        $ 0 / 0
Stephen E. Hare..............................            0 / 105,000                        $ 0 / 0
Robert L. Morin..............................            0 / 110,000                        $ 0 / 0
Michael P. Bardaro...........................            0 /  25,000                        $ 0 / 0

---------------
(1) The fair market value of options granted as of December 31, 1996 was assumed to be $10.00 per share, equal to the grant price, due to the lack of a public trading market for the securities underlying the options.

EMPLOYMENT AGREEMENTS

     Mr. Stanard and Mr. Hare each have an employment agreement with the Parent and the Company. Mr. Stanard's employment agreement is for an employment period ending on May 1, 1999, and Mr. Hare's is for an employment period ending on May 28, 1999. Pursuant to these agreements, each receives compensation consisting of salary and an incentive bonus of up to 50% of the executive's annual salary if certain operational and financial targets are met. Mr. Stanard's annual base salary is $350,000 and Mr. Hare's annual base salary is $300,000. Both employment agreements provide for the payment of an annual bonus equal to 50% of the annual base salary if certain operational and financial targets determined by the Company's board of directors (the "Targets") are attained, and that the executive will earn an annual bonus of less than 50% of his annual base salary if less than 100% but more than 90% of the Targets are attained. Notwithstanding this provision, Mr. Hare's employment agreement additionally states that his annual bonus will not be less than $100,000 for the fiscal year ending December 31, 1996, and will not be less than $50,000 for the fiscal year ending December 31, 1997.

     Under their respective employment agreements, Mr. Stanard holds the position of Chief Operating Officer of the Company and Mr. Hare holds the position of Chief Financial Officer of the Company. In addition, Mr. Stanard is currently serving as President of AMF Bowling Center, Inc., AMF Bowling, Inc. and certain other related entities. The employment agreements provide for payment of accrued compensation, continuation of certain benefits and payment of a portion of the executive's bonus (if the applicable targets are later met) following termination of employment by the Company. The agreements further provide for a severance payment equal to the executive's annual base salary if termination by the Company is not due to death or disability. The executive's employment will be deemed to have been terminated by the Company if all or substantially all of the stock or assets of the Company are sold or disposed of to an unaffiliated third party and the executive is not thereafter employed by the Parent or one of its continuing affiliates, however neither Parent nor the Company will have any obligations with respect to accrued salary, continuation of benefits, allocated portion of bonus and, if applicable, severance payments to either Mr. Stanard or Mr. Hare upon termination of his employment if he is hired by the purchaser of the Company's stock or assets, or if his employment is continued by the Company.

     Mr. Stanard purchased, pursuant to his employment agreement, 150,000 shares of Parent Common Stock (the "Purchased Stock") for the payment of $500,000 in cash plus a non-recourse promissory note for $1,000,000, payable to Parent and secured by the Purchased Stock which has been pledged pursuant to a stock pledge agreement between Mr. Stanard and Parent. Mr. Hare purchased 150,000 shares of Parent Common Stock for the payment of $333,167 in cash plus a non-recourse promissory note for $1,000,000 and a full recourse promissory note of $62,614, payable to Parent and secured by the Purchased Stock which has been pledged pursuant to a stock pledge agreement between Mr. Hare and the Parent. In addition, Mr. Stanard and Mr. Hare were granted options to purchase 130,000 and 105,000 shares of Parent Common Stock (together, the "Options"), respectively. Unless sooner exercised or forfeited as provided, the Options expire on May 1, 2006, and May 28, 2006, respectively. To the extent not inconsistent with the employment agreements, the Options are governed by Parent's 1996 Stock Incentive Plan (the "Stock Incentive Plan"), described below. Twenty percent of Mr. Stanard's Options vest on May 1, 1997 and on each May 1 thereafter through the year 2001; twenty percent of Mr. Hare's Options vest on May 28, 1997 and on each May 28 thereafter through the year 2001.

     The employment agreements further provide that, prior to the consummation of an initial public offering or offerings by Parent with gross proceeds in the aggregate of at least $100 million (an "IPO"), Parent may, upon termination of the executive's employment for any reason (including death), repurchase all of the shares of Purchased Stock and any shares of Parent Common Stock issued upon exercise of the Options (together, "Restricted Stock") held by him for fair market value as of a specified date. The executive or his legal representative may, prior to such an initial public offering or offerings, require Parent to repurchase all of his Restricted Stock at fair market value (in the case of death or disability) or otherwise at the original price paid for the shares, if the Company terminates his employment for any reason. Immediately prior to certain change in control transactions any then unvested Options will vest.

     If any successor to Parent or the Company acquires all or substantially all of the business and/or assets of Parent or the Company, Parent may purchase all of the Restricted Stock held by the executive for its fair market value, and any Options then held by him for the fair market value of the underlying Parent Common Stock less the exercise price of the Options.

     Prior to February 28, 1997, Mr. Morin was employed by Parent and a subsidiary of the Company pursuant to an employment agreement on terms substantially similar to those of Mr. Stanard's agreement as described above. Mr. Morin's annual base salary was $250,000. Pursuant to his employment agreement, Mr. Morin purchased 150,000 shares of Parent Common Stock ("Morin Purchased Stock") for the payment of $500,000 in cash plus a non-recourse promissory note for $1,000,000 (the "Morin Note") , payable to Parent and secured by the Morin Purchased Stock. In addition, Mr. Morin was awarded options to purchase 110,000 shares of Parent Common Stock.

     As of February 28, 1997, Mr. Morin's employment was terminated by the Company and he resigned all positions with the Company and its related entities. Pursuant to the terms of his employment agreement,

Mr. Morin received a cash payment of $270,000 representing severance pay equal to his annual base salary and an allocable bonus in the amount of $20,000. Mr. Morin is also entitled to receive an amount equal to the full balance of his 401(k) plan as of the close of business on February 28, 1997. In addition Parent repurchased the Morin Purchased Stock for the payment of $500,000 in cash plus the cancellation of the Morin Note, including interest thereon. Finally, the options granted to Mr. Morin were canceled.

AMF HOLDINGS INC. 1996 STOCK INCENTIVE PLAN

     In connection with the Acquisition, Parent adopted the AMF Holdings, Inc. 1996 Stock Incentive Plan (the "Stock Incentive Plan") under which Parent may grant incentive awards in the form of shares of Parent Common Stock ("Restricted Stock Awards"), options to purchase shares of Parent Common Stock ("Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain officers, employees, consultants and non-employee directors ("Participants") of Parent and its affiliates. The total number of shares of Parent Common Stock initially reserved and available for grant under the Stock Incentive Plan is 1,767,151. A committee of Parent's board of directors (the "Committee") is authorized to make grants and various other decisions under the Stock Incentive Plan and to make determinations as to a number of the terms of awards granted under the Stock Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Stock Incentive Plan must become a party to, and agree to be bound by, the Stockholders Agreement (as defined below).

     Stock Option awards under the Stock Incentive Plan may include incentive stock options, nonqualified stock options, or both types of Stock Options, in each case with or without Stock Appreciation Rights. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant's death or when the Participant's employment with Parent or the applicable affiliate of Parent is terminated for any reason, such Participant's previously unvested Stock Options are forfeited and the Participant or his legal representative may, within three months (if termination of employment is for any reason other than death) or one year (in the case of the Participant's death), exercise any previously vested Stock Options.

     Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option award, and are exercisable, subject to certain limitations, only in connection with the exercise of the related Stock Option. Upon the termination or exercise of the related Stock Option, Stock Appreciation Rights terminate and are no longer exercisable. Stock Appreciation Rights are transferable only with the related Stock Options.

     Unless otherwise provided in the related award agreement or, if applicable, the Stockholders Agreement, immediately prior to certain change of control transactions described in the Stock Incentive Plan, all outstanding Stock Options and Stock Appreciation Rights will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any Restricted Stock Awards will lapse.

     The Stock Incentive Plan will terminate 10 years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. Parent's board of directors and the Committee have authority to amend the Stock Incentive Plan and awards granted thereunder, subject to the terms of the Stock Incentive Plan.

     During fiscal 1996, Stock Options to purchase 1,226,500 shares of Parent Common Stock were granted under the Stock Incentive Plan. The exercise price for all such Stock Options is $10.00 per share.

     Pursuant to an Option Agreement dated May 1, 1996, Charles M. Diker, a director of Parent, Holdings and the Company, pursuant to the Stock Incentive Plan, was granted non-qualified Stock Options to purchase 100,000 shares of Parent Common Stock at an exercise price of $10.00 per share. One third of such options vested on May 1, 1996, one third vest on May 1, 1997 and the remaining options vest on May 1, 1998. Mr. Diker's Option Agreement provides that, prior to the consummation of an IPO, Parent may, upon termination of Mr. Diker's service as a director of Parent for any reason (including death), repurchase of all of the shares of Restricted Stock held by him for fair market value as of a specified date. Mr. Diker or his legal representative may, prior to an IPO, require the Parent to repurchase all of his Restricted Stock at fair market value (in the case of death or disability) or otherwise at the original price paid for the shares, if Parent terminates his service as a director of Parent for any reason. If any successor to Parent acquires all or substantially all of the business and/or assets of Parent, Parent may purchase all of the Stock Options then held by Mr. Diker for the fair market value of the underlying Parent Common Stock less the exercise prior of the Stock Options. Mr. Diker is a party to the Stockholders Agreement and any shares of Parent Common Stock held by Mr. Diker will be subject to the terms of the Stockholders Agreement in addition to the terms of his Option Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of March 5, 1997, regarding beneficial ownership of the common stock ("Parent Common Stock") of the Holdings' parent company, AMF Holdings Inc., by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Parent Common Stock, each director of the Company, each named Executive Officer of the Company and all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, each stockholder listed below has informed the Company that such stockholder has (i) sole voting and investment power with respect to such stockholder's shares of Parent Common Stock and (ii) record and beneficial ownership with respect to such stockholder's shares of Parent Common Stock.

                                                                       SHARES OF PARENT COMMON
                                                                                STOCK
                                                                          BENEFICIALLY OWNED
                                                                     ----------------------------
               NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER         PERCENTAGE
-------------------------------------------------------------------  -------------     ----------
The Goldman Sachs Group, L.P. (a)..................................  29,612,254.45        68.5%
  85 Broad Street
  New York, New York 10004
The Blackstone Group(b)............................................   5,527,356.62        13.0%
  375 Park Avenue
  New York, New York 10154
Kelso & Company(c).................................................   5,527,356.62        13.0%
  350 Park Avenue
  New York, New York 10022
Richard A. Friedman(d).............................................             --          --
Terence M. O'Toole(e)..............................................             --          --
Peter M. Sacerdote(f)..............................................             --          --
Charles M. Diker...................................................      204,849.9(g)        *
Paul B. Edgerley(h)................................................             --          --
Howard A. Lipson(i)................................................             --          --
Thomas R. Wall, IV(j)..............................................             --          --
Douglas J. Stanard.................................................        176,000(k)      0.4%
Stephen E. Hare....................................................        150,000         0.4%
Michael P. Bardaro.................................................             --          --
All directors and officers as a group (11 persons).................      530,849.9         1.3%

---------------
  *  Less than 1%.

 (a) Of the total number of shares beneficially owned by The Goldman Sachs Group, L.P. ("The Goldman Sachs Group"), 870,000 shares are owned by The Goldman Sachs Group, 18,528,225.83 are owned by GS Capital Partners II, L.P., 7,365,729.13 shares are owned by GS Capital Partners II Offshore, L.P., 683,418.18 shares are owned by Goldman, Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II Germany, C.L.P., 462,807.6 shares are owned by Stone Street Fund 1995, L.P., 711,728.27 shares are owned by Stone Street Fund 1996, L.P., 489,180.94 shares are owned by Bridge Street Fund 1995, L.P. and 501,164.5 shares are owned by Bridge Street Fund 1996, L.P. The 870,000 shares beneficially owned by The Goldman Sachs Group represent 870,000 warrants to purchase shares of Parent Common Stock, which were issued upon the closing of the Acquisition. GS Capital Partners II,

     L.P., GS Capital Partners II Offshore, L.P., GS Capital Partners II Germany, C.L.P., Stone Street Fund 1995, L.P., Stone Street Fund 1996, L.P., Bridge Street Fund 1995, L.P. and Bridge Street Fund 1996, L.P., are investment partnerships that are managed by Goldman Sachs, which has full dispositive power with respect to the holdings of such partnerships. Affiliates of The Goldman Sachs Group are the general or managing partners of such partnerships and have full voting power with respect to the holdings of such partnerships.

 (b) Of the total number of shares beneficially owned by The Blackstone Group, 3,972,542.12 shares are owned by Blackstone Capital Partners II Merchant Banking Fund L.P., 1,160,891.9 shares are owned by Blackstone Offshore Capital Partners II L.P. and 393,922.6 shares are owned by Blackstone Family Investment Partnership L.P.

 (c) Of the total number of shares beneficially owned by Kelso & Company, 5,195,715.22 shares are owned by Kelso Investment Associates V, L.P. and 331,641.4 are owned by Kelso Equity Partners V, L.P.

 (d) Mr. Friedman, who is a managing director of Goldman, Sachs & Co., disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates.

 (e) Mr. O'Toole, who is a managing director of Goldman, Sachs & Co., disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates.

 (f) Mr. Sacerdote, who is a limited partner of Goldman, Sachs & Co., disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates.

 (g) Includes 66,666 shares which may be acquired upon exercise of options within 60 days.

 (h) Mr. Edgerley, who is (i) a managing director of the general partner of the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. and (ii) a general partner of BCIP Associates and BCIP Trust Associates, L.P., disclaims beneficial ownership of the shares owned by those entities. Bain Capital Fund V, L.P. owns 385,479.613 shares, Bain Capital Fund V-B, L.P. owns 1,012,444.151 shares, BCIP Associates owns 181,943.223 shares and BCIP Trust Associates, L.P. owns 78,340 shares.

 (i) Mr. Lipson, who is a member of the limited liability company which acts as the general partner of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership L.P. (the "Blackstone Entities"), disclaims beneficial ownership of the shares owned by the Blackstone Entities.

 (j) Mr. Wall, who is (i) a general partner of Kelso Partners V, L.P., the general partner of Kelso Investment Associates V, L.P. and (ii) a general partner of Kelso Equity Partners V, L.P., disclaims beneficial ownership of the shares owned by Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P.

 (k) Includes 26,000 shares which may be acquired upon exercise of options within 60 days.

STOCKHOLDERS AGREEMENT

     On April 30, 1996, Parent, GSCP, Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership L.P. (collectively, "Blackstone"), Kelso Equity Partners V, L.P. and Kelso Investment Associates V, L.P. (collectively, "Kelso"), Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, "Bain" and, with Blackstone and Kelso, the "Governance Investors"), Citicorp North America, Inc. ("Citibank"), Charles M. Diker ("Diker" and, collectively with Blackstone, Kelso, Bain and Citibank, the "Investors"), Robert L. Morin ("Morin") and Douglas J. Stanard ("Stanard" and, with Morin, the "Management Investors," and, with the Investors, the "Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement"), which regulates the relationship among Parent and the Stockholders. Subsequently, Stephen E. Hare and other members of management who have received Stock Option awards under the Stock Incentive Plan have become parties to the Stockholders Agreement as additional Management Investors and Stockholders. The following discussion summarizes the terms of the Stockholders Agreement that the Company believes are material to holders of the Company's securities. This summary is qualified in its entirety by reference to the full text of the Stockholders Agreement, which is filed as an exhibit hereto, and is incorporated by reference herein.

     The Stockholders Agreement confers on GSCP the right to increase or decrease the board of directors (the "Board") from its initial size of nine members. GSCP has the right to nominate five directors, and to nominate a majority (not limited to a simple majority) of the members of the Board, so long as GSCP and its affiliates hold a majority of the outstanding shares of Parent Common Stock. Each Governance Investor has the right to nominate, subject to GSCP consent, one member of the Board, so long as the number of shares held by it and certain of its permitted transferees under the Stockholders Agreement is equal to at least one-half the sum of the number of shares initially purchased by it plus the number of additional shares that the Governance Investor may be required to purchase pursuant to the "overcall" provisions of the Stockholders Agreement described below (in each case subject to appropriate adjustment). If a Governance Investor is no longer entitled to nominate a director, the director is required to resign or be subject to removal by the Stockholders. Each of GSCP and the Governance Investors has the right to recommend removal, with or without cause, of any director nominated by it, in which case such director must resign immediately or be subject to removal by the Stockholders. In the event of death, removal or resignation of a director nominated by a Governance Investor, so long as the Governance Investor continues to have the right to nominate a director for such position, the Governance Investor has the right to nominate (subject to GSCP consent) a director to fill the vacancy created. A quorum may be constituted by a majority of the number of directors then in office, but not less than one-third of the whole Board, including at least one GSCP director.

     Pursuant to the "overcall" provisions of the Stockholders Agreement, each of GSCP and the Investors (other than Mr. Diker) has agreed to purchase additional shares of Parent Common Stock having an aggregate purchase price of up to 20% of the amount initially invested by such funding investor (i.e., collectively up to a total of $75,600,000) upon the request of the Board. In October 1996 in connection with the Charan acquisition, GSCP and the Investors purchased an additional $40.0 million in additional shares of Parent Common Stock. Any such additional investments are required to be made pro rata by the funding investors. The commitment to purchase additional shares terminates on May 1, 1998. Funds raised through such additional investments may only be used to finance acquisitions of businesses or assets, capital expenditures, investments in partnerships or joint ventures or other investments in the business of Parent and its subsidiaries, or any similar transactions or expenditures.

     The Stockholders Agreement provides for the continual existence of an Executive Committee, consisting of two directors designated by GSCP. The Executive Committee may exercise all the powers and authority of the Board (subject to any restrictions under Delaware law) except with respect to those actions requiring a Special Vote and, in the case of matters requiring a prior meeting of the Board, only after such meeting has occurred. A Special Vote is required for (i) the issuance of capital stock below fair market value, (ii) the grant or issuance of options or warrants exercisable or exchangeable for more than 2,877,151 shares, (iii) entering into transactions with affiliates of GSCP, and (iv) amendments to the Stockholders Agreement or Parent's Charter or By-Laws which amendments would adversely affect the rights and obligations of Blackstone and Kelso, provided that any amendment affecting a Stockholder differently from any other Stockholder requires such Stockholder's approval. Matters requiring a Special Vote must be approved by a majority of the GSCP directors who are partners or employees of Goldman Sachs and who are not employees of Parent and its subsidiaries, and at least one investor Director nominated by Blackstone or Kelso (if there is one serving at such time).

     Under the Stockholders Agreement, Goldman Sachs has the exclusive right to perform all consulting, financing, investment banking and similar services for Parent and its subsidiaries, for customary compensation and on terms customary for similar engagements with unaffiliated third parties. Neither Parent nor its subsidiaries are allowed to engage any person to perform such services during the term of the Stockholders Agreement, except to the extent Goldman Sachs shall consent thereto or shall decline, at its sole election, to perform such services.

     Certain provisions in the Stockholders Agreement relate to the possibility that the Parent Common Stock may be the subject of an underwritten initial public offering, pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate gross proceeds to Parent of at least $100 million (an "IPO"). The rights of the Stockholders under the Stockholders Agreement will terminate upon the consummation of an IPO, other than certain rights relating to transfer, registration rights and certain governance provisions. The remaining rights and obligations (other than registration rights) will terminate after an IPO, upon the first to occur of:
(i) GSCP, the Investors and their Permitted Transferees holding in the aggregate less than 50% of the sum of the number of shares of Parent Common Stock outstanding, on a fully diluted basis, immediately after giving effect to the transactions contemplated by the Subscription Agreement (which agreement was entered into on the same date and by the same parties as the Stockholders Agreement, except for the Management Investors) and the number of additional shares, if any, issued pursuant to the overcall provisions of the Stockholders Agreement, and (ii) GSCP, the Investors and their Permitted Transferees holding in the aggregate less than 40% of Parent's fully diluted shares then outstanding. Notwithstanding these provisions, in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of the Parent as a result of which the Stockholders and their Permitted Transferees own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders Agreement terminates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Goldman Sachs and its affiliates ("Goldman Sachs") have certain interests in the Company in addition to being the initial purchasers of the registered debt securities of the Company in connection with the Acquisition. Richard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman, Sachs & Co., and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of the Company. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of the Parent; thus Goldman Sachs will be deemed to be an "affiliate" of the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management". Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the notes. Goldman Sachs also served as financial advisor to the Sellers in connection with the Acquisition and received a fee in the form of 10-year warrants to purchase 2.2% of the Parent Common Stock, on a fully diluted basis. The warrants are valued for accounting purposes at approximately $8.7 million. The Company and Goldman Sachs are parties to an engagement letter pursuant to which Goldman Sachs is engaged as the Company's financial advisor to provide investment banking and financial advisory services, including in connection with any acquisitions, dispositions or financings. Pursuant to the engagement, the Company has agreed to reimburse Goldman Sachs for its out-of-pocket expenses and indemnify Goldman Sachs in connection with its services arising under the engagement.

     In connection with the Senior Debt, Goldman Sachs acted as Syndication Agent, Goldman Sachs and Citicorp Securities, Inc. acted as Arrangers, and Citibank, N.A. is acting as administrative agent. Goldman Sachs received a fee of approximately $9.5 million and was reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND SCHEDULES

     The Consolidated Balance Sheet of the Company as of December 31, 1996 and the related Consolidated Statements of Income and Cash Flows for the period ended December 31, 1996, the Combined Balance Sheets of the Predecessor Company as of April 30, 1996 and December 31, 1995 and the related Combined Statements of Operations and Cash Flows for the four months ended April 30, 1996, and the years ended December 31, 1995, and 1994, respectively, including the notes thereto, are presented in Item 8 of this report. The following additional financial data should be read in conjunction with these consolidated financial statements:

                                                                                PAGE
                                                                                ----
        AMF GROUP HOLDINGS INC.
        Report of Independent Public Accountants on Schedule I                  110
        Schedule I -- Condensed Financial Information of AMF Group Holdings
          Inc.                                                                  111

(b) REPORTS ON FORM 8-K

     A current report was filed October 24, 1996 describing the October 10, 1996 acquisition of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. On December 20, 1996, the Company filed a current report on Form 8-K/A to amend Item 7 of the current report filed on October 24, 1996, to include required financial statements and pro forma financial information.

(c) EXHIBITS

 2.1     Stock Purchase Agreement, by and among AMF Group Holdings Inc. and the Sellers, dated as of February 16, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 2.2     Agreement among AMF Group Holdings Inc. and the Sellers, dated as of April 11, 1996, amending certain items of the Stock Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.1     Certificate of Incorporation of the Company (incorporated herein by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.2     By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the
         Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.3     Certificate of Incorporation of AMF Group Holdings Inc. (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.4     By-Laws of AMF Group Holdings Inc. (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.5     Certificate of Incorporation of AMF Bowling Holdings Inc. (incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.6     By-Laws of AMF Bowling Holdings Inc. (incorporated herein by reference to Exhibit
         3.6 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.7     Certificate of Incorporation of AMF Bowling Centers Holdings Inc. (incorporated herein by reference to Exhibit 3.7 to the Company's Registration Statement on Form
         S-4 (File No. 333-4877)).
 3.8     By-Laws of AMF Bowling Centers Holdings Inc. (incorporated herein by reference to
         Exhibit 3.8 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.9     Charter Documents of AMF Bowling, Inc. (incorporated herein by reference to Exhibit
         3.9 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.10    Restated By-Laws of AMF Bowling, Inc. (incorporated herein by reference to Exhibit
         3.10 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).

 3.11    Certificate of Incorporation of AMF Worldwide Bowling Centers Holdings Inc.
         (incorporated herein by reference to Exhibit 3.11 to the Company's Registration
         Statement on Form S-4 (File No. 333-4877)).
 3.12    By-Laws of AMF Worldwide Bowling Centers Holdings Inc. (incorporated herein by reference to Exhibit 3.12 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.13    Charter Documents of AMF Bowling Centers, Inc. (incorporated herein by reference to
         Exhibit 3.13 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.14    Restated and Amended By-Laws of AMF Bowling Centers, Inc. (incorporated herein by reference to Exhibit 3.14 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.15    Articles of Incorporation of Bush River Corporation (incorporated herein by reference to Exhibit 3.15 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.16    Amended and Restated By-Laws of Bush River Corporation (incorporated herein by reference to Exhibit 3.16 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.17    Articles of Incorporation of AMF Beverage Company of Oregon, Inc. (incorporated herein by reference to Exhibit 3.17 to the Company's Registration Statement on Form
         S-4 (File No. 333-4877)).
 3.18    By-Laws of AMF Beverage Company of Oregon, Inc. (incorporated herein by reference to
         Exhibit 3.18 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.19    Charter Documents of King Louie Lenexa, Inc. (incorporated herein by reference to
         Exhibit 3.19 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.20    Amended and Restated By-Laws of King Louie Lenexa, Inc. (incorporated herein by reference to Exhibit 3.20 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.21    Articles of Incorporation of AMF Beverage Company of W. Va., Inc. (incorporated herein by reference to Exhibit 3.21 to the Company's Registration Statement on Form
         S-4 (File No. 333-4877)).
 3.22    By-Laws of AMF Beverage Company of W. Va., Inc. (incorporated herein by reference to
         Exhibit 3.22 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.23    Certificate of Incorporation of AMF Bowling Centers Switzerland Inc. (incorporated herein by reference to Exhibit 3.23 to the Company's Registration Statement on Form
         S-4 (File No. 333-4877)).
 3.24    By-Laws of AMF Bowling Centers Switzerland Inc. (incorporated herein by reference to
         Exhibit 3.24 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.25    Charter Documents of AMF Bowling Centers (Aust) International Inc. (incorporated herein by reference to Exhibit 3.25 to the Company's Registration Statement on Form
         S-4 (File No. 333-4877)).
 3.26    By-Laws of AMF Bowling Centers (Aust) International Inc. (incorporated herein by reference to Exhibit 3.26 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.27    Charter Documents of AMF Bowling Centers (Canada) International Inc. (incorporated herein by reference to Exhibit 3.27 to the Company's Registration Statement on Form
         S-4 (File No. 333-4877)).
 3.28    By-Laws of AMF Bowling Centers (Canada) International Inc. (incorporated herein by reference to Exhibit 3.28 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.29    Charter Documents of AMF Bowling Centers (Honk Kong) International Inc.
         (incorporated herein by reference to Exhibit 3.29 to the Company's Registration
         Statement on Form S-4 (File No. 333-4877)).
 3.30    By-Laws of AMF Bowling Centers (Hong Kong) International Inc. (incorporated herein by reference to Exhibit 3.30 to the Company's Registration Statement on Form S-4
         (File No. 333-4877)).
 3.31    Charter Documents of AMF Bowling Centers International Inc. (incorporated herein by reference to Exhibit 3.31 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.32    By-Laws of AMF Bowling Centers International Inc. (incorporated herein by reference to Exhibit 3.32 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.33    Charter Documents of AMF BCO-UK One, Inc. (incorporated herein by reference to
         Exhibit 3.33 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.34    By-Laws of AMF BCO-UK One, Inc. (incorporated herein by reference to Exhibit 3.34 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).

 3.35    Charter Documents of AMF BCO-UK Two, Inc. (incorporated herein by reference to
         Exhibit 3.35 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.36    By-Laws of AMF BCO-UK Two, Inc. (incorporated herein by reference to Exhibit 3.36 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.37    Charter Documents of AMF BCO-France One, Inc. (incorporated herein by reference to
         Exhibit 3.37 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.38    By-Laws of AMF BCO-France One, Inc. (incorporated herein by reference to Exhibit
         3.38 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.39    Charter Documents of AMF BCO-France Two, Inc. (incorporated herein by reference to
         Exhibit 3.39 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.40    By-Laws of AMF BCO-France Two, Inc. (incorporated herein by reference to Exhibit
         3.40 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.41    Certificate of Incorporation of AMF Bowling Centers Spain Inc. (incorporated herein by reference to Exhibit 3.41 to the Company's Registration Statement on Form S-4
         (File No. 333-4877)).
 3.42    By-Laws of AMF Bowling Centers Spain Inc. (incorporated herein by reference to
         Exhibit 3.42 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.43    Charter Documents of AMF Bowling Mexico Holding, Inc. (incorporated herein by reference to Exhibit 3.43 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.44    By-Laws of AMF Bowling Mexico Holding, Inc. (incorporated herein by reference to
         Exhibit 3.44 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.45    Charter Documents of Boliches AMF, Inc. (incorporated herein by reference to Exhibit
         3.45 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.46    By-Laws of Boliches AMF (formerly AMF Bowling Eight, Inc.) (incorporated herein by reference to Exhibit 3.46 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.47    Charter Documents of AMF BCO-China, Inc. (incorporated herein by reference to
         Exhibit 3.47 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 3.48    By-Laws of AMF BCO-China, Inc. (incorporated herein by reference to Exhibit 3.48 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
 3.49    Articles of Incorporation of AMF Bowling Centers China, Inc. (incorporated herein by reference to Exhibit 3.49 to the Company's Registration Statement on Form S-4 (File
         No. 333-4877)).
 3.50    By-laws of AMF Bowling Centers China, Inc. (incorporated herein by reference to
         Exhibit 3.50 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 4.1     Indenture, dated as of March 21, 1996, as supplemented, by and among the Company, the Guarantors and IBJ Schroder Bank & Trust Company with respect to the Senior
         Subordinated Notes (incorporated herein by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-4 (File No. 333-4877)).
 4.2     Indenture, dated as of March 21, 1996, as supplemented, by and among the Company, the Guarantors and American Bank National Association with respect to the Senior
         Subordinated Discount Notes (incorporated herein by reference to Exhibit 4.2 to the
         Company's Registration Statement on Form S-4 (File No. 333-4877)).
 4.3     Form of Exchange Senior Subordinated Note(incorporated herein by reference to
         Exhibit 4.3 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
 4.4     Form of Exchange Senior Subordinated Discount Note (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (File No.
         333-4877)).
10.1     Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the Guarantors and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit
         10.1 to the Company's Registration Statement on Form S-4 (File No. 333-4877)).
10.2     Credit Agreement dated as of May 1, 1996 among AMF Group Inc. and the Initial
         Lenders and Initial Issuing Banks and Goldman, Sachs & Co. and Citicorp Securities,
         Inc. as Arrangers and Goldman, Sachs & Co. as Syndication Agent and CitiBank, N.A.
         as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the
         Company's Registration Statement on Form S-4 (File No. 333-4877)).
10.3     AMF Holdings Inc. 1996 Stock Incentive Plan (contained in Exhibit 10.4)
         (incorporated herein by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-4 (File No. 333-4877)).

10.4     Stockholders Agreement, dated as of April 30, 1996, by and among Parent and the
         Stockholders (incorporated herein by reference to Exhibit 10.4 to the Company's
         Registration Statement on Form S-4 (File No. 333-4877)).
10.6     Warrant Agreement, dated as of May 1, 1996, between Parent and The Goldman Sachs
         Group, L.P. (incorporated herein by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-4 (File No. 333-4877)).
10.7     Employment Agreement, dated as of May 1, 1996, by and among Parent, AMF Bowling,
         Inc. and Robert L. Morin (incorporated herein by reference to Exhibit 10.7 to the
         Company's Registration Statement on Form S-4 (File No. 333-4877)).
10.8     Employment Agreement, dated as of May 1, 1996, by and among Parent, the Company and
         Douglas Stanard (incorporated herein by reference to Exhibit 10.8 to the Company's
         Registration Statement on Form S-4 (File No. 333-4877)).
10.9     Stock Option Agreement, dated as of May 1, 1996, between Parent and Charles M. Diker
         (incorporated herein by reference to Exhibit 10.9 to the Company's Registration
         Statement on Form S-4 (File No. 333-4877)).
10.10    Employment Agreement, dated as of May 28, 1996, by and among Parent, the Company and
         Stephen E. Hare (incorporated herein by reference to Exhibit 10.10 to the Company's
         Registration Statement on Form S-4 (File No. 333-4877)).
10.11    Asset Purchase Agreement, dated as of October 10, 1996, by and between AMF Bowling
         Centers, Inc. and Charan Industries, Inc. (incorporated herein by reference to
         Exhibit 1 to the Company's Current Report on Form 8-K dated October 24, 1996).
10.12    Termination Agreement, dated as of February 28, 1997, by and among Parent, AMF bowling, Inc. and Robert L. Morin (filed herewith).
10.13    Amended and Restated Credit Agreement dated as of December 20, 1996 among AMF Group
         Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co. as
         Syndication Agent and Citibank, N.A. as Administrative Agent (filed herewith).
10.14    Stock Subscription Agreement, dated as of October 9, 1996, by and among Parent and the Stockholders (filed herewith).
10.15    Agreement and Plan of Merger, dated as of January 17, 1997, by and between American
         Recreation Centers, Inc., AMF Bowling Centers, Inc. and Noah Acquisition Corp.
         (incorporated herein by reference to Exhibit 1 to the Company's Current Report on
         Form 8-K dated January 17, 1997).
21.1     Subsidiaries of the Company (filed herewith).
27.1     Financial Data schedule for the period ended December 31, 1996 (filed herewith) (SEC
         Filing only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized, as of the      day of March, 1997.

                                          AMF Group Inc.

                                          /s/       RICHARD A. FRIEDMAN
                                          --------------------------------------
                                                   Richard A. Friedman
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated, as of the      day of March, 1997.

                SIGNATURES                                        TITLE
------------------------------------------  -------------------------------------------------

         /s/ RICHARD A. FRIEDMAN            Chairman of the Board
------------------------------------------
           Richard A. Friedman

          /s/ TERENCE M. O'TOOLE            Director
------------------------------------------
            Terence M. O'Toole

          /s/ PETER M. SACERDOTE            Director
------------------------------------------
            Peter M. Sacerdote

           /s/ CHARLES M. DIKER             Director
------------------------------------------
             Charles M. Diker

            /s/ PAUL EDGERLEY               Director
------------------------------------------
              Paul Edgerley

           /s/ HOWARD A. LIPSON             Director
------------------------------------------
             Howard A. Lipson

          /s/ THOMAS R. WALL, IV            Director
------------------------------------------
            Thomas R. Wall, IV

          /s/ DOUGLAS J. STANARD            Director/President/Chief Operating Officer
------------------------------------------
            Douglas J. Stanard

           /s/ STEPHEN E. HARE              Director/Executive Vice President/Chief Financial
------------------------------------------    Officer/Treasurer
             Stephen E. Hare

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I

To the Board of Directors of
AMF Group Holdings Inc.:

We have audited in accordance with generally accepted auditing standards the financial statements included in the Form 10-K Annual Report of AMF Group Holdings Inc. and subsidiaries for the period from inception (January 12, 1996) through December 31, 1996, and have issued our report thereon dated February 28, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the Index to Financial Statements and Schedules filed as part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Richmond, Virginia
February 28, 1997

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                           ASSETS
Total current assets..............................................................   $     50
Investment in subsidiaries........................................................    408,834
Other noncurrent assets...........................................................        167
                                                                                     --------
     Total assets.................................................................   $409,051
                                                                                     ========

                            LIABILITIES AND STOCKHOLDER'S EQUITY
Total current liabilities.........................................................   $    117
Other noncurrent liabilities......................................................        200
                                                                                     --------
     Total liabilities............................................................        317
Stockholder's equity..............................................................    408,734
                                                                                     --------
     Total liabilities and stockholder's equity...................................   $409,051
                                                                                     ========

       The accompanying notes are an integral part of this balance sheet.

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

                            STATEMENT OF OPERATIONS
                FOR THE PERIOD ENDED DECEMBER 31, 1996 (NOTE 3)
                                 (IN THOUSANDS)

Operating revenues................................................................   $     --
                                                                                     --------
Operating expenses:
     Amortization.................................................................        (33)
                                                                                     --------
          Operating loss..........................................................        (33)
Nonoperating expenses:
     Other expenses...............................................................        (67)
                                                                                     --------
          Loss before equity in loss of subsidiaries..............................       (100)

          Equity in loss of subsidiaries..........................................    (19,465)
                                                                                     --------
          Net loss................................................................   $(19,565)
                                                                                     ========

    The accompanying notes are an integral part of this financial statement.

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

                            STATEMENT OF OPERATIONS
                FOR THE PERIOD ENDED DECEMBER 31, 1996 (NOTE 3)
                                 (IN THOUSANDS)

Cash flows from operating activities:
     Net loss.....................................................................   $(19,565)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Equity in loss of subsidiary............................................     19,465
          Depreciation and amortization...........................................         33
          Changes in assets and liabilities:
               Current assets.....................................................        (50)
               Other noncurrent assets............................................       (200)
               Current liabilities................................................        117
               Other noncurrent liabilities.......................................        200
                                                                                     --------
          Net cash provided by operating activities...............................         --
Net cash used in investing activities:
          Investment in subsidiaries..............................................   (420,750)
Net cash provided by financing activities:
     Capital contributions........................................................    420,750
                                                                                     --------
          Net change in cash......................................................         --
          Cash and cash equivalents at beginning of period........................         --
                                                                                     --------
          Cash and cash equivalents at end of period..............................   $     --
                                                                                     ========

    The accompanying notes are an integral part of this financial statement.

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

             NOTES TO AMF GROUP HOLDINGS INC. FINANCIAL STATEMENTS

1. The Notes to AMF Group Holdings Inc. ("Holdings") financial statements should be read in conjunction with the Notes to Consolidated Financial Statements of Holdings and its wholly owned subsidiaries included in Part II, Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Group Inc. (the "Company") is a wholly owned subsidiary of Holdings.

2. The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first and second-tier subsidiaries of the Company, as discussed in "Note 18. Consolidating Financial Statements" in the Notes.

3. The results of operations for the period ended December 31, 1996, reflect the results of Holdings since its inception date of January 12, 1996. All dollar amounts are in thousands, except where otherwise indicated.

4. Restricted assets of AMF Group Holdings Inc.:

     The Bank Credit Agreement and Holdings' guarantee contain certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The Bank Credit Agreement also contains certain provisions which limit the amount of funds available for transfer from the Company to Holdings, and from Holdings to the Parent. Limits exist on, among other things, the declaration or payment of dividends, distribution of assets, and issuance or sale of capital stock.

     So long as the Company is not in default of the covenants contained in the Bank Credit Agreement, it may, i) declare and pay dividends in common stock; ii) declare and pay cash dividends to Holdings to the extent necessary to make payments of approximately $0.15 million due in May 1997 under certain noncompete agreements with the Sellers; iii) declare and pay cash dividends to the Parent for general administrative expenses of the Parent not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million to the Parent for the repurchase of Parent Common Stock.

5. Total assets and liabilities:

     At December 31, 1996, assets include Holdings' investment in subsidiaries and other assets related to the noncompete agreements. Other assets are amortized on a straight-line basis over the terms of the agreements. At December 31, 1996, liabilities represent amounts owed under the noncompete and consulting agreements.

                            AMF GROUP HOLDINGS INC.

EXHIBITS
------
 10.12    Termination Agreement, dated as of February 28, 1997, by and among Parent, AMF bowling, Inc. and Robert L. Morin.
 10.13    Amended and Restated Credit Agreement dated as of December 20, 1996 among AMF Group
          Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co. as
          Syndication Agent and Citibank, N.A. as Administrative Agent.
 10.14    Stock Subscription Agreement, dated as of October 9, 1996, by and among Parent and the Stockholders.
  21.1    Subsidiaries of the Company.
  27.1    Financial Data schedule for the period ended December 31, 1996 (SEC Filing only).