Form 10-Q
period 1997-03-31
AMF GROUP INC
filed 1997-05-15
CIK 1015535

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------

                                 FORM 10 - Q

(MARK ONE)
   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------          SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------          THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM          TO
                                                        --------    --------
                      COMMISSION FILE NUMBER  001-12131

                            ---------------------

                                 AMF GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                                            13-3873272
(STATE OR OTHER JURISDICTION OF                                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                               IDENTIFICATION NO.)

                                 8100 AMF DRIVE
                           RICHMOND, VIRGINIA  23111
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                --------------
                                (804) 730-4000
             (Registrant's telephone number, including area code)
                                --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    .     No      .
                                                --------        ------


At May 1, 1997, 100 shares of common stock, par value of $.01, of the Registrant were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               MARCH 31,      DECEMBER 31,
                                                                 1997            1996
                                                              ----------      -----------
                                                               (UNAUDITED)
   ASSETS
   ------
Current assets:
   Cash and cash equivalents                                 $    53,066    $    43,568
   Accounts and notes receivable, net of allowance for
      doubtful accounts of $4,354 and $4,492, respectively        46,693         42,625
   Inventories                                                    51,367         41,001
   Deferred taxes and other                                       15,000         11,178
                                                             -----------    -----------
      Total current assets                                       166,126        138,372
Property and equipment, net                                      647,342        630,796
Deferred financing costs, net                                     39,011         40,595
Goodwill, net                                                    766,246        771,146
Other assets                                                      22,563         12,964
                                                             ===========    ===========
   Total assets                                              $ 1,641,288    $ 1,593,873
                                                             ===========    ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------
Current liabilities:
   Accounts payable                                          $    34,311    $    31,563
   Accrued expenses                                               63,248         54,357
   Income taxes payable                                            1,186          2,220
   Long-term debt, current portion                                44,250         42,376
                                                             -----------    -----------
      Total current liabilities                                  142,995        130,516
Long-term debt                                                 1,084,306      1,048,877
Other long-term liabilities                                        2,753          1,851
Deferred income taxes                                              6,877          3,895
                                                             -----------    -----------
   Total liabilities                                           1,236,931      1,185,139
                                                             -----------    -----------
Commitments and contingencies
   Stockholder's equity:
   Common stock (par value $.01, 100 shares
      issued and outstanding)                                       --             --
   Paid-in capital                                               429,450        429,450
   Retained deficit                                              (19,972)       (19,565)
   Equity adjustment from foreign
      currency translation                                        (5,121)        (1,151)
                                                             -----------    -----------
   Total stockholder's equity                                    404,357        408,734
                                                             -----------    -----------

   Total liabilities and stockholder's equity                $ 1,641,288    $ 1,593,873
                                                             ===========    ===========




  The accompanying notes are an integral part of these consolidated balance sheets.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                         AMF GROUP HOLDINGS INC.        PREDECESSOR
                                                       THREE MONTHS ENDED MARCH 31,       COMPANY
                                                       ----------------------------     THREE MONTHS
                                                            1997       1996 *          ENDED 03/31/96
                                                            ----       ------          --------------

Operating revenues                                      $ 157,589    $    --            $ 123,343
                                                        ---------    ---------          ---------

Operating expenses:
  Cost of goods sold                                       38,050         --               30,700
  Bowling center operating expenses                        55,342         --               42,216
  Selling, general, and administrative expenses            14,000         --               11,568
  Depreciation and amortization                            20,500         --               10,969
                                                        ---------    ---------          ---------
   Total operating expenses                               127,892         --               95,453
                                                        ---------    ---------          ---------

   Operating income                                        29,697         --               27,890

Nonoperating expenses:
  Interest expense                                         27,672        1,600              3,802
  Other expenses, net                                       1,461         --                  186
  Interest income                                            (649)      (1,000)              (394)
                                                        ---------    ---------          ---------
   Total nonoperating expenses                             28,484          600              3,594
                                                        ---------    ---------          ---------

   Income (loss) before income taxes                        1,213         (600)            24,296
   Provision for income taxes                               1,120         --                2,720
                                                        =========    =========          =========
   Net income (loss)                                    $      93    $    (600)         $  21,576
                                                        =========    =========          =========




 * For the period from the inception date of January 12, 1996 through March 31, 1996.

 The accompanying notes are an integral part of these consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 AMF GROUP HOLDINGS INC.          PREDECESSOR
                                                                               THREE MONTHS ENDED MARCH 31,        COMPANY
                                                                           --------------------------------      THREE MONTHS
                                                                            1997               1996 *           ENDED 03/31/96
                                                                            ----               ------           --------------
Cash flows from operating activities:
  Net income (loss)                                                     $      93           $   (600)           $  21,576
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                         20,500                --                10,969
     Deferred income taxes                                                   (410)               --                   --
     Amortization of bond discount                                          8,301                800                  --
     Loss on the sale of property and equipment, net                          106                --                   --
     Changes in assets and liabilities:
        Accounts and notes receivable, net                                 (4,128)               --                 7,606
        Receivables and payables - affiliates                                --                  --                (7,861)
        Inventories                                                       (10,265)               --                (4,404)
        Other assets                                                       (4,190)            (9,600)              (1,232)
        Accounts payable and accrued expenses                              12,094                800                 (915)
        Income taxes payable                                               (1,029)               --                (1,470)
        Other long-term liabilities                                         2,495                --                   --
                                                                        ---------           --------            ---------
    Net cash provided by (used in) operating activities                    23,567             (8,600)              24,269
                                                                        ---------           --------            ---------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                   (33,641)               --                   --
  Purchases of property and equipment                                      (6,907)               --                (4,408)
  Proceeds from the sale of property and equipment                            215                --                   811
                                                                        ---------           --------            ---------
    Net cash used in investing activities                                 (40,333)               --                (3,597)
                                                                        ---------           --------            ---------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs            29,002            499,900                7,638
  Proceeds from deposit from seller                                          --               15,000                  --
  Payments on notes payable - stockholders, net                              --                  --               (15,921)
  Capital contribution                                                       --              100,000                  --
  Dividend to Parent                                                         (500)               --                   --
  Distributions to stockholders                                              --                  --                (9,137)
  Noncompete obligations                                                     (166)               --                   --
                                                                        ---------           --------            ---------
    Net cash provided by (used in) financing activities                    28,336            614,900              (17,420)
                                                                        ---------           --------            ---------
    Effect of exchange rates on cash                                       (2,072)               --                  (215)
                                                                        ---------           --------            ---------
    Net increase in cash                                                    9,498            606,300                3,037
    Cash and cash equivalents at beginning of period                       43,568                --                 9,732
                                                                        ---------           --------            ---------
    Cash and cash equivalents at end of period                          $  53,066           $606,300            $  12,769
                                                                        =========           ========            =========



 * For the period from the inception date of January 12, 1996 through March 31, 1996.

 The accompanying notes are an integral part of these consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the April 30, 1996, and December 31, 1995 audited combined financial statements of AMF Bowling Group (the "Predecessor Company") and the December 31, 1996 audited consolidated financial statements of the Company presented in the Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission on March 28, 1997. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year.

AMF Group Inc. (the "Company") is principally engaged in two business segments:
(i) the ownership and operation of bowling centers, consisting of 271 U.S. bowling centers and 84 international bowling centers ("Bowling Centers") as of March 31, 1997, and (ii) the manufacture and distribution of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare and replacement parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

The Company is a wholly owned subsidiary of AMF Group Holdings Inc. ("Holdings"). Holdings is a wholly owned subsidiary of AMF Holdings Inc. (the "Parent"). Holdings and the Company are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs") to effect the acquisition (described below). Holdings and the Parent are holding companies only. The primary assets in each are comprised of investments in direct and/or indirect subsidiaries.

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

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated results of operations of Holdings have been presented for the three months ended March 31, 1997, and for the period from the inception date of January 12, 1996 through March 31, 1996. Additionally, the combined results of operations of the Predecessor Company for the three months ended March 31, 1996, have been presented. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Goodwill

As a result of the Acquisition and in accordance with the purchase method of accounting for the Acquisition, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $4,900 for the three months ended March 31, 1997. Accumulated amortization at March 31, 1997 was $17,970.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3. PRO FORMA RESULTS OF OPERATIONS

A pro forma statement of income for Holdings is presented below for the three months ended March 31, 1996, as if the Acquisition of the Predecessor Company had occurred on January 1, 1996, and is based on the Predecessor Company's statement of income for the three months ended March 31, 1996, Holdings' statement of income for the period from the inception date of January 12, 1996 through March 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

PRO FORMA RESULTS OF OPERATIONS (IN MILLIONS)
(UNAUDITED)

                                                                                                                 PRO FORMA
                                                                              PREDECESSOR                        AMF GROUP
                                                          AMF GROUP            COMPANY                          HOLDINGS INC.
                                                        HOLDINGS INC.        THREE MONTHS                       THREE MONTHS
                                                         PERIOD ENDED           ENDED         PRO FORMA            ENDED
                                                      MARCH 31, 1996 (a)    MARCH 31, 1996   ADJUSTMENTS       MARCH 31, 1996
                                                      ------------------    --------------   -----------       --------------

         Operating revenues:                          $            -          $     123.3    $     (0.6) (b)       $ 122.7
                                                     ----------------      --------------   -----------           ---------

         Operating expenses:
           Cost of goods sold                                       -                30.7          (0.1) (b)          30.6
           Bowling center operating expenses                        -                42.2          (0.5) (b)          41.7
           Selling, general, and administrative expenses            -                11.5             -               11.5
           Depreciation and amortization                            -                11.0           2.3  (c)          13.3
                                                     ----------------      --------------   -----------           ---------
             Total operating expenses                               -                95.4           1.7               97.1
                                                     ----------------      --------------   -----------           ---------

             Operating income (loss)                                -                27.9          (2.3)              25.6

         Nonoperating expenses:
           Interest expense                                       1.6                 3.8          21.2  (d)          26.6
           Other expenses, net                                      -                 0.2             -                0.2
           Interest income                                       (1.0)               (0.4)            -               (1.4)
                                                     ----------------       -------------   ------------          ---------
         Income (loss) before income taxes                       (0.6)               24.3         (23.5)               0.2
         Provision (benefit) for income taxes                       -                 2.7          (2.6) (e)           0.1
                                                     ================       =============   ============          =========
             Net income (loss)                        $         (0.6)         $      21.6    $    (20.9)           $   0.1
                                                     ================       =============   ============          =========



---------

(a) Represents the results of Holdings for the period from the inception date of January 12, 1996 through March 31, 1996.

(b) To reflect the impact of Holdings not acquiring the operations of one bowling center in Switzerland and one bowling center in Spain.

(c) To reflect the increase in depreciation and amortization expense from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.

(d) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.

(e) To give effect to the change in status of the U.S. and international subsidiaries of Holdings from S corporations to taxable corporation under the Internal Revenue Code upon consummation of the Acquisition.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.   INVENTORIES

Inventories at March 31, 1997, and December 31, 1996, consist of the following:

                                                            MARCH 31,         DECEMBER 31,
                                                               1997               1996
                                                         -----------------  ------------------

             Bowling Products, at FIFO:
                  Raw materials                             $      13,019      $       11,683
                  Work in progress                                  1,607               2,335
                  Finished goods and spare parts                   32,346              23,195
             Bowling Centers, at average cost:
                  Merchandise inventory                             4,395               3,788
                                                         -----------------  ------------------
                                                            $      51,367      $       41,001
                                                         =================  ==================




NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1997, and December 31, 1996, consists of the following:


                                                                      MARCH 31,                DECEMBER 31,
                                                                        1997                      1996
                                                               ---------------------      ----------------
Land                                                            $            92,416        $        90,512
Buildings and improvements                                                  276,903                265,461
Equipment, furniture, and fixtures                                          318,639                304,067
Other                                                                         4,994                  2,631
                                                               ---------------------      ----------------
                                                                            692,952                662,671
Less: accumulated depreciation and amortization                             (45,610)               (31,875)
                                                               ---------------------      ----------------
                                                                $           647,342        $       630,796
                                                               =====================      ================





Depreciation and amortization expense related to property and equipment was $13,735 and $10,969 for the three months ended March 31, 1997 and 1996, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6. LONG-TERM DEBT

Long-term debt at March 31, 1997 and December 31, 1996 consists of the following:

                                                MARCH 31,        DECEMBER 31,
                                                  1997              1996
                                                  ----              ----

Bank debt                                     $  593,625      $     564,625
Exchange senior subordinated notes               250,000            250,000
Exchange senior subordinated discount notes      282,964            274,663
Mortgage and equipment notes                       1,967              1,965
                                              -----------    --------------
   Total debt                                  1,128,556          1,091,253

Current maturities                               (44,250)           (42,376)
                                              ===========    ==============
   Total long-term debt                       $1,084,306      $   1,048,877
                                              ===========    ==============






Deferred Financing Costs

Costs incurred to obtain bank financing and issue bond financing for the Acquisition are amortized over the lives of the various types of debt. Bank financing costs are amortized over eight years and bond financing costs are amortized over ten years using the effective interest rate method. An interest rate cap agreement included in deferred financing costs is amortized over the term of the agreement beginning November 1, 1996, and ending October 31, 1998. Amortization expense for financing costs was $1,129 for the three months ended March 31, 1997. Interest expense for the interest rate cap agreement was $455 for the three months ended March 31, 1997.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

Litigation and Claims

The Company is involved in certain lawsuits arising out of normal business operations. The majority of these relate to accidents at bowling centers. Management believes that the ultimate resolution of such matters will not have a material adverse effect on Holdings' results of operations or financial position. While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8.  EMPLOYEE BENEFIT PLANS

The total number of shares of Parent Common Stock currently reserved and available for grant under the AMF Holdings Inc. 1996 Stock Incentive Plan is 1,767,151. The number of Stock Options outstanding to senior management, other employees, and directors at March 31, 1997, after giving effect to forfeited Stock Options, total 1,169,000 at an exercise price of $10.00 per share.

On February 28, 1997, one executive, Robert L. Morin, resigned from all positions with the Company and its related entities. As part of Mr. Morin's severance arrangements, Parent repurchased all of the shares of Parent Common Stock owned by Mr. Morin and all options held by Mr. Morin were canceled. The Company paid a dividend of $500 to the Parent for the repurchase of Mr. Morin's shares.



NOTE 9.   ACQUISITIONS

Between January 1, 1997 and March 31, 1997, the Company acquired nine bowling centers in the United States and six bowling centers in the United Kingdom, all of which were previously owned by several unrelated single-center and small-chain operators. The total purchase price was approximately $31.1 million, including certain adjustments and transaction costs, and was funded with $19.0 million from available borrowing under the Company's Acquisition Facility and the remainder from internally generated cash.

On April 24, 1997, the Company completed the acquisition of American Recreation Centers, Inc. ("ARC"), which operates 43 bowling centers in six states. The aggregate price of the ARC acquisition was approximately $70 million, including repayment of certain debt and the purchase of related joint venture interests, and is being funded from available borrowing under the Acquisition Facility.
In addition, between April 1, 1997, and April 30, 1997, the Company acquired three bowling centers in the United States from two unrelated sellers. The aggregate purchase price was approximately $4.8 million, and was funded with $4.0 million from available borrowing under the Acquisition Facility and the remainder from internally generated cash.

As a result of the acquisitions, and after giving effect to the closing of one center, the Company owned and operated 317 U.S. bowling centers and 84 international bowling centers as of April 30, 1997.

In April 1997, the Company entered into a $40 million joint venture arrangement with Hong Leong Corporation Limited, a Singapore based conglomerate. Pursuant to the arrangement, the joint venture, owned 50% by the Company and 50% by Hong Leong, is expected to build and operate up to 20 bowling centers, during the next three years. These bowling centers, the first of which is expected to open during 1997 in Tianjin, China, will be located in the Philippines, Malaysia, Vietnam, Indonesia, Thailand and China.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10.  BUSINESS SEGMENTS

The Company operates in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these businesses for the three months ended March 31, 1997 and 1996, is presented below (in millions):



                                                                               AMF GROUP HOLDINGS INC.
                                       ---------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED MARCH 31, 1997

                                             BOWLING CENTERS               BOWLING PRODUCTS
                                       ---------------------------    --------------------------
                                                   INTER-     SUB-               INTER-     SUB-               ELIM-
                                        U.S.      NATIONAL   TOTAL    U.S.      NATIONAL   TOTAL   CORPORATE  INATIONS       TOTAL
                                        ---       --------   -----    ----      --------   -----   ---------  --------       -----
Revenue from unaffiliated customers    $  82.6   $  25.9     $108.5  $  23.5   $ 25.6      $ 49.1  $    -     $    -    $   157.6
Intersegment sales                         -         -          -        2.0      0.9         2.9       -          -          2.9
Operating income                          23.0       2.8       25.8      6.7      0.5         7.2    (3.6)       0.3         29.7
Identifiable assets                      630.8     308.4      939.2    620.3     50.0       670.3    32.2       (0.4)     1,641.3
Depreciation and amortization             11.6       4.5       16.1      4.5      0.3         4.8       -       (0.4)        20.5
Capital expenditures                       4.0       1.5        5.5      0.9      0.2         1.1     0.4       (0.1)         6.9
Research and development expense           -         -          -        0.2      -           0.2       -        -            0.2

                                                                               PREDECESSOR COMPANY
                                       ---------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED MARCH 31, 1996

                                            BOWLING CENTERS                 BOWLING PRODUCTS
                                       -------------------------      ----------------------------
                                                 INTER-     SUB-                  INTER-      SUB-                 ELIM-
                                        U.S.    NATIONAL   TOTAL      U.S.       NATIONAL    TOTAL    CORPORATE   INATIONS  TOTAL
                                        ---     --------   -----      ----       --------    -----    ---------   --------  -----
Revenue from unaffiliated customers    $ 58.1   $ 25.0     $ 83.1    $ 18.3      $   21.9   $40.2    $    -      $     -    $123.3
Intersegment sales                        -        -          -         2.1           0.7     2.8         -            -       2.8
Operating income                         15.3      5.7       21.0       6.8           0.4     7.2         -         (0.3)     27.9
Depreciation and amortization             8.5      1.9       10.4       0.8           0.1     0.9         -         (0.3)     11.0
Capital expenditures                      3.5      1.2        4.7       0.3           -       0.3         -         (0.6)      4.4
Research and development expense          -        -          -         0.4           -       0.4         -            -       0.4






NOTE 11.  CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial information presents:


 - Consolidating balance sheet as of March 31, 1997, and consolidating statements of income and cash flows for the three months ended March 31, 1997.

 -    Elimination entries necessary to combine the entities comprising
      Holdings.

The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first and second-tier subsidiaries of the Company. Third-tier subsidiaries of the Company have not provided guarantees.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NON-
                                                         GUARANTOR             GUARANTOR
                                                         COMPANIES             COMPANIES       ELIMINATIONS        CONSOLIDATED
   ASSETS                                                ---------             ---------       ------------        ------------
   ------
Current assets:
   Cash and cash equivalents                           $    50,906           $     2,160     $         --            $     53,066
   Accounts and notes receivable, net
      of allowance for doubtful accounts                    44,962                 1,731               --                  46,693
   Accounts receivable - intercompany                        3,077                 3,045            (6,122)                   --
   Inventories                                              49,629                 1,738               --                  51,367
   Deferred taxes and other                                 13,563                 1,437               --                  15,000
                                                      ------------           -----------     -------------           ------------
     Total current assets                                  162,137                10,111            (6,122)               166,126
Notes receivable - intercompany                             15,157                 9,163           (24,320)                   --
Property and equipment, net                                602,511                43,786             1,045                647,342
Investment in subsidiaries                                  57,328                   --            (57,328)                   --
Goodwill and other assets                                  826,916                   904               --                 827,820
                                                      ------------           -----------    --------------           ------------
   Total assets                                       $  1,664,049           $    63,964    $      (86,725)          $  1,641,288
                                                      ============           ===========    ==============           ============

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------
Current liabilities:
   Accounts payable                                   $     31,949           $     2,362    $          --            $     34,311
   Accounts payable - intercompany                             409                 5,713            (6,122)                   --
   Accrued expenses                                         58,375                 4,873               --                  63,248
   Income taxes payable                                        729                   457               --                   1,186
   Long-term debt, current  portion                         44,250                   --                --                  44,250
                                                      ------------           -----------    --------------           ------------
     Total current liabilities                             135,712                13,405            (6,122)               142,995
Long-term debt                                           1,076,806                 7,500               --               1,084,306
Notes payable - intercompany                                 9,689                14,631           (24,320)                   --
Other long-term liabilities                                  2,753                   --                --                   2,753
Deferred income taxes                                        5,846                 1,031               --                   6,877
                                                      ------------           -----------    --------------           ------------
   Total liabilities                                     1,230,806                36,567           (30,442)             1,236,931
                                                      ------------           -----------    --------------           ------------
Commitments and contingencies
Stockholder's equity:
   Common stock                                                289                 3,940            (4,229)                   --
   Paid-in capital                                         454,506                24,522           (49,578)               429,450
   Retained earnings (deficit)                             (11,685)                4,793           (13,080)               (19,972)
   Equity adjustment from foreign
     currency translation                                   (9,867)               (5,858)           10,604                 (5,121)
                                                     -------------           -----------    --------------           ------------
   Total stockholder's equity                              433,243                27,397           (56,283)               404,357
                                                     -------------           -----------    --------------           ------------

   Total liabilities and stockholder's equity        $   1,664,049           $    63,964    $      (86,725)          $  1,641,288
                                                     =============           ===========    ==============           ============

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            NON-
                                                        GUARANTOR         GUARANTOR
                                                        COMPANIES         COMPANIES         ELIMINATIONS     CONSOLIDATED
                                                        ---------         ---------         ------------     ------------

   Operating revenues                                  $     147,740    $    10,287         $    (438)        $157,589
                                                      --------------   -------------      ------------       -----------

   Operating expenses:
     Cost of goods sold                                       36,960          1,383              (293)          38,050
     Bowling center operating expenses                        54,713            715               (86)          55,342
     Selling, general, and administrative expenses             8,540          5,460                -            14,000
     Depreciation and amortization                            19,258          1,395              (153)          20,500
                                                      --------------   -------------      ------------       -----------
        Total operating expenses                             119,471          8,953              (532)         127,892
                                                      --------------   -------------      ------------       -----------

        Operating income                                      28,269          1,334                94           29,697

   Nonoperating expenses:
     Interest expense                                         27,661             11                -            27,672
     Other expense, net                                          808            653                -             1,461
     Interest income                                            (603)           (46)               -              (649)
     Equity in earnings of subsidiaries                          (48)            -                 48              -
                                                      --------------   -------------      ------------       -----------
        Total nonoperating expenses                           27,818            618                48           28,484
                                                      --------------   -------------      ------------       -----------

        Income before income taxes                               451            716                46            1,213
        Provision for income taxes                               452            668                -             1,120
                                                      ==============   =============      ============       ===========
        Net income (loss)                              $          (1)     $      48                46         $     93
                                                      ==============   =============      ============       ===========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         NON-
                                                                        GUARANTOR     GUARANTOR
                                                                        COMPANIES     COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                                        ---------     ---------     ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                 $       (1)      $      48        $     46       $       93
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                     19,258           1,395            (153)          20,500
       Deferred income taxes                                               (412)              2             -               (410)
       Amortization of bond discount                                      8,301             -               -              8,301
       Equity in earnings of subsidiaries                                   (48)            -                48               -
       Loss on the sale of property and equipment, net                      106             -               -                106
       Changes in assets and liabilities:
         Accounts and notes receivable                                   (3,525)           (603)            -             (4,128)
         Receivables and payables - affiliates                           (5,689)          5,689             -                 -
         Inventories                                                     (9,826)           (439)            -            (10,265)
         Other assets                                                    (4,410)            161              59           (4,190)
         Accounts payable and accrued expenses                            9,969           2,125             -             12,094
         Income taxes payable                                              (960)            (69)            -             (1,029)
         Other long-term liabilities                                      2,495             -               -              2,495
                                                                    ------------      ----------      -----------     ------------
     Net cash provided by operating activities                           15,258           8,309             -             23,567
                                                                    ------------      ----------      -----------     ------------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                (18,217)        (15,424)            -            (33,641)
   Purchases of property and equipment                                   (5,824)         (1,083)            -             (6,907)
   Proceeds from sale of property and equipment                             215             -               -                215
                                                                    ------------     -----------      -----------     ------------
     Net cash used in investing activities                              (23,826)        (16,507)            -            (40,333)
                                                                    ------------      ----------      -----------     ------------

Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs         21,502           7,500             -             29,002
   Dividend to Parent                                                      (500)            -               -               (500)
   Noncompete obligations                                                  (166)            -               -               (166)
                                                                    ------------      ----------      -----------     ------------
     Net cash provided by financing activities                           20,836           7,500             -             28,336
                                                                    ------------      ----------      -----------     ------------
     Effect of exchange rates on cash                                    (1,039)         (1,033)            -             (2,072)
                                                                    ------------      ----------      -----------     ------------
     Net increase (decrease) in cash                                     11,229          (1,731)            -              9,498
     Cash and cash equivalents at beginning of period                    39,677           3,891             -             43,568
                                                                    ------------      ----------      -----------     ------------
     Cash and cash equivalents at end of period                      $   50,906       $   2,160        $    -         $   53,066
                                                                    ============      ==========      ===========     ============

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Information in this report relating to future prospects and performance is "forward-looking" and, as such, is subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to: (i) continuing competitive pricing in the markets in which the Company competes; (ii) the gain or loss of significant customers or the decrease in demand from existing customers; (iii)
the timing of significant orders received from customers;   (iv) seasonal
changes in the demand for the Company's products; (v) changes in the Company's product sales mix; (vi) continued success in the integration of recently acquired businesses; and (vii) the continued development and growth of new bowling markets and the Company's ability to identify and exploit the growth in such emerging markets prior to market saturation. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

BACKGROUND

This discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements (unaudited) and Notes thereto included elsewhere within this report.

Management believes that a more meaningful comparison of the results of operations for the three months ended March 31, 1997 and 1996, is on a pro forma rather than an historical basis. This is due to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition, and from the increased interest expense due to the debt incurred related to the Acquisition. Accordingly, the following discussion of the results of operations will include comparisons of the three months ended March 31, 1997, with Predecessor Company results for the three months ended March 31, 1996, on a pro forma basis.


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

GENERAL

The Company is principally engaged in two business segments: (i) the ownership and operation of 271 domestic bowling centers and 84 international bowling centers ("Bowling Centers") as of March 31, 1997; and (ii) the design, manufacture and sale of bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and replacement parts ("Bowling Products").

To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, this Management's Discussion and Analysis of Financial Condition and Results of Operations separately discusses results of Bowling Centers and Bowling Products.

The results of Bowling Centers, Bowling Products and the combined group are set forth below. The two European centers that were not acquired by the Company, as discussed in "Note 1. Organization" in the Notes to the Consolidated Financial Statements, are included in the 1996 actual Predecessor Company results and excluded from 1996 pro forma results. The two centers have no material impact on the Company's financial statements or on the information presented in this section.

Results below are presented before intersegment eliminations, as management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.

ACQUISITIONS

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

Between January 1, 1997 and April 30, 1997, the Company acquired 55 bowling centers in the United States and six bowling centers in the United Kingdom, all of which were previously owned by several unrelated single-center and small-chain operators. In April 1997, the Company entered into a $40 million joint venture arrangement with Hong Leong Corporation Limited, a Singapore based conglomerate. See "Note 9. Acquisitions" in the Notes to Consolidated Financial Statements for a discussion of these transactions.

                            AMF GROUP HOLDINGS INC.
                            SELECTED FINANCIAL DATA
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------------------------
                                                                      (IN MILLIONS OF DOLLARS)
                                                                            PRO FORMA
                                                          AMF GROUP         AMF GROUP           PREDECESSOR
                                                        HOLDINGS INC.     HOLDINGS INC.          COMPANY
                                                        -------------     -------------          -------
                                                            1997               1996               1996
                                                            ----               ----               ----
CONSOLIDATED
------------
Total operating revenue                                  $  157.6          $    122.7          $    123.3
                                                        ---------         -----------         -----------
Cost of goods sold                                           38.1                30.6                30.7
Bowling center operating expenses                            55.3                41.7                42.2
Selling, general and administrative expenses                 14.0                11.5                11.5
Depreciation and amortization                                20.5                13.3                11.0
                                                        ---------         -----------         -----------
Operating income                                             29.7                25.6                27.9
Interest expense, gross                                      27.7                26.6                 3.8
Other (income) expense, net                                   0.8                (1.2)               (0.2)
                                                        ---------         -----------         -----------
Income before income taxes                                    1.2                 0.2                24.3
Provision for income taxes                                    1.1                 0.1                 2.7
                                                        ----------        -----------         -----------
Net income                                               $    0.1          $      0.1          $     21.6
                                                        =========         ===========         ===========

BOWLING CENTERS (before intersegment eliminations)
---------------
Total operating revenue                                  $  108.5          $     82.5          $     83.1
                                                        ---------         -----------         -----------
Cost of goods sold                                            9.4                 6.8                 6.9
Bowling center operating expenses                            55.6                42.1                42.6
Selling, general, and administrative expenses                 1.6                 1.2                 2.2
Depreciation and amortization                                16.1                 9.2                10.4
                                                        ---------         -----------         -----------
Operating income                                             25.8                23.2                21.0
Interest expense, gross                                      14.8                14.9                 3.7
Other expense, net                                            4.2                 0.1                 0.1
                                                        ---------         -----------         -----------
Income before income taxes                                    6.8                 8.2                17.2
Provision for income taxes                                    2.9                 0.1                 2.4
                                                        ---------         -----------         -----------
Net income                                               $    3.9          $      8.1          $     14.8
                                                        =========         ===========         ===========

BOWLING PRODUCTS (before intersegment eliminations)
----------------
Total operating revenue                                  $   52.0          $     43.0          $     43.0
Cost of goods sold                                           31.2                25.6                25.6
                                                        ---------         -----------         -----------
Gross profit                                                 20.8                17.4                17.4

Selling, general and administrative expenses                  8.8                 7.8                 9.3
Depreciation and amortization                                 4.8                 4.4                 0.9
                                                        ---------         -----------         -----------
Operating income                                              7.2                 5.2                 7.2
Interest expense, gross                                      12.8                10.1                 0.1
Other (income) expense, net                                   2.3                (0.3)               (0.3)
                                                        ---------         -----------         -----------
Income (loss) before income taxes                            (7.9)               (4.6)                7.4
Provision (benefit) for income taxes                         (2.8)                -                   0.3
                                                        ---------         -----------         -----------
Net income (loss)                                        $   (5.1)         $     (4.6)         $      7.1
                                                        =========         ===========         ===========

BOWLING CENTERS

For the three months ended March 31, 1997, Bowling Centers total operating revenue increased by $26.0 million, or 31.5%, from $82.5 million for the three months ended March 31, 1996, on a pro forma basis, to $108.5 million for the three months ended March 31, 1997. Of this increase, $25.5 million is attributable to the new centers acquired since May, 1996, and $0.7 million is attributable primarily to U.S. and international constant centers, partially offset by a decrease of $0.2 million attributable to two U.S. centers closed in May, 1996, and February, 1997, respectively. Of the increase in new centers revenue, $24.0 million is from centers in the United States, while $1.5 million is from centers in the United Kingdom. The increase in constant centers revenue was primarily a result of an increase in revenue in the Northeast region of the U.S., a region in which the Company has a large number of centers and which experienced severe weather conditions during the first quarter of 1996. The increase in constant centers revenue in the first quarter of 1997 compared to the same period in 1996 is net of $1.0 million additional revenue in 1996 due to leap year, and $0.5 million attributable to the Easter holiday which occurred in the first quarter of 1997 versus the second quarter of 1996.

Bowling Centers cost of goods sold increased by $2.6 million, or 38.2%, from $6.8 million for the three months ended March 31, 1996, on a pro forma basis, to $9.4 million for the three months ended March 31, 1997. Of this increase, $2.5 million is attributable to new centers of which $2.3 million is attributable to U.S. centers and $0.2 million is attributable to U.K. centers. Constant centers cost of goods sold rose $0.2 million, or 4.1%. These increases were offset by a decrease of $0.1 million attributable to the closed centers discussed above.

Bowling Centers operating expenses increased by $13.5 million, or 32.1%, from $42.1 million for the three months ended March 31, 1996, on a pro forma basis, to $55.6 million for the three months ended March 31, 1997. Of this increase, $12.9 million is attributable to new centers of which $12.1 million is attributable to U.S. centers and $0.8 million is attributable to U.K. centers. Constant centers operating expenses increased by $0.7 million, or 1.7%. These increases were offset by a decrease of $0.1 million attributable to the closed centers discussed above. Operating expenses increased $0.3 million, or 1.1%, in the U.S. constant centers and $0.4 million, or 2.9%, in the international
constant centers.   The increase in the U.S. constant centers operating
expenses is primarily caused by increased advertising expenses aimed at improving constant center lineage (games per lane per day), and increased travel expenses related to a new management training program begun in January 1997 for centers operating personnel. The increase in the U.S. constant centers is partially offset by favorable general liability claims results. Also, operating expenses were lower in 1996 due to cost controls implemented in response to the severe weather conditions experienced during the first quarter of 1996. The increase in international constant centers operating expenses is primarily attributable to higher rents in Hong Kong and payroll in Australia resulting from one time severance payments. As a percentage of total Bowling Centers revenue, Bowling Centers operating expenses were 51.0% for the three months ended March 31, 1996, on a pro forma basis, versus 51.2% for the three months ended March 31, 1997.


Bowling Centers selling, general and administrative expenses increased by $0.4 million, or 33.3%, from $1.2 million for the three months ended March 31, 1996, on a pro forma basis, to $1.6 million for the three months ended March 31, 1997. This increase is due primarily to an increase in international center expenses of which $0.2 is attributable to incremental costs related to the new U.K. bowling centers and the remaining increase to all other centers combined.

Bowling Centers EBITDA increased by $9.5 million, or 29.3%, from $32.4 million for the three months ended March 31, 1996, on a pro forma basis, to $41.9 million for the three months ended March 31, 1997. An increase of $10.1 million is attributable to new centers and is offset by a $0.5 million decrease in constant centers and a $0.1 million decrease attributable to the closed centers discussed above. Constant center EBITDA and EBITDA margin decreased from $32.3 million and 39.5% during the first three months of 1996, to $31.8 million and 38.3% during the first three months of 1997. These decreases are primarily attributable to the impact of leap year and Easter week on revenues as discussed above. An increase in U.S. constant centers EBITDA of $0.2 million, or 0.9%, was partially offset by a decrease in international constant centers EBITDA of $0.7 million, or 1.5%. The increase in U.S. EBITDA is largely the result of the cost reduction plans developed by management to offset revenue lost from the severe weather discussed above. The decrease in international EBITDA is primarily attributable to the increase in expenses discussed above.

BOWLING PRODUCTS

The two categories of Bowling Products operations are (i) recurring sales of replacements and spare parts and supplies, resale products, and major modernization equipment ("Modernization and Consumer" products) to established bowling centers in both mature and developing markets; and (ii) sales of bowling equipment necessary to outfit new bowling centers or expand existing bowling centers ("New Center Packages" or "NCPs").

Bowling Products total operating revenue increased by $9.0 million, or 20.9%, from $43.0 million for the three months ended March 31, 1996, on a pro forma basis, to $52.0 million for the three months ended March 31, 1997. This figure is primarily attributable to an increase of $7.0 million, or 41.7%, in NCP revenue, and an increase of $1.7 million, or 6.5%, in Modernization and
Consumer revenue.   The increase in NCP revenue is due to an overall increase
in NCP sales of 331 units which occurred primarily in Malaysia, the Americas and Japan. Sales to China for the three months ended March 31, 1997 also are slightly higher versus the same period in 1996. See "Seasonality and Cyclicality".

Total gross profit from Bowling Products increased by $3.4 million, or 19.5%, from a gross profit of $17.4 million for the three months ended March 31, 1996, on a pro forma basis, to a gross profit of $20.8 million for the three months ended March 31, 1997, and is primarily the result of increased NCP sales. This represents a gross profit margin of 40.5% and 40.0% for the first three months of 1996 and 1997, respectively.

Bowling Products selling, general and administrative expenses increased by $1.0 million, or 12.8%, from $7.8 million for the three months ended March 31, 1996, on a pro forma basis, to $8.8 million for the three months ended March 31, 1997. This increase is primarily attributable to increased payroll and facilities expenses relating to the staffing of the Company's sales and service offices in Hong Kong, which promote and support sales of Bowling Products equipment, particularly NCPs, to markets in China and Asia.

EBITDA and EBITDA margin increased from $9.6 million and 22.3%, respectively, for the three months ended March 31, 1996, on a pro forma basis, to $12.0 million and 23.1%, respectively, for the three months ended March 31, 1997, primarily due to the increased NCP revenue, offset in part by the increased expenses discussed above.


CONSOLIDATED

Depreciation and Amortization

Depreciation and amortization increased by $7.2 million, or 54.1%, from $13.3 million for the three months ended March 31, 1996, on a pro forma basis, to $20.5 million for the three months ended March 31, 1997. Of this increase, $6.9 million is attributable to Bowling Centers and is primarily due to depreciation of property and equipment of centers acquired since May 1996. The remainder can be attributed to incremental depreciation expense incurred as a result of capital expenditures.

Interest Expense

Gross interest expense increased by $1.1 million, or 4.1%, from $26.6 million for the three months ended March 31, 1996, on a pro forma basis, to $27.7 million for the three months ended March 31, 1997. This increase is primarily due to interest paid on increased levels of bank debt as a result of the acquisitions described above. Non-cash bond interest amortization for the three months ended March 31, 1997 totaled $8.3 million.

Net Income

Net income remained constant at $0.1 million for the three months ended March 31, 1996, on a pro forma basis, and the three months ended March 31, 1997. Increases in revenues and EBITDA discussed above on a segment basis were offset by increases in depreciation expense and the current tax provision for the Company.

Income Taxes

Under the Sellers, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code. As S corporations, the companies were historically liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes were the responsibility of the stockholders. The international branches of the S corporations and other international entities historically filed income tax returns and paid taxes in their respective countries. The prior owners historically received a tax credit, subject to certain limitations, in their U.S. federal income tax returns for international taxes paid by the international branches of the S corporations and certain other international entities.

Upon consummation of the Acquisition, the domestic subsidiaries of the Company became taxable corporations under the Internal Revenue Code.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources compares Holdings' results for the three months ended March 31, 1997, with Predecessor Company results for the three months ended March 31, 1996, on a historical basis.

The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1996 was $7.9 million compared to $23.1 million as of March 31, 1997.


Net cash flows provided by operating activities decreased $0.7 million from $24.3 million for the three months ended March 31, 1996 to $23.6 million for the three months ended March 31, 1997. A decrease in net income of $21.5 million due to increased depreciation, amortization and interest expenses as a result of the Acquisition is offset primarily by an increase in (non-cash) depreciation and amortization of $17.8 million, and an increase in changes in assets and liabilities of $3.0 million.

Net cash flows used in investing activities were $3.6 million for the three months ended March 31, 1996 compared to net cash flows used of $40.3 million for the three months ended March 31, 1997. The increase during the first three months of 1997 was due primarily to the acquisition of nine bowling centers in the United States and six bowling centers in the United Kingdom during that period. During the three months ended March 31, 1996, capital spending was $4.4 million and other investing cash flows provided were $0.8 million. During the three months ended March 31, 1997, acquisition of operating units, or bowling centers, net of cash acquired, totaled $33.6 million, capital spending was $6.9 million, and other cash flows provided by investing activities were $0.2 million.

Net cash used in financing activities was $17.4 million for the three months ended March 31, 1996 compared to net cash provided of $28.3 million for the three months ended March 31, 1997. This change primarily resulted from drawing down $19.0 million and $10.0 million from available borrowings under the Acquisition Facility and the Working Capital Facility, respectively, to fund the acquisitions of bowling centers discussed above and Company operations.
The Company paid a dividend of $0.5 million to the Parent on February 28, 1997, for the repurchase of Robert L. Morin's shares in connection with his resignation from the Company. See "Note 8. Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

As a result of the aforementioned, cash increased by $3.0 million for the three
months ended     March 31, 1996 compared to an increase of $9.5 million for the three months ended March 31, 1997.


As a result of the Acquisition, the Company's total indebtedness has increased substantially. At March 31, 1997, the Company's debt structure consisted of Senior Debt of $595.6 million, senior subordinated notes of $250.0 million and senior subordinated discount notes of $283.0 million. At March 31, 1997, the Company was also capitalized with equity of $404.4 million. The Company also has the ability to borrow $50.0 million for general corporate purposes pursuant to a Working Capital Facility and up to $150.0 million for acquisitions pursuant to the Acquisition Facility, subject to certain conditions. At March 31, 1997, $27.5 million and $10.0 million was outstanding under the Acquisition Facility and the Working Capital Facility, respectively. Between March 31, 1997 and April 30, 1997, additional borrowings under the Acquisition facility totaled $35.9 million and were used to fund the acquisitions of bowling centers described above.

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

The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowings under the Bank Credit Agreement and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Exchange Notes. However, a portion of the principal payments at maturity on the Exchange Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Exchange Notes, or that any refinancing would be available on commercially reasonable terms or at all.

Capital Expenditures

For the three months ended March 31, 1997, the Company's actual capital expenditures were $6.9 million compared to $4.4 million for the three months ended March 31, 1996.

The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash and the Acquisition Facility. See "Note 9. Acquisitions" in the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" for discussions of funding of acquisitions of new bowling centers.

Seasonality and Cyclicality

On a consolidated basis, revenue and EBITDA of the Company's combined businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's Bowling Centers operations across different regions of the U.S. and across 10 different countries, along with the bowling industry's historic resistance to recessions, has provided stability to the Company's annual cash flows. See "Note 10. Business Segments" in the Notes to the Consolidated Financial Statements for geographic information on the Company's business.

Modernization and Consumer sales display significant seasonality. The U.S. market, which is the largest market for Modernization and Consumer products, is driven by the beginning of leagues in the fall of each year. Operators typically sign buying agreements, particularly for replacement equipment, during the first four months of the year, after they receive winter league revenue indications. Equipment is shipped and installed during the summer months, when leagues are generally less active. Sales of modernization equipment, such as automatic scoring and synthetic lane overlays, are less predictable and fluctuates more than the replacement equipment because of the extended life cycles of these major products, which range from four to 10 years.

The NCP segment of Bowling Products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for small and medium sized markets (e.g., Japan, Korea, Taiwan,) lasting from three to five years. These growth patterns do not seem to be closely tied to general economic cycles.

International Operations

For the three months ended March 31, 1997, 23.9% of the Company's Bowling Centers operations revenue was generated by its international centers. Historically, the Company has not engaged in any significant hedging activities.

For the three months ended March 31, 1997, 52.1% of Bowling Products sales were made through international affiliates and distributors. To minimize credit and international exchange risk, equipment is sold primarily using letters of credit denominated in U.S. dollars. Letters of credit are usually received before shipments leave U.S. ports. Affiliate offices sell some products in local currency, but adjust pricing, to the extent that market conditions permit, with changes in exchange rates. This policy has enabled the Company's Bowling Products operations generally to avoid any material adverse effect from exchange rate fluctuations, except during periods of severe international exchange rate volatility.

Backlog: Recent NCP Sales

The total NCP backlog as of March 31, 1997 was approximately 1,625 units. This figure represents an increase of 199 units from the backlog of 1,426 units at December 31, 1996, and an increase of 137 units from the backlog of 1,488 units as of March 31, 1996. This increase from March 31, 1996 to March 31, 1997 is primarily composed of increases in the backlogs in China, Malaysia, the Americas and Japan, partially offset by decreases in the backlogs in Korea and Taiwan. Management believes that the decrease in the backlog of orders for Taiwan and Korea is primarily the result of NCP sales to these countries having peaked in 1994

Overall NCP sales for the three months ended March 31, 1997 exceeded NCP sales for the three month ended March 31, 1996, by $7.0 million, or 41.7%, reflecting continued progress in establishing a direct sales presence in China. The Chinese bowling market is in the early stages of development which management believes should provide several years of activity to follow.

 On December 28, 1995, the State Council of China announced the reform and adjustment of its policy towards foreign invested joint ventures. With effect from April 1, 1996, joint ventures importing capital equipment, including bowling equipment, are required to pay customs duty and Value Added Tax ("VAT") on such equipment, though certain grandfather rule exemptions will apply. For bowling equipment, the current customs duty rate is 50%, while the VAT rate is 17%. Prior to the change in policy, the joint ventures were exempt from customs duty and VAT on most imported capital equipment, including bowling equipment. As a grandfather concession, the joint ventures that were approved to set up prior to April 1, 1996, with a total investment of less than US $30 million had until December 31, 1996 to import capital equipment duty free. This concession has been extended until December 31, 1997. Accordingly, management expects a strong order rate in China to continue through 1997. However, there is a risk that the change in import duty policy in China will adversely affect the sale of NCP units to China. Because the Company believes, based on available information, that its competitors will be affected similarly by this new policy, the Company believes that the policy will not put it at a competitive disadvantage with respect to its competitors.

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

The Company currently and from time to time is subject to environmental claims and suits. It is the opinion of management that the various asserted claims and litigation in which the Company currently is involved are not likely to have a material adverse effect on its financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

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

PART II

ITEM 1. LEGAL

The Company currently and from time to time is subject to claims and suits arising in the ordinary course of its business, including environmental claims, employment discrimination claims, workers' compensation claims, and minor personal injury claims from customers of Bowling Centers. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. It is the opinion of management that the various asserted claims and litigation in which the Company currently is involved will not have a material adverse effect on its financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc., d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pa. (Index No. 96-75), asserted a third-party claim against AMF Bowling Inc. ("AMF Bowling") and other parties. Defendant, Golden Giant, Inc. ("Golden Giant"), a construction company, was originally named as the sole defendant by a bowling center (not owned or operated by the Company) in connection with the collapse of the center's roof in early 1994. Golden Giant named AMF Bowling as an additional defendant, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3.5 million and Golden Giant asserts that, if plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling. The matter was scheduled to go to trial during September 1997.
On March 25, 1997, an order was entered dismissing AMF Bowling from the lawsuit, which continues against the other defendants.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                 27 Financial Data Schedule for the three months ended March 31, 1997. (SEC filing only)

                 99 First quarter, 1997, earnings release dated May 15, 1997. (SEC filing only)

(b)      Reports on Form 8-K:

         1. A current report was filed January 17, 1997, describing the agreement and plan of merger by which the Company acquired (on April 24, 1997) 43 bowling centers from ARC.

         2. A current report was filed on May 2, 1997, describing the consummation of the acquisition of 43 bowling centers from ARC on April 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Group Inc.
(Registrant)


 /s/  Stephen E. Hare                                               May 15, 1997
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer)


 /s/ Michael P. Bardaro                                             May 15, 1997
--------------------------
Michael P. Bardaro
Vice President, Secretary and
Corporate Controller
(Chief Accounting Officer)