Form 10-Q
period 1997-06-30
AMF GROUP INC
filed 1997-08-14
CIK 1015535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - Q

                               ---------------

(MARK ONE)
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                     OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM          TO
                                               --------    --------

                      COMMISSION FILE NUMBER  001-12131

                         ---------------------------

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

                         ---------------------------

                                 (804) 730-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X   .     No      .
                                                  ------         -----

At August 1, 1997, 100 shares of common stock, par value of $.01, of the Registrant were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS





                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 JUNE 30,                  DECEMBER 31,
                                                                                  1997                        1996
                                                                            -----------------          ------------------
                                                                               (UNAUDITED)
 ASSETS
 ------
Current assets:
  Cash and cash equivalents                                                   $      16,640               $      43,568
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $4,086 and $4,492, respectively                              57,120                      42,625
  Inventories                                                                        56,488                      41,001
  Deferred taxes and other                                                           13,210                      11,178
                                                                            -----------------          ------------------
   Total current assets                                                             143,458                     138,372
Property and equipment, net                                                         743,675                     630,796
Deferred financing costs, net                                                        40,151                      40,595
Goodwill, net                                                                       766,661                     771,146
Other assets                                                                         21,487                      12,964
                                                                            -----------------          ------------------
  Total assets                                                                $   1,715,432               $   1,593,873
                                                                            =================          ==================

  LIABILITIES AND STOCKHOLDER'S EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable                                                            $      32,757               $      31,563
  Accrued expenses                                                                   54,550                      54,357
  Income taxes payable                                                                4,488                       2,220
  Note payable                                                                       30,000                         -
  Long-term debt, current portion                                                    44,876                      42,376
                                                                            -----------------          ------------------
   Total current liabilities                                                        166,671                     130,516
Long-term debt                                                                    1,146,415                   1,048,877
Other long-term liabilities                                                           6,383                       1,851
Deferred income taxes                                                                 4,922                       3,895
                                                                            -----------------          ------------------
  Total liabilities                                                               1,324,391                   1,185,139
                                                                            -----------------          ------------------
Commitments and contingencies
Stockholder's equity:
  Common stock (par value $.01, 100 shares
   issued and outstanding)                                                              -                           -
  Paid-in capital                                                                   429,450                     429,450
  Retained deficit                                                                  (32,243)                    (19,565)
  Equity adjustment from foreign
   currency translation                                                              (6,166)                     (1,151)
                                                                            -----------------          ------------------
  Total stockholder's equity                                                        391,041                     408,734
                                                                            -----------------          ------------------

  Total liabilities and stockholder's equity                                  $   1,715,432               $   1,593,873
                                                                            =================          ==================




  The accompanying notes are an integral part of these consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (IN THOUSANDS)



                                                                                 AMF Group Holdings Inc.
                                                         ----------------------------------------------------------------

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                         -------------------------------  -------------------------------
                                                               1997         1996 (a)          1997           1996 (a)(b)
                                                               ----         --------          ----           -----------
Operating revenue                                         $    160,479     $   73,423      $   318,068       $    73,423
                                                         --------------  ---------------  --------------   --------------

Operating expenses:
  Cost of goods sold                                            48,034         23,513           86,084            23,513
  Bowling center operating expenses                             60,698         26,747          116,038            26,747
  Selling, general, and administrative expenses                 16,170          7,518           30,172             7,518
  Depreciation and amortization                                 22,924         11,650           43,424            11,650
                                                         --------------  ---------------  --------------   --------------
    Total operating expenses                                   147,826         69,428          275,718            69,428
                                                         --------------  ---------------  --------------   --------------

    Operating income (loss)                                     12,653          3,995           42,350             3,995

Nonoperating expenses (income):
  Interest expense                                              29,782         22,273           57,454            23,873
  Other expenses, net                                              859            323            2,320               323
  Interest income                                                 (406)        (2,752)          (1,055)           (3,752)
                                                         --------------  ---------------  --------------   --------------
    Total nonoperating expenses                                 30,235         19,844           58,719            20,444
                                                         --------------  ---------------  --------------   --------------

    Loss before income taxes                                   (17,582)       (15,849)         (16,369)          (16,449)
    Benefit for income taxes                                    (5,311)        (3,971)          (4,191)           (4,205)
                                                         --------------  ---------------  --------------   --------------
    Net loss                                              $    (12,271)    $  (11,878)     $   (12,178)      $   (12,244)
                                                         ==============  ===============  ==============   ==============





                                                                    Predecessor Company
                                                           -----------------------------------
                                                              One Month         Four Months
                                                                Ended              Ended
                                                                -----              -----
                                                           April 30, 1996     April 30, 1996
                                                           --------------     --------------

Operating revenue                                            $    41,601        $    164,944
                                                           ---------------    ----------------

Operating expenses:
  Cost of goods sold                                              12,418              43,118
  Bowling center operating expenses                               37,980              80,196
  Selling, general, and administrative expenses                   23,949              35,516
  Depreciation and amortization                                    4,128              15,098
                                                           ---------------    ----------------
    Total operating expenses                                      78,475             173,928
                                                           ---------------    ----------------

    Operating income (loss)                                      (36,874)             (8,984)

Nonoperating expenses (income):
  Interest expense                                                   702               4,504
  Other expenses, net                                                535                 721
  Interest income                                                   (217)               (611)
                                                           ---------------    ----------------
    Total nonoperating expenses                                    1,020               4,614
                                                           ---------------    ----------------

    Loss before income taxes                                     (37,894)            (13,598)
    Benefit for income taxes                                      (4,451)             (1,731)
                                                           ---------------    ----------------
    Net loss                                                 $   (33,443)       $    (11,867)
                                                           ===============    ================

(a) Includes results of operations of the acquired business from May 1, 1996 through June 30, 1996.
(a) For the period from the inception date of January 12, 1996 through June 30, 1996.

 The accompanying notes are an integral part of these consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                                 PREDECESSOR
                                                                                                                   COMPANY
                                                                                                                   -------
                                                                            AMF GROUP HOLDINGS INC.              FOUR MONTHS
                                                                           SIX MONTHS ENDED JUNE 30,                ENDED
                                                                   ---------------------------------------          -----
                                                                         1997                   1996 *         APRIL 30, 1996
                                                                         ----                   ------         --------------
Cash flows from operating activities:
   Net loss                                                         $     (12,178)         $     (12,244)      $    (11,867)
   Adjustments to reconcile net income loss to net cash
     provided by operating activities:
        Depreciation and amortization                                      43,424                 11,650             15,098
        Deferred income taxes                                              (1,775)                 5,871              1,018
        Amortization of bond discount                                      16,788                  8,826                -
        Loss (gain) on the sale of property and equipment, net                 94                    (31)               -
        Changes in assets and liabilities:
         Accounts and notes receivable, net                               (17,942)                (3,678)             5,614
         Inventories                                                      (15,877)                (3,396)            (3,793)
         Other assets                                                     (21,394)               (47,342)            (1,418)
         Accounts payable and accrued expenses                              1,432                 21,418              9,442
         Income taxes payable                                               2,248                 (8,602)            (5,833
         Other long-term liabilities                                       13,345                   (517)            (2,228)
                                                                   ---------------        ----------------    --------------
     Net cash provided by (used in) operating activities                    8,165                (28,045)             6,033
                                                                   ---------------        ----------------    --------------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                 (122,165)            (1,333,048)               -
   Purchases of property and equipment                                    (25,639)                (3,318)            (6,874)
   Proceeds from the sale of property and equipment                           268                     86                244
                                                                   ---------------        ----------------    --------------
     Net cash used in investing activities                               (147,536)            (1,336,280)            (6,630)
                                                                   ---------------        ----------------    --------------

Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs          133,500              1,029,930                -
   Payment on long-term debt                                              (20,250)                  (233)          (159,780)
   Payments on notes payable - stockholders, net                              -                      -               20,870
   Capital contribution                                                       -                  380,250            188,009
   Dividend to Parent                                                        (500)                   -                  -
   Distributions to stockholders                                              -                      -              (36,488)
   Noncompete obligations                                                    (322)                  (190)               (36)
                                                                   ---------------        ----------------    --------------
     Net cash provided by financing activities                            112,428              1,409,757             12,575
                                                                   ---------------        ----------------    --------------
     Effect of exchange rates on cash                                          15                   (338)               565
                                                                   ---------------        ----------------    --------------
     Net (decrease) increase in cash                                      (26,928)                45,094             12,543
     Cash and cash equivalents at beginning of period                      43,568                    -                9,732
                                                                   ---------------        ----------------    --------------
     Cash and cash equivalents at end of period                     $      16,640          $      45,094       $    22,2775
                                                                   ===============        ================    ==============



* For the period from the inception date of January 12, 1996 through June 30, 1996.

 The accompanying notes are an integral part of these consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the April 30, 1996, and December 31, 1995 audited combined financial statements of AMF Bowling Group (the "Predecessor Company") and the December 31, 1996 audited consolidated financial statements of AMF Group Holdings Inc. and subsidiaries ("Holdings") presented in the Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission on March 28, 1997. The results of operations for the three months and six months ended June 30, 1997, respectively, are not necessarily indicative of results to be expected for the entire year.

AMF Group Inc. (the "Company") is principally engaged in two business segments:
(i) the ownership or operation of bowling centers, consisting of 321 U.S. centers and 87 international centers ("Bowling Centers") as of June 30, 1997, and (ii) the manufacture and distribution of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare and replacement parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

The Company is a wholly owned subsidiary of Holdings. Holdings is a wholly owned subsidiary of AMF Holdings Inc. (the "Parent"). Holdings and the Company are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs") to effect the acquisition (described below). Holdings and the Parent are holding companies only. The primary assets in each are comprised of investments in direct and/or indirect subsidiaries.

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

The purchase price for the Acquisition was approximately $1.374 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated results of operations of Holdings have been presented for the three months and six months ended June 30, 1997, respectively, the three months ended June 30, 1996, and the period from the inception date of January 12, 1996 through June 30, 1996. Additionally, the combined results of operations of the Predecessor Company for the one month and four months ended April 30, 1996, have been presented. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
All dollar amounts are in thousands, except where otherwise indicated.

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

Goodwill

As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 9. Acquisitions", and in accordance with the purchase method of accounting for the Acquisition, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $4,960 and $9,860 for the three months and six months ended June 30, 1997, respectively. Accumulated amortization at June 30, 1997 was $22,930.

NOTE 3. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED) (IN MILLIONS)

Pro forma statements of income for Holdings are presented on the following pages for the three months and six months ended June 30, 1996, as if the acquisition of the Predecessor Company had occurred on January 1, 1996. Holdings' pro forma statement of income for the three months ended June 30, 1996, is based on the Predecessor Company's statement of income for the one month ended April 30, 1996, Holdings' statement of income for the three months ended June 30, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. Holdings' pro forma statement of income for the six months ended June 30, 1996, is based on the Predecessor Company's statement of income for the four months ended April 30, 1996, Holdings' statement of income for the period from the inception date of January 12, 1996 through June 30, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only, do not purport to be indicative of the actual results which occurred, and are not indicative of future results of operations.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS (IN MILLIONS)
(UNAUDITED)


                                                                                                                  Pro Forma
                                                                                                                  ---------
                                                                      Predecessor                                 AMF Group
                                                    AMF Group          Company                                   Holdings Inc.
                                                  Holdings Inc.        -------                                   -------------
                                                  -------------       One Month                                  Three Months
                                                  Three Months          Ended                                       Ended
                                                  ------------          -----             Pro Forma                 -----
                                                June 30, 1996 (a)   April 30, 1996       Adjustments             June 30, 1996
                                                -----------------   --------------       -----------             -------------
Operating revenue                                $         73.4     $       41.6        $        (0.2) (b)      $      114.8
                                                ----------------   ---------------     ---------------         ---------------
Operating expenses:
 Cost of goods sold                                        23.5             12.4                       (b)              35.9
 Bowling center operating expenses                         26.7             38.0                (23.9) (b)(c)           40.8
 Selling, general, and administrative expenses              7.5             24.0                (20.3) (b)(c)           11.2
 Depreciation and amortization                             11.7              4.1                  5.8  (d)              21.6
                                                ----------------   ---------------     ---------------          ---------------
  Total operating expenses                                 69.4             78.5                (38.4)                 109.5
                                                ----------------   ---------------     ---------------          ---------------

  Operating income (loss)                                   4.0            (36.9)                38.2                    5.3

Nonoperating expenses:
 Interest expense                                          22.3              0.7                  2.6 (e)               25.6
 Other expenses, net                                        0.3              0.5                   -                     0.8
 Interest income                                           (2.8)            (0.2)                  -                    (3.0)
                                                ----------------   ---------------     ---------------         ---------------
Income (loss) before income taxes                         (15.8)           (37.9)                35.6                  (18.1)
Provision (benefit) for income taxes                       (4.0)            (4.4)                 3.9 (f)               (4.5)
                                                ----------------   ---------------     ---------------         ---------------
 Net income (loss)                                $       (11.8)    $      (33.5)       $        31.7           $      (13.6)
                                                ================   ===============     ===============         ===============



(a) Includes the results of operations of the acquired business from May 1, 1996 through June 30, 1996.
(b) To reflect the impact of Holdings not acquiring the operations of one bowling center in Switzerland and one bowling center in Spain.
(c) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Sellers in April 1996.
(d) To reflect the increase in depreciation and amortization expense from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
(e) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.
(f) To give effect to the change in status of certain U.S. and international subsidiaries of Holdings from S corporations to taxable corporations under the Internal Revenue Code upon consummation of the Acquisition.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                                              Pro Forma
                                                                                                              ---------
                                                                  Predecessor                                 AMF Group
                                                                    Company                                 Holdings Inc.
                                                   AMF Group        -------                                 -------------
                                                 Holdings Inc.     Four Months                                Six Months
                                                 -------------        Ended                                     Ended
                                                 Period Ended         -----          Pro Forma                  -----
                                               June 30, 1996 (g)  April 30, 1996    Adjustments             June 30, 1996
                                               -----------------  --------------    -----------             -------------
Operating revenue                                $         73.4    $       164.9   $        (0.8) (h)      $        237.5
                                               -----------------  --------------- ---------------         ----------------
Operating expenses:
  Cost of goods sold                                       23.5             43.1            (0.1) (h)                66.5
  Bowling center operating expenses                        26.7             80.2           (24.4) (h)(i)             82.5
  Selling, general, and administrative
    expenses                                                7.5             35.5           (20.3) (h)(i)             22.7
  Depreciation and amortization                            11.7             15.1             8.1  (j)                34.9
                                               -----------------  --------------- ---------------         ----------------
   Total operating expenses                                69.4            173.9           (36.7)                   206.6
                                               -----------------  --------------- ---------------         ----------------

   Operating income (loss)                                  4.0             (9.0)           35.9                     30.9

Nonoperating expenses:
 Interest expense                                          23.9              4.5            23.8 (k)                 52.2
 Other expenses, net                                        0.3              0.7             -                        1.0
 Interest income                                           (3.8)            (0.6)            -                       (4.4)
                                               -----------------  --------------- ---------------         ----------------
Income (loss) before income taxes                         (16.4)           (13.6)           12.1                    (17.9)
Provision (benefit) for income taxes                       (4.2)            (1.7)            1.5 (l)                 (4.4)
                                               -----------------  --------------- ---------------         ----------------
   Net income (loss)                             $        (12.2)   $       (11.9)  $        10.6           $        (13.5)
                                               =================  =============== ===============         ================

(g) Represents the results of Holdings for the period from the inception date of January 12, 1996 through June 30, 1996.
(h) To reflect the impact of Holdings not acquiring the operations of one bowling center in Switzerland and one bowling center in Spain.
(i) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Sellers in April 1996.
(j) To reflect the increase in depreciation and amortization expense from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
(k) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.
(l) To give effect to the change in status of certain U.S. and international subsidiaries of Holdings from S corporations to taxable corporations under the Internal Revenue Code upon consummation of the Acquisition.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.   INVENTORIES

Inventories at June 30, 1997, and December 31, 1996, consist of the following:


                                                           JUNE 30,       DECEMBER 31,
                                                            1997              1996
                                                       --------------    ---------------
                                                         (UNAUDITED)
            Bowling Products, at FIFO:
             Raw materials                              $     13,603      $     11,683
             Work in progress                                  2,493             2,335
             Finished goods and spare parts                   35,365            23,195
            Bowling Centers, at average cost:
             Merchandise inventory                             5,027             3,788
                                                       --------------    ---------------
                                                        $     56,488      $     41,001
                                                       ==============    ===============



NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997, and December 31, 1996, consists of the following:


                                                                     JUNE 30,               DECEMBER 31,
                                                                       1997                     1996
                                                                -------------------     -------------------
                                                                   (UNAUDITED)
            Land                                                 $       103,004          $        90,512
            Buildings and improvements                                   306,848                  265,461
            Equipment, furniture, and fixtures                           386,580                  304,067
            Other                                                          9,993                    2,631
                                                                -------------------     -------------------
                                                                         806,425                  662,671
            Less: accumulated depreciation and amortization              (62,750)                 (31,875)
                                                                -------------------     -------------------
                                                                 $       743,675           $      630,796
                                                                ===================     ===================

Depreciation and amortization expense related to property and equipment was $30,875 and $7,445 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 6. LONG-TERM DEBT

Long-term debt at June 30, 1997, and December 31, 1996, consists of the following:

                                                                         JUNE 30,          DECEMBER 31,
                                                                           1997                1996
                                                                    ------------------  ------------------
                                                                        (UNAUDITED)
                                                                        -----------
            Bank debt                                                $       677,875      $      564,625
            Exchange senior subordinated notes                               250,000             250,000
            Exchange senior subordinated discount notes                      291,446             274,663
            Mortgage and equipment notes                                       1,970               1,965
                                                                    ------------------  ------------------
             Total debt                                                    1,221,291           1,091,253
            Current maturities                                               (74,876)            (42,376)
                                                                    ------------------  ------------------
             Total long-term debt                                     $    1,146,415      $    1,048,877
                                                                    ==================  ==================

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In May 1997, the Company amended to the Bank Credit Agreement to increase the flexibility and borrowing capacity of its ongoing acquisition program. As a result, the Company increased the availability under the Acquisition Facility to $230.0 million. As of July 31, 1997, $144.0 million was outstanding under the Acquisition Facility.

In July 1997, the Company entered into an interest rate cap agreement to reduce the interest rate risk of its Senior Debt. The notional amount of this cap is $100.0 million. Under the terms of this agreement, the Company receives payment if the three month LIBOR rises above 7.00 percent through March 31, 1998.

Deferred Financing Costs

Costs incurred to obtain bank financing and issue bond financing for the Acquisition are amortized over the lives of the various types of debt. Bank financing costs are amortized over eight years and bond financing costs are amortized over ten years using the effective interest rate method. An interest rate cap agreement included in deferred financing costs is amortized over the term of the agreement beginning November 1, 1996, and ending October 31, 1998. Amortization expense for financing costs was $1,401 and $2,530 for the three months and six months ended June 30, 1997, respectively. Interest expense for the interest rate cap agreement was $456 and $911 for the three months and six months ended June 30, 1997, respectively.

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

NOTE 8.  EMPLOYEE BENEFIT PLANS

The total number of options to purchase shares of Parent Common Stock ("Stock Options") currently reserved and available for grant under the AMF Holdings Inc. 1996 Stock Incentive Plan (the "Stock Incentive Plan") is 1,767,151. On June 11, 1997, the Executive Committee of the Parent's Board of Directors approved the grant of Stock Options to participants of the Stock Incentive Plan to purchase a total of 366,000 shares of Parent Common Stock at an exercise price of $10.00 per share. The number of Stock Options outstanding to senior management, other employees, and directors at June 30, 1997, after giving effect to the grant and to forfeited Stock Options, total 1,418,000 at an exercise price of $10.00 per share.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.   ACQUISITIONS

On April 24, 1997, the Company completed the acquisition of American Recreation Centers, Inc. ("ARC"), which operated 43 bowling centers in six states. The aggregate price of the ARC acquisition was approximately $70 million, including repayment of certain debt and the purchase of related joint venture interests, and was funded from available borrowing under the Acquisition Facility.
Between January 1, 1997 and June 30, 1997, the Company purchased an aggregate of 64 centers in the United States, seven centers in the United Kingdom, two centers in Australia, and certain related assets and liabilities from several unrelated sellers including ARC. The total purchase price was approximately $122.2 million, including certain adjustments and transaction costs, and was funded with $103.5 million from available borrowing under the Company's Acquisition Facility and the remainder from internally generated cash.

In addition, between July 1, 1997, and July 31, 1997, the Company acquired six centers in the United States from two unrelated sellers. The aggregate purchase price was approximately $13.9 million, and was entirely funded from available borrowing under the Acquisition Facility. As a result of the acquisitions, and after giving effect to the closing of six centers in 1997, the Company owned or operated 327 U.S. centers and 87 international centers as of July 31, 1997.

The Company has signed letters of intent and/or entered into purchase agreements in July 1997 regarding the acquisition of 25 additional U.S. centers from several unrelated sellers. The aggregate purchase price is expected to be approximately $49.2 million, and will be funded primarily with available borrowing under the Acquisition Facility.

In April 1997, the Company entered into a $40 million joint venture arrangement with Hong Leong Corporation Limited, a Singapore based conglomerate. Pursuant to the arrangement, the joint venture, to be owned 50% by the Company and 50% by Hong Leong, is expected to build and operate up to 20 bowling centers, during the next three years. These bowling centers, the first of which is expected to open during 1997 in Tianjin, China, will be located in the Philippines, Malaysia, Vietnam, Indonesia, Thailand and China.

In June 1997, the Company signed an agreement to enter into a joint venture arrangement of approximately $100 million with Playcenter S.A., a Sao Paulo based amusement and entertainment company. Pursuant to the arrangement, the joint venture, to be owned 50% by the Company and 50% by Playcenter is expected to build or assume ownership of, and operate, up to 39 bowling centers, in Brazil and Argentina during the next four years.

The Company expects its total investments in the joint ventures with Hong Leong and Playcenter to be approximately $12 million and $14 million, respectively, and expects each joint venture to finance the construction of bowling centers with financing that is non-recourse to the Company.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10.  BUSINESS SEGMENTS

The Company operates in two major lines of business: operating bowling centers and manufacturing of bowling and related products. Information concerning operations in these businesses for the three months ended June 30, 1997 and 1996, respectively, is presented below (in millions):



                                                                           AMF GROUP HOLDINGS INC.
                                       --------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED JUNE 30, 1997

                                                  BOWLING CENTERS            BOWLING PRODUCTS
                                             ------------------------  --------------------------
                                                      INTER-   SUB-             INTER-      SUB-                  ELIM-
                                              U.S.   NATIONAL  TOTAL     U.S.  NATIONAL    TOTAL    CORPORATE   INATIONS     TOTAL
                                              ---    --------  -----     ----  --------    -----    ---------   --------     -----
Revenue from unaffiliated customers        $  66.1   $ 26.5   $ 92.6   $ 24.2  $ 43.7     $ 67.9     $ -         $ -       $ 160.5
Intersegment sales                             -        -        -        3.3     1.5        4.8       -           -           4.8
Operating income (loss)                       (0.3)     3.1      2.8      9.4     4.8       14.2      (4.8)        0.4        12.6
Depreciation and amortization                 13.6      4.7     18.3      4.8     0.3        5.1       -          (0.4)       23.0
Capital expenditures                          15.0      1.5     16.5      1.0     0.2        1.2       1.1        (0.1)       18.7
Research and development expense               -        -        -        0.7     -          0.7       -           -           0.7



                                                                           AMF GROUP HOLDINGS INC.
                                       --------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED JUNE 30, 1997

                                                  BOWLING CENTERS            BOWLING PRODUCTS
                                             ------------------------  --------------------------
                                                      INTER-   SUB-             INTER-      SUB-                  ELIM-
                                              U.S.   NATIONAL  TOTAL     U.S.  NATIONAL    TOTAL    CORPORATE   INATIONS     TOTAL
                                              ---    --------  -----     ----  --------    -----    ---------   --------     -----
Revenue from unaffiliated customers         $ 23.3   $ 16.2   $ 39.5   $ 15.7  $ 18.2     $ 33.9      $ -        $ -        $ 73.4
Intersegment sales                             -        -        -        0.6     1.3        1.9        -          -           1.9
Operating income (loss)                       (3.6)     2.3     (1.3)     4.5     1.2        5.7       (0.2)      (0.2)        4.0
Depreciation and amortization                  6.2      2.6      8.8      3.0     0.1        3.1        -         (0.2)       11.7
Capital expenditures                           1.5      1.7      3.2      0.2     0.2        0.4        -         (0.3)        3.3
Research and development expense               -        -        -        1.1     -          1.1        -          -           1.1

                                                                                    PREDECESSOR COMPANY
                                           ----------------------------------------------------------------------------------------
                                                                               ONE MONTH ENDED APRIL 30, 1996

                                                  BOWLING CENTERS            BOWLING PRODUCTS
                                             ------------------------  --------------------------
                                                      INTER-    SUB-            INTER-      SUB-                  ELIM-
                                              U.S.   NATIONAL   TOTAL    U.S.  NATIONAL    TOTAL    CORPORATE   INATIONS     TOTAL
                                              ---    --------   -----    ----  --------    -----    ---------   --------     -----
Revenue from unaffiliated customers         $  16.9   $  8.5  $  25.4   $  9.4  $  6.8    $ 16.2      $ -         $ -       $ 41.6
Intersegment sales                              -        -        -        0.4     1.3       1.7        -           -          1.7
Operating loss                                (11.7)    (8.2)   (19.9)   (13.4)   (3.4)    (16.8)       -          (0.2)     (36.9)
Depreciation and amortization                   3.5      0.5      4.0      0.3     -         0.3        -          (0.2)       4.1
Capital expenditures                            1.6      1.1      2.7      0.1     -         0.1        -          (0.3)       2.5
Research and development expense                -        -        -        0.4     -         0.4        -           -          0.4

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Information concerning operation of bowling centers and manufacturing of bowling and related products for the six months ended June 30, 1997 and 1996, respectively, is presented below (in millions):


                                                                          AMF GROUP HOLDINGS INC.
                                      --------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED JUNE 30, 1997

                                               BOWLING CENTERS             BOWLING PRODUCTS
                                       -----------------------------  ---------------------------
                                                    INTER-    SUB-              INTER-    SUB-                   ELIM-
                                          U.S.     NATIONAL   TOTAL     U.S.   NATIONAL   TOTAL     CORPORATE   INATIONS    TOTAL
                                          ----     --------   -----     ----   -------    -----     ---------   --------    -----
Revenue from unaffiliated customers     $ 148.7     $ 52.4  $  201.1   $ 47.7   $ 69.3   $ 117.0      $ -        $ -      $  318.1
Intersegment sales                          -          -         -        5.3      2.4       7.7        -          -           7.7
Operating income (loss)                    22.8        5.9      28.7     16.1      5.3      21.4       (8.4)       0.7        42.4
Identifiable assets                       729.0      306.1   1,035.1    615.7     58.2     673.9        5.8        0.6     1,715.4
Depreciation and amortization              25.1        9.2      34.3      9.3      0.6       9.9        -         (0.8)       43.4
Capital expenditures                       19.0        3.0      22.0      1.9      0.4       2.3        1.5       (0.2)       25.6
Research and development expense            -          -         -        0.7      -         0.7        -          -           0.7



                                                                          AMF GROUP HOLDINGS INC.
                                      --------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED JUNE 30, 1997

                                               BOWLING CENTERS             BOWLING PRODUCTS
                                       -----------------------------  ---------------------------
                                                    INTER-    SUB-              INTER-    SUB-                   ELIM-
                                          U.S.     NATIONAL   TOTAL     U.S.   NATIONAL   TOTAL     CORPORATE   INATIONS    TOTAL
                                          ----     --------   -----     ----   -------    -----     ---------   --------    -----
Revenue from unaffiliated customers     $ 23.3     $ 16.2    $ 39.5   $ 15.7   $ 18.2    $ 33.9      $ -         $ -       $ 73.4
Intersegment sales                         -          -         -        0.6      1.3       1.9        -           -          1.9
Operating income (loss)                   (3.6)       2.3      (1.3)     4.5      1.2       5.7       (0.2)       (0.2)       4.0
Depreciation and amortization              6.2        2.6       8.8      3.0      0.1       3.1        -          (0.2)      11.7
Capital expenditures                       1.5        1.7       3.2      0.2      0.2       0.4        -          (0.3)       3.3
Research and development expense           -          -         -        1.1      -         1.1        -           -          1.1

                                                                               PREDECESSOR COMPANY
                                       --------------------------------------------------------------------------------------------
                                                                         FOUR MONTHS ENDED APRIL 30, 1996

                                              BOWLING CENTERS              BOWLING PRODUCTS
                                       -----------------------------   ---------------------------
                                                  INTER-     SUB-                INTER-     SUB-                 ELIM-
                                          U.S.   NATIONAL    TOTAL      U.S.    NATIONAL   TOTAL    CORPORATE   INATIONS    TOTAL
                                          ----   --------    -----      ----    --------   -----    ---------   --------    -----
Revenue from unaffiliated customers     $ 75.0   $ 33.5     $ 108.5    $ 27.7    $ 28.7    $ 56.4      $ -       $ -       $ 164.9
Intersegment sales                         -        -           -         3.4       1.2       4.6        -         -           4.6
Operating income (loss)                    3.6     (2.5)        1.1      (6.5)     (3.1)     (9.6)      (0.5)      -          (9.0)
Depreciation and amortization             11.9      2.5        14.4       1.0       0.2       1.2        -        (0.5)       15.1
Capital expenditures                       5.1      2.3         7.4       0.4       -         0.4        -        (0.9)        6.9
Research and development expense           -        -           -         0.8       -         0.8        -         -           0.8


NOTE 11.  CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial information presents:

    - Consolidating balance sheet as of June 30, 1997, and consolidating statements of income and cash flows for the six months ended June 30, 1997.
    -    Elimination entries necessary to combine the entities comprising
         Holdings.

The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first and second-tier subsidiaries of the Company. Third-tier subsidiaries of the Company have not provided guarantees.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NON-
                                                     GUARANTOR       GUARANTOR
                                                     COMPANIES       COMPANIES          ELIMINATIONS        CONSOLIDATED
                                                     ---------       ---------          ------------        ------------
 ASSETS
 ------
Current assets:
 Cash and cash equivalents                       $      15,651     $           989    $         -        $           16,640
 Accounts and notes receivable, net
  of allowance for doubtful accounts                    55,738               1,382              -                    57,120
 Accounts receivable - intercompany                      2,889               4,609             (7,498)                -
 Inventories                                            54,535               1,953              -                    56,488
 Deferred taxes and other                               11,343               1,867              -                    13,210
                                                ---------------   -----------------  -----------------  --------------------
   Total current assets                                140,156              10,800             (7,498)              143,458
Notes receivable - intercompany                          6,771              10,663            (17,434)                -
Property and equipment, net                            702,932              39,712              1,031               743,675
Investment in subsidiaries                              26,099                 -              (26,099)                -
Goodwill and other assets                              821,781               6,518              -                   828,299
                                                ---------------   -----------------  -----------------  --------------------
   Total assets                                  $   1,697,739     $        67,693    $       (50,000)  $         1,715,432
                                                ===============   =================  =================  ====================
 LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                $      30,786     $         1,971    $         -       $            32,757
 Accounts payable - intercompany                            74               7,424             (7,498)                -
 Accrued expenses                                       49,769               4,781              -                    54,550
 Income taxes payable                                    3,218               1,270              -                     4,488
 Note payable                                           30,000               -                  -                    30,000
 Long-term debt, current portion                        44,876               -                  -                    44,876
                                                ---------------   -----------------  -----------------  --------------------
  Total current liabilities                            158,723              15,446             (7,498)              166,671
Long-term debt                                       1,137,415               9,000              -                 1,146,415
Notes payable - intercompany                             1,327              16,107            (17,434)                -
Other long-term liabilities                              6,383               -                  -                     6,383
Deferred income taxes                                    3,881               1,041              -                     4,922
                                                ---------------   -----------------  -----------------  --------------------
 Total liabilities                                   1,307,729              41,594            (24,932)            1,324,391
                                                ---------------   -----------------  -----------------  --------------------
Commitments and contingencies
Stockholder's equity:
 Common stock                                            -                   3,940             (3,940)                -
 Paid-in capital                                       427,446              24,522            (22,518)              429,450
 Retained earnings (deficit)                           (31,270)              3,174             (4,147)              (32,243)
 Equity adjustment from foreign
  currency translation                                  (6,166)             (5,537)             5,537                (6,166)
                                                ---------------   -----------------  -----------------  --------------------
 Total stockholder's equity                            390,010              26,099            (25,068)              391,041
                                                ---------------   -----------------  -----------------  --------------------
 Total liabilities and stockholder's equity      $   1,697,739     $        67,693    $       (50,000)  $         1,715,432
                                                ===============   =================  =================  ====================

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NON-
                                                              GUARANTOR        GUARANTOR
                                                              COMPANIES        COMPANIES       ELIMINATIONS    CONSOLIDATED
                                                              ---------        ---------       ------------    ------------
Operating revenue                                         $     298,354       $   20,625        $     (911)     $    318,068
                                                         ---------------     ------------      ------------    --------------
Operating expenses:
 Cost of goods sold                                              83,875            2,818              (609)           86,084
 Bowling center operating expenses                              105,290           10,938              (190)          116,038
 Selling, general, and administrative expenses                   28,714            1,458                 -            30,172
 Depreciation and amortization                                   40,632            2,985              (193)           43,424
                                                         ---------------     ------------      ------------    --------------
  Total operating expenses                                      258,511           18,199              (992)          275,718
                                                         ---------------     ------------      ------------    --------------

  Operating income                                               39,843            2,426                81            42,350

Nonoperating expenses (income):
 Interest expense                                                57,180              274                 -            57,454
 Other (income) expense, net                                        (86)           1,079             1,327             2,320
 Interest income                                                   (948)            (107)                -            (1,055)
 Equity in earnings of subsidiaries                                 246                -              (246)                -
                                                         ---------------     ------------      ------------    --------------
  Total nonoperating expenses                                    56,392            1,246             1,081            58,719
                                                         ---------------     ------------      ------------    --------------

  Income (loss) before income taxes                             (16,549)           1,180            (1,000)          (16,369)
  Provision (benefit) for income taxes                           (5,617)           1,426                 -            (4,191)
                                                         ---------------     ------------      ------------    --------------
  Net loss                                                $     (10,932)      $     (246)       $   (1,000)    $     (12,178)
                                                         ===============     ============      ============    ==============

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                               NON-
                                                            GUARANTOR        GUARANTOR
                                                            COMPANIES        COMPANIES           ELIMINATIONS       CONSOLIDATED
                                                            ---------        ---------           ------------       ------------
Cash flows from operating activities:
 Net loss                                                  $   (10,932)       $     (246)        $     (1,000)      $    (12,178)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                                40,632             2,985                 (193)            43,424
   Deferred income taxes                                        (1,775)              -                    -               (1,775)
   Amortization of bond discount                                16,788               -                    -               16,788
   Equity in earnings of subsidiaries                             (246)              -                    246                -
   Loss on the sale of property and equipment, net                  94               -                    -                   94
   Changes in assets and liabilities:
    Accounts and notes receivable                              (17,750)             (192)                 -              (17,942)
    Receivables and payables - affiliates                       (4,502)            4,502                  -                  -
    Inventories                                                (15,383)             (494)                 -              (15,877)
    Other assets                                               (20,128)             (774)                (492)           (21,394)
    Accounts payable and accrued expenses                          (50)            1,482                  -                1,432
    Income taxes payable                                         1,745               503                  -                2,248
    Other long-term liabilities                                 13,345               -                    -               13,345
                                                          --------------     ------------       ---------------    ---------------
   Net cash provided by (used in) operating activities           1,838             7,766               (1,439)             8,165
                                                          --------------     ------------       ---------------    ---------------

Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired        (105,444)          (16,721)                 -             (122,165)
 Purchases of property and equipment                           (24,228)           (1,523)                 112            (25,639)
 Proceeds from sale of property and equipment                      268               -                    -                  268
                                                          --------------     ------------       ---------------    ---------------
   Net cash provided by (used in) investing activities        (129,404)          (18,244)                 112           (147,536)
                                                          --------------     ------------       ---------------    ---------------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred
  financing costs                                              124,500             9,000                                 133,500
 Payment on long-term debt                                     (20,250)              -                    -              (20,250)
 Dividend to Parent                                               (500)           (1,327)               1,327               (500)
 Noncompete obligations                                           (322)              -                    -                 (322)
                                                          --------------     ------------       ---------------    ---------------
  Net cash provided by financing activities                    103,428             7,673                1,327            112,428
                                                          --------------     ------------       ---------------    ---------------
  Effect of exchange rates on cash                                 112               (97)                 -                   15
                                                          --------------     ------------       ---------------    ---------------
  Net decrease in cash                                         (24,026)           (2,902)                 -              (26,928)
  Cash and cash equivalents at beginning of period              39,677             3,891                  -               43,568
                                                          --------------     ------------       ---------------    ---------------
  Cash and cash equivalents at end of period               $    15,651        $      989         $        -         $     16,640
                                                          ==============     ============       ===============    ===============

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                 OPERATIONS

Information in this report contains certain forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the company or any other person that the objectives or plans of the Company will actually be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to identify and successfully execute acquisition opportunities and to integrate acquired operations into its business, (ii) the continued development and growth of new bowling markets and the Company's ability to continue to identify those markets and to generate sales of products in those markets before market saturation, (iii) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (iv) the Company's ability to retain experienced senior management, (v) the ability of the Company and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, and (vi) the popularity of bowling as an activity in the United States and abroad. In addition, actual results may also differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, among other things: (i) a decline in general economic conditions,
(ii) an adverse judgment in pending or future litigation, and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


BACKGROUND

This discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements (unaudited) and Notes thereto included elsewhere within this report.

Management believes that a comparison of the results of operations for the three and six months ended June 30, 1997 and 1996, on a pro forma basis is more meaningful than a comparison on an historical basis. This is due primarily to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition, and from the increased interest expense due to the debt incurred related to the Acquisition. Accordingly, the following discussion of the results of operations includes comparisons of the three and six months ended June 30, 1997, on an historical basis, with pro forma results for the three and six months ended June 30, 1996. See "Note 3. Pro Forma Results of Operations" in the Notes to the Consolidated Financial Statements.

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

GENERAL

The Company is principally engaged in two business segments: (i) the ownership and operation of 321 U.S. centers and 87 international centers ("Bowling Centers") as of June 30, 1997; and (ii) the design, manufacture and sale of bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare and replacement parts ("Bowling Products").

To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, this Management's Discussion and Analysis of Financial Condition and Results of Operations separately discusses certain results of Bowling Centers and Bowling Products.

The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The two European centers that were not acquired by the Company, as discussed in "Note 1. Organization" in the Notes to the Consolidated Financial Statements, are included in the 1996 actual Predecessor Company results and excluded from 1996 pro forma results. The two centers have no material impact on the Company's financial statements or on the information presented in this section.

Results presented below are before intersegment eliminations, since management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.

ACQUISITIONS

The Company is prepared to acquire or build additional centers as appropriate opportunities arise. The Company is engaged in ongoing evaluations of and discussions with third parties regarding possible acquisitions. Management's plans to expand the bowling center operations are subject to the continuation of favorable economic and financial conditions, which are generally not within the Company's control.

Between January 1, 1997 and June 30, 1997, the Company acquired an aggregate of 64 centers in the United States, seven centers in the United Kingdom, and two centers in Australia from several unrelated sellers. In April 1997, the Company entered into a joint venture arrangement with Hong Leong Corporation Limited, a Singapore based conglomerate. In June 1997, the Company signed an agreement to enter into a joint venture arrangement with Playcenter, S.A., a Sao Paulo based amusement and entertainment company. See "Note 9. Acquisitions" in the Notes to Consolidated Financial Statements for a discussion of these transactions.

                            AMF GROUP HOLDINGS INC.
                            SELECTED FINANCIAL DATA
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)



                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------  ------------------------------
                                                                     AMF GROUP HOLDINGS INC.           AMF GROUP HOLDINGS INC.
                                                               ---------------------------------  ------------------------------
                                                                                   PRO FORMA                        PRO FORMA
                                                                                 --------------                  ---------------
                                                                      1997           1996               1997          1996
                                                                      ----           ----               ----          ----
BOWLING CENTERS (before intersegment eliminations)
Operating revenue                                                 $      92.6     $     64.7         $    201.1     $    147.2
                                                                 -------------   ------------       ------------   -------------
Cost of goods sold                                                        8.9            5.8               18.3           12.6
Bowling center operating expenses                                        61.0           41.4              116.6           83.3
Selling, general, and administrative expenses                             1.6            1.8                3.2            3.0
Depreciation and amortization                                            18.3           16.9               34.3           26.1
                                                                 -------------   ------------       ------------   -------------
Operating income (loss)                                                   2.8           (1.2)              28.7           22.2
                                                                 =============   ============       ============   =============

BOWLING PRODUCTS (before intersegment eliminations)
Operating revenue                                                 $      72.7     $     53.8         $    124.7     $     96.8
Cost of goods sold                                                       43.5           32.6               74.7           58.2
                                                                 -------------   ------------       ------------   -------------
Gross profit                                                             29.2           21.2               50.0           38.6

Selling, general and administrative expenses                              9.9            7.7               18.7           15.7
Depreciation and amortization                                             5.1            5.0                9.9            9.4
                                                                 -------------   ------------       ------------   -------------
Operating income (loss)                                           $      14.2     $      8.5         $     21.4     $     13.5
                                                                 =============   ============       ============   =============

CONSOLIDATED
Operating revenue                                                  $    160.5     $    114.8         $    318.1     $    237.5
                                                                 -------------   ------------       ------------   -------------
Cost of goods sold                                                       48.0           35.9               86.1           66.5
Bowling center operating expenses                                        60.7           40.8              116.0           82.5
Selling, general and administrative expenses                             16.2           11.2               30.2           22.7
Depreciation and amortization                                            23.0           21.6               43.4           34.9
                                                                 -------------   ------------       ------------   -------------
Operating income (loss)                                                  12.6            5.3               42.4           30.9
Interest expense, gross                                                  29.8           25.6               57.5           52.2
Other (income) expense, net                                               0.4           (2.2)               1.3           (3.4)
                                                                 -------------   ------------       ------------   -------------
Loss before income taxes                                                (17.6)         (18.1)             (16.4)         (17.9)
Provision for income taxes                                               (5.3)          (4.5)              (4.2)          (4.4)
                                                                 -------------   ------------       ------------   -------------
Net loss                                                           $    (12.3)    $    (13.6)        $    (12.2)    $    (13.5)
                                                                 =============   ============       ============   =============


BOWLING CENTERS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Of the $27.9 million, or 43.1%, increase in Bowling Centers operating revenue, $27.0 million was attributable to new centers, of which $24.8 million was from U.S. centers, and $2.2 million was from international centers, that were acquired since May 1996. Constant centers (defined as centers in operation for at least one full fiscal year) operating revenue increased $2.2 million, or 3.5%, primarily as a result of higher lineage (defined as games per lane per day), average price per game, and food and beverage prices in the U.S. centers. The constant center increase was net of a $1.0 million decrease in revenue from the Japanese centers in 1997 which was primarily caused by recent poor economic conditions in Japan. A decrease in total Bowling Center operating revenue of $1.3 million was attributable to seven U.S. centers which were closed in May 1996, and February and May, 1997, respectively.

Cost of goods sold increased $3.1 million, or 53.4%, primarily as a result of new centers.

Of the $19.6 million, or 47.3%, increase in Bowling Centers operating expenses, approximately $18.7 million was attributable to new centers. Of this amount, new U.S. and international centers accounted for approximately $17.5 million and $1.2 million, respectively. As a percentage of its revenue, Bowling Centers operating expenses were 64.0% for the quarter ended June 30, 1996, on a pro forma basis, versus 65.9% for the quarter ended June 30, 1997.

A decrease of $0.2 million, or 11.1%, in selling, general, and administrative expenses was attributable to savings associated with closed centers, partially offset by additional expenses due to new centers.

An increase of $5.4 million, or 34.4%, in EBITDA was attributable to new centers. EBITDA margin decreased from 24.3% for the quarter ended June 30, 1996, on a pro forma basis, to 22.8% for the quarter ended June 30, 1997. EBITDA margin was affected, as expected, by the increasing proportion of U.S. centers purchased. U.S. centers typically have lower margins in the second quarter compared to international centers and compared to U.S. margins in the first and fourth quarters of the year, primarily because revenues decline in the second quarter as fall leagues finish the season.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Of the $53.9, or 36.6%, increase in Bowling Centers operating revenue, $52.5 million was attributable to new centers, of which $48.8 million was from U.S. centers, and $3.7 million was from international centers. An increase of $2.8 million, or 1.9%, in constant centers revenue was primarily a result of an increase in revenue in the Northeast region of the U.S., a region in which the Company has a large number of centers and which experienced severe weather conditions during the first quarter of 1996. The increase in constant centers revenue in the first six months of 1997 compared to the same period in 1996 was net of $1.0 million additional revenue in 1996 due to leap year, and a $1.6 million decrease in revenue from the Japanese centers in 1997, which was primarily caused by recent poor economic conditions in Japan. A decrease in operating revenue of $1.4 million was attributable to seven U.S. centers which were closed in May 1996, and February and May, 1997, respectively.


Cost of goods sold increased $5.7 million, or 45.2%, primarily as a result of new centers.

Of the increase of $33.3 million, or 40.0%, in operating expenses, approximately $31.4 million was attributable to new centers, of which $29.4 million was attributable to U.S. centers and $2.0 million was attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 56.6% for the six months ended June 30, 1996, on a pro forma basis, versus 58.0% for the six months ended June 30, 1997.

An increase of $0.2 million, or 6.7%, in selling, general, and administrative expenses was primarily attributable to new centers.

Of the increase of $14.7 million, or 30.4%, in EBITDA was attributable to new centers. EBITDA margin decreased from 32.8% for the six months ended June 30, 1996, on a pro forma basis, to 31.3% for the six months ended June 30, 1997. EBITDA margin for the six months period ended June 30 was affected, as expected, by the increasing proportion of U.S. centers purchased. U.S. centers typically have lower margins in the second quarter compared to international centers and compared to U.S. margins in the first and fourth quarters of the year, primarily because revenues decline in the second quarter as fall leagues finish the season.


BOWLING PRODUCTS

Bowling Products consists of three categories of products -- New Center Packages (NCPs), Modernization, and Consumer Products. NCPs include the equipment necessary to outfit new or systems expand existing bowling centers, such as pinspotters, lanes, automatic scoring systems, bowler seating, ball returns, masking units, bumpers, etc. Modernization is the equipment necessary to upgrade and modernize existing bowling centers and includes many of the same items sold in NCPs, but in differing combinations depending on operators' specific needs. Consumer Products includes supplies and consumable items that bowling center operators use on a regular basis such as pins, spare parts and lane supplies; small equipment such as lane maintenance machines that operators purchase less frequently but use on a regular basis; and resale products, such as balls, bags, shoes, and other bowlers' aids, sold primarily through pro shops. Consumer Products also includes PlayMaster billiard tables. Most NCPs also include some Consumer Products, such as pins, lane cleaning machines, house balls, etc., that operators need to completely outfit their centers. AMF brands include 8800 Gold and 8290 pinspotters, AccuScore automatic scoring, HPL synthetic lanes, Century lane machines, Dimensions masking units, and Xtreme glow-in-the-dark packages.

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Bowling Products operating revenue increased by $18.9 million, or 35.1%, primarily as a result of an increase of $18.3 million, or 88.4%, in NCP revenue, and an increase of $0.3 million, or 0.9%, in Modernization and Consumer Products revenues. The increase in NCP revenue was due to an overall increase in NCP sales of 450 units which occurred primarily in China, Malaysia and the Americas. See--"Seasonality and Cyclicality".

Total gross profit from Bowling Products increased by $8.0 million, or 37.7%, primarily as a result of increased NCP sales. Gross profit margin was 39.4% and 40.2% for the three months ended June 30, 1996 and 1997, respectively.

Bowling Products selling, general and administrative expenses increased by $2.2 million, or 28.6%, as a result of an increase of $1.2 million primarily attributable to increased payroll and facilities expenses relating to the staffing of the Company's international sales and service offices, an increase of $1.3 million attributable to increased advertising and promotion expenses in the U.S. locations. These increases were offset by a decrease of $0.3 million attributable to payroll, facilities and related expenses at U.S. locations.

EBITDA margin increased from 25.1% to 26.6% primarily due to the increased NCP revenue, offset in part by the increased expenses discussed above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Bowling Products operating revenue increased by $27.9 million, or 28.8%, primarily due to an increase of $25.3 million, or 67.5%, in NCP revenue, and an increase of $2.0 million, or 3.4%, in Modernization and Consumer Products revenue. The increase in NCP revenue was due to an overall increase in NCP sales of 781 units which occurred primarily in China, Malaysia, the Americas and Japan. See "--Seasonality and Cyclicality".

Total gross profit from Bowling Products increased by $11.4 million, or 29.5%, primarily as a result of increased NCP sales. Gross profit margin was 39.9% and 40.1% for the six months ended June 30, 1996 and 1997, respectively.

Bowling Products selling, general and administrative expenses increased by $3.0 million, or 19.1%, primarily as a result of a $2.4 million increase attributable to payroll and facilities expenses related to staffing the Company's international sales and service offices, and an increase of $1.5 million attributable to advertising and promotion expenses in the U.S. locations. These increases were offset by a decrease of $0.9 million in payroll, facilities and related expenses at U.S. locations.

EBITDA margin increased from 23.7% to 25.1% primarily due to the increased NCP revenue, offset in part by the increased expenses discussed above.


CONSOLIDATED

Depreciation and Amortization

Depreciation and amortization increased by $1.4 million, or 6.5%, in the quarter, and $8.5 million, or 24.4%, in the six months ended June 30, 1997 over the comparable periods in the prior year. The increases for the second quarter and the six months were attributable to Bowling

Centers and were primarily due to depreciation of property and equipment of centers acquired since May 1996 and incremental depreciation expense incurred as a result of capital expenditures.

Interest Expense

Gross interest expense increased by $4.2 million, or 16.4%, in the quarter, and $5.3 million, or 10.2%, in the six months ended June 30, 1997 over the comparable period in the prior year. The increases for the quarter and the six months were both primarily due to interest paid on increased levels of bank debt as a result of the acquisitions described above. See "--Liquidity and Capital Resources" for further discussion of bank debt. Non-cash bond interest amortization totaled $8.5 million and $16.8 million for the quarter and six months ended June 30, 1997, respectively.

Net Loss

Net loss decreased $1.3 million, or 9.6%, in the quarter, and six months ended June 30, 1997 as a result of increases in revenues and EBITDA discussed above on a segment basis offset by increases in depreciation expense and the current tax provision for the Company.

Income Taxes

When they were owned by the Sellers, certain companies within the Predecessor Company elected S corporation status under the Internal Revenue Code. As S corporations, the companies were historically liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions. All other domestic income taxes were the responsibility of the stockholders. The international branches of the S corporations and other international entities historically filed income tax returns and paid taxes in their respective countries. The prior stockholders historically received a tax credit, subject to certain limitations, in their U.S. federal income tax returns for international taxes paid by the international branches of the S corporations and certain other international entities.

Upon consummation of the Acquisition, the U.S. subsidiaries of the Company, which had been S corporations, became taxable corporations under the Internal Revenue Code.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources compares Holdings' results for the six months ended June 30, 1997 with the six months ended June 30, 1996, on an historical basis.

The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1996 was $7.9 million compared to a negative $23.2 million as of June 30, 1997, a decrease of $31.1 million. Cash decreased $27.0 million primarily as a result of payments on bank debt and internal funding of certain bowling center acquisitions, and the note payable increased $30.0 million as a result of drawing down available borrowings under the Working Capital Facility to fund increases in working capital. Accounts receivable increased $14.5 million primarily as a result of increased NCP revenues, and inventory increased $15.5 million in advance of future shipments. These increases in working capital were partially offset by a decrease of $4.1 million caused by changes in other current assets and liabilities.

Net cash flows used in operating activities were $ 28.0 million for the six months ended June 30, 1996 compared to net cash provided of $8.2 million for the six months ended June 30, 1997, a difference of $36.2 million. Net cash provided resulted from a decrease of $0.1 million in net loss, an increase of $31.7 million in depreciation and amortization primarily as a result of application of the purchase method of accounting for the Acquisition, an increase of $8.0 million in amortization of the discount related to bonds used to partially fund the Acquisition, a net loss of $0.1 million on the sale of property and equipment, a net change of $3.3 million in deferred taxes and income taxes payable, and a change of $19.8 million in other assets and liabilities. Net cash used resulted from an increase of $14.3 million in accounts receivable primarily resulting from the increased levels of NCP sales compared to the same period in 1996, and an increase of $12.5 million in inventory primarily reflecting the increased backlog of NCP orders to be shipped after June 30, 1997.

Net cash flows used in investing activities were $1,336.3 million for the six months ended June 30, 1996 compared to net cash flows used of $147.5 million for the six months ended June 30, 1997. During the six months ended June 30, 1996, cash flows used for the Acquisition totaled $1,333.0 million, capital spending was $3.3 million and other investing cash flows provided were $0.1 million. During the six months ended June 30, 1997, acquisitions of centers totaled $122.2 million, capital spending was $25.6 million, and other cash flows provided by investing activities were $0.3 million. See "Note 9. Acquisitions" and "Capital Expenditures" for additional discussion of these investing activities.

Net cash provided by financing activities was $1,409.8 million for the six months ended June 30, 1996 compared to net cash provided of $112.4 million for the six months ended June 30, 1997. During the six months ended June 30, 1996, cash flows were primarily provided by $1,029.9 million of proceeds of long term debt and $380.3 million from a capital contribution, both of which were used to fund the Acquisition. During the six months ended June 30, 1997, cash flows were primarily provided by drawing down $103.5 million and $30.0 million from available borrowings under the Acquisition Facility and the Working Capital Facility, respectively, to fund the acquisitions of bowling centers discussed above and to fund increases in working capital. During 1997, funds were used primarily for the payment of long term debt totaling $20.3 million, and a dividend of $0.5 million to the Parent on February 28, 1997, for the repurchase of common stock.

As a result of the aforementioned, cash increased by $45.1 million for the six months ended June 30, 1996 compared to a decrease of $26.9 million for the six months ended June 30, 1997.

As a result of the Acquisition, the Company's total indebtedness increased substantially. At June 30, 1997, the Company's debt structure consisted of Senior Debt of $679.9 million, senior subordinated notes of $250.0 million and senior subordinated discount notes of $291.4 million. At June 30, 1997, the Company was also capitalized with equity of $391.4 million. Subject to certain conditions, the Company also has the ability to borrow $50.0 million for general corporate purposes pursuant to a Working Capital Facility and up to $230.0 million for acquisitions pursuant to the Acquisition Facility. At June 30, 1997, $112.0 million and $30.0 million was outstanding under the Acquisition Facility and the Working Capital Facility, respectively. Between June 30, 1997 and July 31, 1997, additional borrowings under the Acquisition facility totaled $32.0 million and were used to fund the acquisitions of bowling centers. In addition, the Company borrowed an additional $10.0 million under the Working Capital Facility to fund increases in working capital. At July 31, 1997, $144.0 million and $40.0 million was outstanding under the Acquisition Facility and the Working Capital Facility, respectively.

The Company funds its cash needs through cash flow from operations, existing cash balances and the Working Capital Facility and Acquisition Facility. A substantial portion of the Company's available cash will be applied to service the indebtedness incurred to finance the Acquisition.

The indentures and the Bank Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions.

In May 1997, the Company completed an amendment to the Bank Credit Agreement which increased the availability under the Acquisition Facility to $230.0 million. In July 1997, the Company entered into an interest rate cap agreement to reduce the interest rate risk of its Senior Debt. The notional amount of this cap is $100.0 million. See "Note 6. Long-term Debt" for additional discussion of these agreements.

The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management believes that available cash flow, together with available borrowings under the Bank Credit Agreement and other sources of liquidity, are adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Exchange Notes. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Exchange Notes, or that any refinancing would be available on commercially reasonable terms or at all.

Capital Expenditures

For the six months ended June 30, 1997, the Company's actual capital expenditures were $25.6 million compared to $10.2 million, on a pro forma basis (defined as expenditures of the acquired business from January 1 through June
30), for the six months ended June 30, 1996. The increase was primarily due to an ongoing modernization program in Bowling Centers, a new point-of-sale information system in U.S. centers, new Company wide information systems, and construction of a new 40 lane, state-of-the-art family entertainment center in New York City.

The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash and the Acquisition Facility. See "Note 9. Acquisitions" in the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" for discussions of funding of acquisitions of new centers.

Seasonality and Cyclicality

On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of Bowling Centers operations across different regions of the U.S. and across ten different countries, along with the bowling industry's historic insulation to recessions, has provided stability to the Company's annual cash flows.
Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of these operations has helped reduce this seasonality. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, the seasonality described above may be accentuated. In Australia, where the Company has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. The Company's cash flows are further stabilized by the location of many centers in markets where the climates have high average temperatures and high humidity. In the United States, during the summer months when league bowling is generally less active, the Company's centers in the southern U.S. continue to show strong performance. The same applies internationally in countries with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities. See "Note 10. Business Segments" for geographic information on the Company's business.

The NCP segment of Bowling Products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., Japan, Korea, Taiwan,) which, in the Company's experience, last five years or more. These growth patterns do not seem to be closely tied to general economic cycles.

Modernization and Consumer Products sales display significant seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of leagues in the fall of each year. Operators typically sign buying agreements, particularly for replacement equipment, during the first four months of the year, after they receive winter league revenue indications. Equipment is shipped and installed during the summer months, when leagues are generally less active. Sales of modernization equipment, such as automatic scoring and synthetic lane overlays, are less predictable and fluctuate more than the replacement equipment because of the extended life cycles of these major products, which range from four to ten years.

International Operations

For the six months ended June 30, 1997, 26.1% of Bowling Centers operations revenue was generated by international centers. Historically, the Company has not engaged in any significant hedging activities.

For the six months ended June 30, 1997, 57.3% of Bowling Products sales were made through international sales offices and distributors. To minimize credit and international exchange risk, equipment is sold primarily using letters of credit denominated in U.S. dollars. Letters of credit are usually received before shipments leave U.S. ports. International sales offices sell some products in local currency, but adjust pricing, to the extent that market conditions permit, with changes in exchange rates. This policy enables the Bowling Products operations generally to avoid any material adverse effect from exchange rate fluctuations. Management believes that this policy should continue to protect the Company from material adverse consequences of exchange rate fluctuations, except in the event of severe international exchange rate volatility.

Backlog: Recent NCP Sales

The total NCP backlog as of June 30, 1997 was 2,182 units which is a 51.1% increase over the June 30, 1996 backlog of 1,444 units, and a 53.0% increase over the December 31, 1996 backlog of 1,426 units. The increased backlog was directly attributable to strong NCP orders generated throughout the world as a result of an aggressive program to increase sales in established markets and develop bowling in emerging markets. The backlog as of June 30, 1997 reflected a significant number of orders from customers in China, Malaysia, North and South America, Japan and Europe.

NCP sales for the first six months of 1997 totaled $62.8 million, a 67.5% increase over the same period in 1996. The significant increase was attributable to the market development and sales programs implemented in the second half of 1996 and in 1997 which are designed to maximize NCP sales activity in a variety of marketplaces of the world. While China is a large market for NCP sales and backlog, other markets such as South America, India, Poland, Russia, and the Middle East are also represented and being developed as a result of the market development and sales programs discussed above.

On December 28, 1995, the State Council of China announced the reform and adjustment of its policy towards foreign invested joint ventures. Joint ventures importing capital equipment, including bowling equipment, are required to pay customs duty and Value Added Tax ("VAT") on such equipment, though certain grandfather rule exemptions will apply. For bowling equipment, the current customs duty rate is 50%, while the VAT rate is 17%. Prior to the change in policy, the joint ventures were exempt from customs duty and VAT on most imported capital equipment, including bowling equipment. This concession has been extended until December 31, 1997. Management believes that this change in policy will not have a material effect on its results of operations.

Impact of Inflation

The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have an adverse effect on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenue.

Environmental Matters

The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the Company's knowledge, its operations are in material compliance with the terms of all applicable environmental laws and regulations.

The Company currently and from time to time is subject to environmental claims. It is the opinion of management that the various asserted claims and litigation in which the Company currently is involved are not likely to have a material adverse effect on its financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

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

On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc., d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pa. (Index No. 96-75), asserted a third-party claim against AMF Bowling Inc. ("AMF Bowling") and other parties. Defendant, Golden Giant, Inc. ("Golden Giant"), a construction company, was originally named as the sole defendant by a bowling center (not owned or operated by the Company) in connection with the collapse of the center's roof in early 1994. Golden Giant named AMF Bowling as an additional defendant, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3.5 million and Golden Giant asserts that, if plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling. The matter was scheduled to go to trial during September 1997.
On March 25, 1997, an order was entered dismissing AMF Bowling from the lawsuit, which continues against the other defendants. The plaintiff has appealed the order dismissing AMF Bowling. No decision has been rendered by the appeals court.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
                 10.1 Amendment No. 2 to the Amended and Restated Credit Agreement dated as of June 30, 1997.
                 10.2     Interest Rate Cap Agreement dated July 2, 1997.
                 27 Financial Data Schedule for the six months ended June 30, 1997. (SEC filing only)
                 99 Second quarter, 1997, earnings release dated August 14, 1997. (SEC filing only)

(b)      Reports on Form 8-K:  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Group Inc.
(Registrant)


/s/ Stephen E. Hare                               August 14, 1997
--------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer)


/s/ Michael P. Bardaro                            August 14, 1997
--------------------------
Michael P. Bardaro
Vice President, Secretary and
Corporate Controller
(Chief Accounting Officer)