Form 10-Q
period 1997-09-30
AMF BOWLING WORLDWIDE INC
filed 1997-11-14
CIK 1015535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(Mark One)
    X             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
  -----           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       or

                  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
  -----           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-12131
                              ---------------------

                           AMF BOWLING WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                 13-3873272
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                 8100 AMF Drive
                            Richmond, Virginia 23111
          (Address of principal executive offices, including zip code)
                              --------------------
                                 (804) 730-4000
              (Registrant's telephone number, including area code)
                              --------------------
                                 AMF GROUP INC.

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X| . No      .
                                      -----    ------

At November 1, 1997, 100 shares of common stock, par value $.01 per share, of the Registrant were outstanding.


PART I
Item 1. Financial Statements

                                              AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                           September 30,          December 31,
                                                                                               1997                   1996
                                                                                        --------------------  --------------------
                                                                                            (unaudited)
   Assets
Current assets:
   Cash and cash equivalents                                                                       $ 31,937              $ 43,568
   Accounts and notes receivable, net of allowance for
     doubtful accounts of $4,376 and $4,492, respectively                                            81,419                42,625
   Inventories                                                                                       59,816                41,001
   Deferred taxes and other                                                                          14,449                11,178
                                                                                        --------------------  --------------------
     Total current assets                                                                           187,621               138,372
Property and equipment, net                                                                         797,654               630,796
Deferred financing costs, net                                                                        38,476                40,595
Goodwill, net                                                                                       770,012               771,146
Other assets                                                                                         25,485                12,964
                                                                                        ====================  ====================
   Total assets                                                                                 $ 1,819,248           $ 1,593,873
                                                                                        ====================  ====================

   Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable                                                                                $ 36,625              $ 31,563
   Accrued expenses                                                                                  53,590                54,357
   Income taxes payable                                                                               6,306                 2,220
   Note payable                                                                                      47,500                     -
   Long-term debt, current portion                                                                   45,500                42,376
                                                                                        --------------------  --------------------
     Total current liabilities                                                                      189,521               130,516
Long-term debt                                                                                    1,207,978             1,048,877
Other long-term liabilities                                                                           4,312                 1,851
Deferred income taxes                                                                                 3,816                 3,895
                                                                                        --------------------  --------------------
   Total liabilities                                                                              1,405,627             1,185,139
                                                                                        --------------------  --------------------
Commitments and contingencies
Stockholder's equity:
   Common stock (par value $.01 per share, 100 shares
     issued and outstanding)                                                                              -                     -
   Paid-in capital                                                                                  465,050               429,450
   Retained deficit                                                                                 (42,026)              (19,565)
   Equity adjustment from foreign
     currency translation                                                                            (9,403)               (1,151)
                                                                                        --------------------  --------------------
   Total stockholder's equity                                                                       413,621               408,734
                                                                                        --------------------  --------------------

   Total liabilities and stockholder's equity                                                   $ 1,819,248           $ 1,593,873
                                                                                        ====================  ====================



The accompanying notes are an integral part of these condensed consolidated balance sheets.



                                              AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)
                                                           (in thousands)

                                                                                                                        Predecessor
                                                                        AMF Group Holdings Inc.                           Company
                                                       -----------------------------------------------------------   ---------------
                                                            Three Months Ended            Nine Months Ended             Four Months
                                                              September 30,                 September 30,                  Ended
                                                       ----------------------------- -----------------------------
                                                           1997           1996            1997         1996 *         April 30, 1996
                                                           ----           ----            ----         ------         --------------

Operating revenue                                          $ 187,526      $ 131,760       $ 505,594     $ 205,183        $ 164,944
                                                       -------------- -------------- -----------------------------   --------------

Operating expenses:
   Cost of goods sold                                         64,396         44,998         150,480        68,511           43,118
   Bowling center operating expenses                          65,123         42,047         181,161        68,836           80,156
   Selling, general, and administrative expenses              17,054         12,503          47,226        19,875           35,557
   Depreciation and amortization                              23,387         17,882          66,811        29,636           15,097
                                                       -------------- -------------- -----------------------------   --------------
     Total operating expenses                                169,960        117,430         445,678       186,858          173,928
                                                       -------------- -------------- -----------------------------   --------------

     Operating income (loss)                                  17,566         14,330          59,916        18,325           (8,984)

Nonoperating expenses (income):
   Interest expense                                           31,727         26,284          89,181        50,157            4,504
   Other expenses, net                                         1,244            759           3,564         1,082              721
   Interest income                                              (401)          (383)         (1,456)       (4,135)            (611)
                                                       -------------- -------------- -----------------------------   --------------
     Total nonoperating expenses                              32,570         26,660          91,289        47,104            4,614
                                                       -------------- -------------- -----------------------------   --------------

     Loss before income taxes                                (15,004)       (12,330)        (31,373)      (28,779)         (13,598)
     Benefit for income taxes                                 (4,721)        (7,076)         (8,912)      (11,281)          (1,731)
                                                       -------------- -------------- ---------------   -----------  ---------------
     Net loss                                              $ (10,283)      $ (5,254)      $ (22,461)    $ (17,498)       $ (11,867)
                                                       ============== ============== ===============   ===========  ===============



* For the period from the inception date of January 12, 1996 through September 30, 1996 which includes results of operations of the acquired business from May 1, 1996 through September 30, 1996.


The accompanying notes are an integral part of these condensed consolidated financial statements.



                                              AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                           (in thousands)

                                                                                                                    Predecessor
                                                                                                                      Company
                                                                                AMF Group Holdings Inc.             Four Months
                                                                            Nine Months Ended September 30,             Ended
                                                                       -------------------------------------
                                                                              1997                  1996 *         April 30, 1996
                                                                              ----                  ------         --------------
Cash flows from operating activities:
  Net loss                                                                 $ (22,461)             $ (17,498)          $ (11,867)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                             66,811                 29,636              15,097
    Deferred income taxes                                                     (2,912)                (5,527)                414
    Amortization of bond discount                                             25,507                 16,866                   -
    Loss (gain) on the sale of property and equipment, net                        96                    (25)                  -
    Changes in assets and liabilities:
      Accounts and notes receivable, net                                     (35,326)               (17,281)              6,319
      Inventories                                                            (19,857)                (2,488)             (3,631)
      Other assets                                                           (18,141)               (51,905)             (1,068)
      Accounts payable and accrued expenses                                    4,992                  8,133               8,713
      Income taxes payable                                                     4,253                  1,754              (5,745)
      Other long-term liabilities                                             (1,506)                   397              (1,605)
                                                                       -------------- ----------------------     ---------------
   Net cash provided by (used in) operating activities                         1,456                (37,938)              6,627
                                                                       -------------- ----------------------     ---------------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                     (192,395)            (1,331,982)                  -
  Purchases of property and equipment                                        (42,589)                (7,886)             (6,874)
  Proceeds from the sale of property and equipment                             3,644                    849               2,989
                                                                       -------------- ----------------------     ---------------
   Net cash used in investing activities                                    (231,340)            (1,339,019)             (3,885)
                                                                       -------------- ----------------------     ---------------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs              210,000              1,034,930                   -
  Payment on long-term debt                                                  (25,782)                (9,550)             (3,812)
  Payments on notes payable - stockholders, net                                    -                      -              24,668
  Capital contributions                                                       35,600                380,250              24,805
  Dividend to Parent                                                            (500)                     -                   -
  Distributions to stockholders                                                    -                      -             (36,721)
  Noncompete obligations                                                        (478)                  (575)                (36)
                                                                       -------------- ----------------------     ---------------
   Net cash provided by financing activities                                 218,840              1,405,055               8,904
                                                                       -------------- ----------------------     ---------------
   Effect of exchange rates on cash                                             (587)                  (854)                535
                                                                       -------------- ----------------------     ---------------
   Net (decrease) increase in cash                                           (11,631)                27,244              12,181
   Cash and cash equivalents at beginning of period                           43,568                      -               9,732
                                                                       -------------- ----------------------     ---------------
   Cash and cash equivalents at end of period                               $ 31,937               $ 27,244            $ 21,913
                                                                       ============== ======================     ===============





* For the period from the inception date of January 12, 1996 through September 30, 1996 which includes cash flows of the acquired business from May 1, 1996 through September 30, 1996.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the interim periods. The interim financial information and notes thereto should be read in conjunction with the April 30, 1996, and December 31, 1995 audited combined financial statements of AMF Bowling Group (the "Predecessor Company") and the December 31, 1996 audited consolidated financial statements of AMF Group Holdings Inc. and subsidiaries ("Holdings") presented in the Form 10-K Annual Report of AMF Bowling Worldwide, Inc. (formerly AMF Group Inc.) filed with the U.S. Securities and Exchange Commission on March 28, 1997. The results of operations for the three months and nine months ended September 30, 1997, respectively, are not necessarily indicative of results to be expected for the entire year.

AMF Bowling Worldwide, Inc. (the "Company") changed its name from AMF Group Inc. in October 1997. The Company is principally engaged in two business segments:
(i) the ownership and operation of bowling centers, consisting of 352 U.S. bowling centers and 87 international bowling centers ("Bowling Centers") as of September 30, 1997, and (ii) the manufacture and distribution of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare and replacement parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

The Company is a wholly owned subsidiary of Holdings. Holdings is a wholly owned subsidiary of AMF Bowling, Inc. (the "Parent") which changed its name from AMF Holdings Inc. in August 1997. Holdings and the Company are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs") to effect the Acquisition (defined below). Holdings and the Parent are holding companies only. The primary assets in each are comprised of investments in direct and/or indirect subsidiaries.

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

The purchase price for the Acquisition was approximately $1.37 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.  Significant Accounting Policies

Basis of Presentation

The condensed consolidated results of operations of Holdings have been presented for the three months and nine months ended September 30, 1997, respectively, the three months ended September 30, 1996, and the period from the inception date of January 12, 1996 through September 30, 1996. Additionally, the combined results of operations of the Predecessor Company for the four months ended April 30, 1996, have been presented. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made by management include allowances for obsolete inventory and uncollectible accounts receivable, realization of goodwill and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Goodwill

As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 10. Acquisitions", and in accordance with the purchase method of accounting for the Acquisition, Holdings recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $4,958 and $14,818 for the three months and nine months ended September 30, 1997, and $4,944 and $8,197 for the three months and period ended September 30, 1996, respectively. Accumulated amortization at September 30, 1997 was $27,888.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Pro Forma Results of Operations (unaudited) (in millions)

Pro forma statements of income for Holdings are presented on the following pages for the nine months ended September 30, 1996, as if the acquisition of the Predecessor Company had occurred on January 1, 1996. Holdings' pro forma statement of income for the nine months ended September 30, 1996, is based on the Predecessor Company's statement of income for the four months ended April 30, 1996, Holdings' statement of income for the period from the inception date of January 12, 1996 through September 30, 1996 and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

                                                                                                                       Pro Forma
                                                                             Predecessor                               AMF Group
                                                      AMF Group                Company                               Holdings Inc.
                                                    Holdings Inc.            Four Months                              Nine Months
                                                     Period Ended               Ended            Pro Forma               Ended
                                                September 30, 1996 (a)     April 30, 1996       Adjustments       September 30, 1996
                                                ----------------------     --------------       -----------       ------------------

Operating revenue:                                      $ 205.2               $ 164.9            $ (0.8)(b)               $ 369.3
                                                -----------------------  -------------------- ---------------    -------------------

Operating expenses:
   Cost of goods sold                                     68.6                  43.1              (0.2)(b)                 111.5
   Bowling center operating expenses                      68.8                  80.2             (24.4)(b)(c)              124.6
   Selling, general, and administrative expenses          19.9                  35.5             (20.2)(b)(c)               35.2
   Depreciation and amortization                          29.6                  15.1               8.0 (d)                  52.7
                                                -----------------------  -------------------- ---------------    -------------------
     Total operating expenses                            186.9                 173.9             (36.8)                   324.0
                                                -----------------------  -------------------- ---------------    -------------------

     Operating income (loss)                              18.3                  (9.0)             36.0                     45.3

Nonoperating expenses:
   Interest expense                                       50.1                   4.5              23.9(e)                  78.5
   Other expenses, net                                     1.1                   0.7               -                        1.8
   Interest income                                        (4.1)                 (0.6)              -                       (4.7)
                                                -----------------------  -------------------- ---------------    -------------------
Income (loss) before income taxes                        (28.8)                (13.6)             12.1                    (30.3)
Provision (benefit) for income taxes                     (11.3)                 (1.7)              1.5(f)                 (11.5)
                                                -----------------------  -------------------- ---------------    -------------------
     Net income (loss)                                 $ (17.5)              $ (11.9)           $ 10.6                  $ (18.8)
                                                =======================  ==================== ===============    ===================



(a) For the period from the inception date of January 12, 1996 through September 30, 1996, which includes the results of operations of the acquired business from May 1, 1996 through September 30, 1996.
(b) To reflect the impact of Holdings not acquiring the operations of one bowling center in Switzerland and one bowling center in Spain.
(c) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Sellers in April 1996.
(d) To reflect the increase in depreciation and amortization expense from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
(e) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.
(f) To give effect to the change in status of the U.S. and international subsidiaries of Holdings from S corporations to taxable corporations under the Internal Revenue Code upon consummation of the Acquisition.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Inventories

Inventories at September 30, 1997, and December 31, 1996 consist of the following:

                                           September 30,     December 31,
                                                1997             1996
                                          ----------------- ---------------
                                            (unaudited)
Bowling Products, at FIFO:
   Raw materials                                  $ 14,986        $ 11,683
   Work in progress                                  3,111           2,335
   Finished goods and spare parts                   36,551          23,195
Bowling Centers, at average cost:
   Merchandise inventory                             5,168           3,788
                                          ----------------- ---------------
                                                  $ 59,816        $ 41,001
                                          ================= ===============

Note 5.   Property and Equipment

Property and equipment at September 30, 1997, and December 31, 1996, consists of the following:

                                                 September 30,   December 31,
                                                     1997            1996
                                                ---------------  --------------
                                                  (unaudited)
Land                                                  $ 111,400        $ 90,512
Buildings and improvements                              330,074         265,461
Equipment, furniture, and fixtures                      426,376         304,067
Other                                                     8,495           2,631
                                                ----------------  -------------
                                                        876,345         662,671
Less: accumulated depreciation and amortization         (78,691)        (31,875)
                                                ----------------  -------------
                                                      $ 797,654       $ 630,796
                                                ================  =============



Depreciation and amortization expense related to property and equipment was $46,816 and $19,309 for the nine months ended September 30, 1997 and 1996, respectively.

Note 6. Long-Term Debt

Long-term debt at September 30, 1997, and December 31, 1996 consists of the following:

                                                September 30,    December 31,
                                                     1997            1996
                                                --------------- ----------------
                                                 (unaudited)
Bank debt                                            $ 748,843        $ 564,625
Exchange senior subordinated notes                     250,000          250,000
Exchange senior subordinated discount notes            300,168          274,663
Mortgage and equipment notes                             1,967            1,965
                                                --------------- ----------------
   Total debt                                        1,300,978        1,091,253
Current maturities                                     (93,000)         (42,376)
                                                --------------- ----------------
   Total long-term debt                            $ 1,207,978      $ 1,048,877
                                                =============== ================

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Offering (as hereinafter defined) discussed in "Note 7. Stockholder's Equity", the credit agreement which underlies the bank debt (the "Credit Agreement") was amended and restated, effective November 7, 1997, to increase the flexibility and borrowing capacity of the Company's ongoing acquisition program. The amendment and restatement, among other things, (i) converted the Acquisition Facilities and a portion of the Term Facilities under the Credit Agreement into a non-amortizing Working Capital Facility and increased the aggregate size of the resulting facility to $355.0 million, (ii) extended the final maturity of the Working Capital Facility and certain of the Term Facilities, (iii) reduced the interest rates under the Credit Agreement,
(iv) amended certain covenants contained in the Credit Agreement to provide the Company and its subsidiaries with additional operating flexibility and (v) permitted a portion of the proceeds of the Offering to be applied to repayment of the exchange senior subordinated discount notes ("Senior Subordinated
Discount Notes") and/or exchange senior subordinated notes (the "Senior Subordinated Notes" and, together with the Senior Subordinated Discount Notes, the "Notes").

The Company will incur after-tax extraordinary charges totaling $22.7 million in the fourth quarter of 1997 arising from the amendment and restatement of the Credit Agreement and the resulting write-off of costs previously incurred to obtain bank financing for the Acquisition, the premium associated with the portion of the Senior Subordinated Discount Notes expected to be redeemed with the proceeds of the Offering and the write-off of the portion of deferred financing costs attributable to the Discount Notes expected to be so redeemed. See "Note 7. Stockholder's Equity".

Deferred Financing Costs

Costs incurred to obtain bank financing and issue bond financing for the Acquisition are amortized over the lives of the various types of debt. Bank financing costs are amortized over eight years and bond financing costs are amortized over ten years using the effective interest rate method. An interest rate cap agreement included in deferred financing costs is amortized over the term of the agreement beginning November 1, 1996, and ending October 31, 1998. Amortization expense for financing costs was $1,222 and $3,752 for the three months and nine months ended September 30, 1997, and $1,126 and $2,078 for the three months and period ended September 30, 1996, respectively. Interest expense for the interest rate cap agreement was $455 and $1,366 for the three months and nine months ended September 30, 1997, respectively.

In July 1997, the Company entered into an interest rate cap agreement to reduce the interest rate risk of its Senior Debt. The notional amount of this cap is $100.0 million. Under the terms of this agreement, the Company receives payment if the three-month LIBOR rises above 7.00 percent through March 31, 1998.


Note 7.  Stockholder's Equity

In September 1997, the Parent's institutional stockholders purchased an aggregate of 1,780,000 shares of its common stock for $20.00 per share. The aggregate proceeds of $35.6 million were used in part to fund acquisitions and for other corporate purposes.

On  August  21,  1997,  the  Parent  filed a  registration  statement  with  the
Securities and Exchange Commission for an initial public offering (the "Offering") of common stock. On November 7, 1997, the Parent issued 15,525,000 shares of its common stock at $19.50 per share pursuant to the Offering. The net proceeds of the Offering, estimated to be approximately $281.4 million after deducting the underwriting discount and expenses payable by the Parent, will be used to repay indebtedness under the Credit Agreement of the Company and, subject to market conditions, may also be used to redeem a portion of the Notes of the Company.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8.  Commitments and Contingencies

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


Note 9.  Employee Benefit Plans

The total number of options to purchase shares of Parent common stock ("Stock Options") currently reserved and available for grant under the 1996 Stock Incentive Plan (the "Stock Incentive Plan") is 1,767,151. The number of Stock Options outstanding to senior management, other employees, and directors at September 30, 1997, after giving effect to forfeited Stock Options, total 1,668,000 at an exercise price of $10.00 per share. In addition to Stock Options outstanding under the Stock Incentive Plan, 130,000 Stock Options granted to Douglas J. Stanard on May 1, 1996 were outstanding at September 30, 1997.

Note 10.   Acquisitions

Between January 1, 1997 and September 30, 1997, the Company purchased an aggregate of 94 centers in the United States, seven centers in the United Kingdom, two centers in Australia, and certain related assets and liabilities from several unrelated sellers. The total purchase price was approximately $192.4 million, including certain adjustments and transaction costs, and was funded with $162.5 million from available borrowings under the Credit Agreement and the remainder from internally generated cash. As a result of the acquisitions, and after giving effect to the closing of six centers in 1997, the Company operated 352 U.S. centers and 87 international centers as of September 30, 1997.

Commencing October 31, 1997, the Company is leasing and operating a chain of eight bowling centers (the "Pin Boys Centers") for a period ending January 6, 1998, at which time the Company will purchase the personal property of the eight centers and real estate relating to six of such centers for approximately $18.8 million. The Company will continue to lease and operate the two centers with respect to which real property is not acquired.

The Company has signed letters of intent and/or entered into purchase agreements regarding the acquisition of eighteen additional U.S. centers, including the Pin Boys Centers, from several unrelated sellers. The aggregate purchase price is expected to be approximately $38.5 million and is expected to be funded with available borrowings under the Working Capital Facility under the amended and restated Credit Agreement, and with internally generated cash.

In August 1997, the Company entered into a joint venture arrangement with Playcenter S.A., a Sao Paulo, Brazil-based amusement and entertainment company ("Playcenter"). Pursuant to the arrangement, the joint venture, owned 50% by the Company and 50% by Playcenter, is expected to build or assume ownership of, and operate, up to 39 bowling centers, in Brazil and Argentina during the next four years. The Company will be the exclusive equipment supplier to the joint venture and expects its total investment in the joint venture to be approximately $14 million.

On October 20, 1997, AMF Bowling Centers, Inc. acquired Michael Jordan Golf Company, Inc., a company formed to build and operate golf practice ranges in select U.S. locations. In addition, Michael Jordan agreed to become a spokesperson for and endorser of AMF bowling centers and bowling products under a personal services contract which grants the Company rights to use Mr. Jordan's image and name in advertising and marketing campaigns.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 11.  Business Segments

The Company operates in two major lines of business: operating bowling centers and manufacturing of bowling and related products. Information concerning operations in these businesses for the three months ended September 30, 1997 and 1996, respectively, is presented below (in millions):

                                                                    AMF Group Holdings Inc.
                                    ----------------------------------------------------------------------------------------------
                                                             Three Months Ended September 30, 1997

                                             Bowling Centers               Bowling Products
                                      ------------------------------- ----------------------------
                                                 Inter-      Sub-               Inter-    Sub-                 Elim-
                                        U.S.    national    total       U.S.   national   total    Corporate  inations    Total
                                        ----    --------    -----       ----   --------   -----    ---------  --------    -----
Revenue from unaffiliated customers    $ 69.4    $ 27.4     $ 96.8    $ 34.4   $ 56.3    $ 90.7      $ -       $ -      $ 187.5
Intersegment sales                        -         -          -         1.8      1.7       3.5        -         -          3.5
Operating income (loss)                  (1.3)      3.3        2.0      13.8      5.3      19.1       (3.6)      -         17.5
Depreciation and amortization            14.2       4.8       19.0       4.5      0.2       4.7        -        (0.3)      23.4
Capital expenditures                     11.9       1.7       13.6       2.2     (0.4)      1.8        1.8      (0.2)      17.0
Research and development expense          -         -          -         0.3      -         0.3        -         -          0.3

                                                                    AMF Group Holdings Inc.
                                    ----------------------------------------------------------------------------------------------
                                                             Three Months Ended September 30, 1996

                                             Bowling Centers               Bowling Products
                                      ------------------------------- ----------------------------
                                                 Inter-      Sub-               Inter-    Sub-                 Elim-
                                        U.S.    national    total       U.S.   national   total    Corporate  inations    Total
                                        ----    --------    -----       ----   --------   -----    ---------  --------    -----
Revenue from unaffiliated customers    $ 39.4    $ 26.0     $ 65.4    $ 31.2   $ 35.2    $ 66.4      $ -       $ -      $ 131.8
Intersegment sales                        -         -          -         1.0      1.4       2.4        -         -          2.4
Operating income (loss)                  (1.3)      3.1        1.8      11.7      2.7      14.4       (2.1)      0.2       14.3
Depreciation and amortization             8.9       4.7       13.6       4.5      0.2       4.7        -        (0.4)      17.9
Capital expenditures                      2.6       1.5        4.1       0.2      0.4       0.6        0.1      (0.2)       4.6
Research and development expense          -         -          -         1.1      -         1.1        -         -          1.1






                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information concerning operation of bowling centers and manufacturing of bowling and related products for the nine months ended September 30, 1997 and the period ended September 30, 1996, respectively, is presented below (in millions):

                                                                           AMF Group Holdings Inc.
                                      ---------------------------------------------------------------------------------------------
                                                               Nine Months Ended September 30, 1997

                                              Bowling Centers               Bowling Products
                                       ------------------------------- ----------------------------
                                                  Inter-      Sub-               Inter-    Sub-                 Elim-
                                         U.S.    national    total       U.S.   national   total    Corporate  inations    Total
                                         ----    --------    -----       ----   --------   -----    ---------  --------    -----
Revenue from unaffiliated customers    $ 218.1    $ 79.8    $ 297.9    $ 82.1  $ 125.6   $ 207.7      $ -       $ -      $ 505.6
Intersegment sales                         -         -          -         7.1      4.1      11.2        -         -         11.2
Operating income (loss)                   21.5       9.2       30.7      29.9     10.6      40.5      (12.0)      0.7       59.9
Identifiable assets                      795.0     307.0    1,102.0     646.2     52.8     699.0       17.4       0.8    1,819.2
Depreciation and amortization             39.3      14.0       53.3      13.8      0.8      14.6        -        (1.1)      66.8
Capital expenditures                      30.9       4.7       35.6       4.1      -         4.1        3.3      (0.4)      42.6
Research and development expense           -         -          -         1.0      -         1.0        -         -          1.0

                                                                     AMF Group Holdings Inc.
                                      ---------------------------------------------------------------------------------------------
                                                                 Period Ended September 30, 1996

                                              Bowling Centers               Bowling Products
                                       ------------------------------- ----------------------------
                                                  Inter-      Sub-               Inter-    Sub-                 Elim-
                                         U.S.    national    total       U.S.   national   total    Corporate  inations    Total
                                         ----    --------    -----       ----   --------   -----    ---------  --------    -----
Revenue from unaffiliated customers    $ 62.8    $ 42.2    $ 105.0    $ 46.8   $ 53.4   $ 100.2      $ -       $ -      $ 205.2
Intersegment sales                        -         -          -         1.7      2.7       4.4        -         -          4.4
Operating income (loss)                  (4.5)      5.4        0.9      17.3      3.9      21.2       (3.8)      -         18.3
Depreciation and amortization            15.0       7.3       22.3       7.6      0.3       7.9        -        (0.6)      29.6
Capital expenditures                      4.1       3.2        7.3       0.4      0.6       1.0        0.1      (0.5)       7.9
Research and development expense          -         -          -         2.2      -         2.2        -         -          2.2

                                                                       Predecessor Company
                                      ---------------------------------------------------------------------------------------------
                                                                 Four Months Ended April 30, 1996

                                              Bowling Centers               Bowling Products
                                       ------------------------------- ----------------------------
                                                  Inter-      Sub-               Inter-    Sub-                 Elim-
                                         U.S.    national    total       U.S.   national   total    Corporate  inations    Total
                                         ----    --------    -----       ----   --------   -----    ---------  --------    -----
Revenue from unaffiliated customers    $ 75.0    $ 33.5    $ 108.5    $ 27.7   $ 28.7    $ 56.4      $ -       $ -      $ 164.9
Intersegment sales                        -         -          -         3.4      1.2       4.6        -         -          4.6
Operating income (loss)                   4.8      (2.5)       2.3      (5.3)    (3.1)     (8.4)      (2.4)     (0.5)      (9.0)
Depreciation and amortization            11.8       2.5       14.3       1.0      0.2       1.2        -        (0.4)      15.1
Capital expenditures                      5.1       2.3        7.4       0.4      -         0.4        -        (0.9)       6.9
Research and development expense          -         -          -         0.8      -         0.8        -         -          0.8


                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 12. Recent Accounting Pronouncements

Effective for the fiscal year ended December 31, 1997, Holdings is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." Effective for the fiscal year ended December 31, 1998, Holdings is required to adopt SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Holdings does not expect that adoption of these standards will have a material impact on Holdings' financial position or results of operations. The adoption of SFAS No. 130 by Holdings will require reporting comprehensive income, which includes the foreign currency translation adjustment, in an alternative format prescribed by the standard.


Note 13.  Consolidating Financial Statements

The following consolidating financial information presents:

    o     Consolidating   balance   sheet  as  of  September   30,   1997,   and
          consolidating statements of income and cash flows for the nine months ended September 30, 1997.
    o     Elimination  entries  necessary  to combine  the  entities  comprising
          Holdings.

The Exchange Notes are jointly and severally guaranteed on a full and unconditional basis by Holdings and by the first- and second-tier subsidiaries of the Company. Third-tier subsidiaries of the Company have not provided guarantees.


                                             AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                             AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                                                   CONSOLIDATING BALANCE SHEET
                                                     As of September 30, 1997
                                                           (unaudited)
                                                          (in thousands)
                                                                            Non-
                                                       Guarantor         Guarantor
                                                       Companies         Companies         Eliminations         Consolidated
                                                       ---------         ---------         ------------         ------------
  Assets
Current assets:
  Cash and cash equivalents                                 $ 30,439           $ 1,498                 $ -             $ 31,937
  Accounts and notes receivable, net
     of allowance for doubtful accounts                       79,918             1,501                   -               81,419
  Accounts receivable - intercompany                           3,748             4,854              (8,602)                   -
  Inventories                                                 57,454             2,362                   -               59,816
  Deferred taxes and other                                    12,281             2,168                   -               14,449
                                                   ------------------ -----------------  ------------------  -------------------
   Total current assets                                      183,840            12,383              (8,602)             187,621
Notes receivable - intercompany                               14,673            10,663             (25,336)                   -
Property and equipment, net                                  758,779            37,905                 970              797,654
Investment in subsidiaries                                    23,200                 -             (23,200)                   -
Goodwill and other assets                                    827,694             6,279                   -              833,973
                                                   -----------------  -----------------  ------------------  -------------------
  Total assets                                           $ 1,808,186          $ 67,230           $ (56,168)         $ 1,819,248
                                                   ================== =================  ==================  ===================

  Liabilities and Stockholder's Equity
Current liabilities:
  Accounts payable                                          $ 33,604           $ 3,021                 $ -             $ 36,625
  Accounts payable - intercompany                                862             7,740              (8,602)                   -
  Accrued expenses                                            48,596             4,994                   -               53,590
  Income taxes payable                                         4,298             2,008                   -                6,306
  Note payable                                                47,500                 -                   -               47,500
  Long-term debt, current  portion                            45,500                 -                   -               45,500
                                                   ------------------ -----------------  ------------------  -------------------
   Total current liabilities                                 180,360            17,763              (8,602)             189,521
Long-term debt                                             1,207,978                 -                   -            1,207,978
Notes payable - intercompany                                       -            25,336             (25,336)                   -
Other long-term liabilities                                    4,312                 -                   -                4,312
Deferred income taxes                                          2,796             1,020                   -                3,816
                                                   ------------------ -----------------  ------------------  -------------------
  Total liabilities                                        1,395,446            44,119             (33,938)           1,405,627
                                                   ------------------ -----------------  ------------------  -------------------
Commitments and contingencies
Stockholder's equity:
  Common stock                                                     -             4,028              (4,028)                   -
  Paid-in capital                                            463,132            24,522             (22,604)             465,050
  Retained earnings (deficit)                                (40,937)            2,631              (3,720)             (42,026)
  Equity adjustment from foreign
   currency translation                                       (9,455)           (8,070)              8,122               (9,403)
                                                   ------------------ -----------------  ------------------  -------------------
  Total stockholder's equity                                 412,740            23,111             (22,230)             413,621
                                                   ------------------ -----------------  ------------------  -------------------

  Total liabilities and stockholder's equity             $ 1,808,186          $ 67,230           $ (56,168)         $ 1,819,248
                                                   ================== =================  ==================  ===================






                                       AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                       AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                                           CONSOLIDATING STATEMENT OF INCOME
                                     For the Nine Months Ended September 30, 1997
                                                      (unaudited)
                                                    (in thousands)

                                                                          Non-
                                                        Guarantor      Guarantor
                                                        Companies      Companies      Eliminations    Consolidated
                                                       ------------   -------------  ---------------  ---------------
  Operating revenue                                       $ 476,602       $ 30,523         $ (1,531)       $ 505,594
                                                       -------------  -------------  ---------------  ---------------

  Operating expenses:
    Cost of goods sold                                      147,291          4,213           (1,024)         150,480
    Bowling center operating expenses                       165,009         16,518             (366)         181,161
    Selling, general, and administrative expenses            44,957          2,269                -           47,226
    Depreciation and amortization                            62,428          4,543             (160)          66,811
                                                       -------------  -------------  ---------------  ---------------
     Total operating expenses                               419,685         27,543           (1,550)         445,678
                                                       -------------  -------------  ---------------  ---------------

     Operating income                                        56,917          2,980               19           59,916

  Nonoperating expenses (income):
    Interest expense                                         88,714            467                -           89,181
    Other expense, net                                          703          1,534            1,327            3,564
    Interest income                                          (1,316)          (140)               -           (1,456)
    Equity in earnings of subsidiaries                          784              -             (784)               -
                                                       -------------  -------------  ---------------  ---------------
     Total nonoperating expenses                             88,885          1,861              543           91,289
                                                       -------------  -------------  ---------------  ---------------

     Income (loss) before income taxes                      (31,968)         1,119             (524)         (31,373)
     Provision (benefit) for income taxes                   (10,815)         1,903                -           (8,912)
                                                       -------------  -------------  ---------------  ---------------
     Net loss                                             $ (21,153)        $ (784)          $ (524)       $ (22,461)
                                                       =============  =============  ===============  ===============





                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1997
                                   (unaudited)
                                 (in thousands)


                                                                                       Non-
                                                                   Guarantor         Guarantor
                                                                   Companies         Companies     Eliminations       Consolidated
                                                                   ---------         ---------     ------------       ------------
Cash flows from operating activities:
  Net loss                                                        $ (21,153)          $ (784)         $ (524)           $ (22,461)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                                   62,461            4,543            (193)              66,811
     Deferred income taxes                                           (2,912)               -               -               (2,912)
     Amortization of bond discount                                   25,507                -               -               25,507
     Equity in earnings of subsidiaries                                (784)               -             784                    -
     Loss on the sale of property and equipment, net                     96                -               -                   96
     Changes in assets and liabilities:
       Accounts and notes receivable                                (35,108)            (218)              -              (35,326)
       Receivables and payables - affiliates                        (14,422)          14,422               -                    -
       Inventories                                                  (19,326)            (531)              -              (19,857)
       Other assets                                                 (15,632)          (1,003)         (1,506)             (18,141)
       Accounts payable and accrued expenses                          3,484            1,508               -                4,992
       Income taxes payable                                           3,127            1,126               -                4,253
       Other long-term liabilities                                   (1,506)               -               -               (1,506)
                                                                 ---------------- -------------- -----------------  --------------
    Net cash provided by (used in) operating activities             (16,168)          19,063          (1,439)               1,456
                                                                 ---------------- -------------- -----------------  --------------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired            (175,674)         (16,721)              -             (192,395)
  Purchases of property and equipment                               (40,564)          (2,137)            112              (42,589)
  Proceeds from sale of property and equipment                        3,644                -               -                3,644
                                                                 ---------------- -------------- -----------------  --------------
    Net cash provided by (used in) investing activities            (212,594)         (18,858)            112             (231,340)
                                                                 ---------------- -------------- -----------------  --------------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs     210,000                -                              210,000
  Payment on long-term debt                                         (25,782)               -               -              (25,782)
  Capital Contribution                                               35,512               88               -               35,600
  Dividend to Parent                                                   (500)          (1,327)          1,327                 (500)
  Noncompete obligations                                               (478)               -               -                 (478)
                                                                 ---------------- -------------- -----------------  --------------
    Net cash provided by financing activities                       218,752           (1,239)          1,327              218,840
                                                                 ---------------- -------------- -----------------  --------------
    Effect of exchange rates on cash                                    772           (1,359)              -                 (587)
                                                                 ---------------- -------------- -----------------  --------------
    Net decrease in cash                                             (9,238)          (2,393)              -              (11,631)
    Cash and cash equivalents at beginning of period                 39,677            3,891               -               43,568
                                                                 ---------------- -------------- -----------------  --------------
    Cash and cash equivalents at end of period                     $ 30,439          $ 1,498             $ -             $ 31,937
                                                                 ================ ============== =================  ==============

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Information in this report contains certain forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Legal Proceedings". These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will actually be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to identify and successfully execute acquisition opportunities and to integrate acquired operations into its business, (ii) the continued development and growth of new bowling markets and the Company's ability to continue to identify those markets and to generate sales of products in those markets before market saturation, (iii) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (iv) the Company's ability to retain experienced senior management, (v) the ability of the Company and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, and (vi) the popularity of bowling as an activity in the United States and abroad. In addition, actual results may also differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, among other things: (i) a decline in general economic conditions,
(ii) an adverse judgment in pending or future litigation, and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Background

This discussion should be read in conjunction with the "Selected Financial Data" and the Condensed Consolidated Financial Statements (unaudited) and Notes thereto included elsewhere within this report.

Management believes that a comparison of the results of operations for the nine months ended September 30, 1997 and 1996, on a pro forma basis, is more meaningful than a comparison on an historical basis. This is due primarily to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition, and from the increased interest expense due to the debt incurred related to the Acquisition. Accordingly, the following discussion of the results of operations includes comparisons of the three and nine months ended September 30, 1997, on an historical basis, with actual results for the three months ended September 30, 1996, and pro forma results for the nine months ended September 30, 1996. See "Note 3. Pro Forma Results of Operations" in the Notes to the Condensed Consolidated Financial Statements.

The financial information presented below includes the Company's operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other net income or net expenses. EBITDA margin represents EBITDA as a percentage of revenue. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.

General

The Company is principally engaged in two business segments: (i) the ownership or operation of 352 U.S. centers and 87 international centers ("Bowling Centers") as of September 30, 1997; and (ii) the design, manufacture and sale of bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and replacement parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare and replacement parts ("Bowling Products").

To facilitate a meaningful comparison, in addition to discussing the consolidated results of Holdings, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss certain results of Bowling Centers and Bowling Products separately.

The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The two European centers that were not acquired by the Company as part of the Acquisition, as discussed in "Note 1. Organization" in the Notes to the Condensed Consolidated Financial Statements, are included in the 1996 actual Predecessor Company results and excluded from 1996 pro forma results. The two centers have no material impact on Holdings' financial statements or on the information presented in this section.

The business segment results presented below are before intersegment eliminations, since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.

Recent Acquisitions

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

Between  January  1, 1997 and  September  30,  1997,  the  Company  acquired  an aggregate of 94 centers in the United States, seven centers in the United Kingdom, and two centers in Australia from several unrelated sellers. In August 1997, the Company entered into a joint venture arrangement with Playcenter, S.A., a Sao Paulo, Brazil-based based amusement and entertainment company. In October 1997, AMF Bowling Centers, Inc. acquired Michael Jordan Golf Company, Inc. In addition, Michael Jordan agreed to become a spokesperson for and endorser of AMF bowling centers and bowling products under a personal services contract which grants the Company rights to use Mr. Jordan's image and name in advertising and marketing campaigns. See "Note 10. Acquisitions" in the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

                            AMF GROUP HOLDINGS INC.
                            Selected Financial Data
                                  (unaudited)
                            (in millions of dollars)

                                                                          Three Months                        Nine Months
                                                                         Ended September 30,                Ended September 30,
                                                                ---------------------------------    -----------------------------
                                                                      AMF Group Holdings Inc.             AMF Group Holdings Inc.
                                                                ---------------------------------    -----------------------------
                                                                                                            Pro Forma
                                                                                                        ---------------
                                                                    1997               1996          1997              1996
                                                                    ----               -----         ----              ----
Bowling Centers (before intersegment eliminations)
Operating revenue                                                    $   96.8        $   65.4        $  297.9        $  212.6
                                                                       ------          ------          ------          ------
Cost of goods sold                                                        8.9             5.7            27.2            18.3
Bowling center operating expenses                                        65.5            42.6           182.1           125.9
Selling, general, and administrative expenses                             1.4             1.7             4.6             4.7
Depreciation and amortization                                            19.0            13.6            53.3            38.9
                                                                       ------          ------          ------          ------
Operating income                                                     $    2.0        $    1.8        $   30.7        $   24.8
                                                                       ======          ======          ======          ======

Bowling Products (before intersegment eliminations)
Operating revenue                                                    $   94.2        $   68.8        $  218.9        $  165.6
Cost of goods sold                                                       58.4            41.1           133.1            99.3
                                                                       ------          ------          ------          ------
Gross profit                                                             35.8            27.7            85.8            66.3

Selling, general, and administrative expenses                            12.0             8.6            30.7            24.3
Depreciation and amortization                                             4.7             4.7            14.6            13.9
                                                                       ------          ------          ------          ------
Operating income                                                     $   19.1        $   14.4        $   40.5        $   28.1
                                                                       ======          ======          ======          ======

Consolidated
Operating revenue                                                    $  187.5        $  131.8        $  505.6        $  369.3
                                                                       ------          ------          ------          ------
Cost of goods sold                                                       64.4            45.0           150.5           111.5
Bowling center operating expenses                                        65.1            42.1           181.2           124.6
Selling, general, and administrative expenses                            17.1            12.5            47.2            35.2
Depreciation and amortization                                            23.4            17.9            66.8            52.7
                                                                       ------          ------          ------          ------
Operating income                                                         17.5            14.3            59.9            45.3
Interest expense, gross                                                  31.7            26.3            89.2            78.5
Other (income) expense, net                                               0.8             0.4             2.1            (2.9)
                                                                       ------          ------          ------          ------
Loss before income taxes                                                (15.0)          (12.4)          (31.4)          (30.3)
Provision for income taxes                                               (4.7)           (7.1)           (8.9)          (11.5)
                                                                       -------         -------         -------         -------
Net loss                                                             $  (10.3)       $   (5.3)       $  (22.5)       $  (18.8)
                                                                       ======          ======          ======          ======


Selected Data:
   EBITDA
     Bowling Centers                                                 $   21.0        $   15.4        $   84.0        $   63.7
     Bowling Products                                                $   23.8        $   19.1        $   55.1        $   42.0

   EBITDA margin
     Bowling Centers                                                     21.7%           23.5%           28.2%           30.0%
     Bowling Products                                                    25.3%           27.8%           25.2%           25.4%

Bowling Centers

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Bowling Centers operating revenue increased $31.4 million, or 48.0%. An increase of $33.2 million was attributable to new centers, of which $30.5 million was from U.S. centers, and $2.7 million was from international centers. Constant centers (defined as centers in operation for at least one full fiscal year) operating revenue decreased $1.0 million, or 1.5%, primarily as a result of lower lineage (defined as games per lane per day) and average price per game in both U.S. and international centers. Hot, dry weather in the U.S., the U.K., and Southern Europe, along with Japan's stagnant economy, has affected constant center lineage. Pricing specials intended to overcome weather-impacted traffic in the centers resulted in lower average price per game. An offsetting decrease in total Bowling Centers operating revenue of $0.8 million was primarily attributable to seven U.S. centers which were closed in May 1996, and February and May 1997, respectively.

Cost of goods sold increased $3.2 million, or 56.1%, primarily as a result of new centers.

The $22.9 million, or 53.8%, increase in Bowling Centers operating expenses, was primarily attributable to new centers. Of this amount, new U.S. and international centers accounted for approximately $21.2 million and $1.7 million, respectively. As a percentage of its revenue, Bowling Centers operating expenses were 65.1% for the quarter ended September 30, 1996, versus 67.7% for the quarter ended September 30, 1997.

A decrease of $0.3 million, or 17.6%, in selling, general, and administrative expenses was attributable to savings associated with international constant centers which implemented cost controls in response to lower lineage discussed above.

An increase of $5.6 million, or 36.4%, in EBITDA was attributable to new centers. EBITDA margin decreased from 23.5% for the quarter ended September 30, 1996, to 21.7% for the quarter ended September 30, 1997. EBITDA margin for the third quarter was affected, as expected, by the increasing proportion of U.S. centers purchased. U.S. centers typically have lower margins in the third quarter compared to international centers and compared to U.S. margins in the first and fourth quarters of the year, primarily because league seasons typically do not begin until the end of the third quarter.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Bowling Centers operating revenue increased $85.3 million, or 40.1%. An increase of $85.6 million was attributable to new centers, of which $79.3 million was from U.S. centers, and $6.3 million was from international centers. An increase of $1.8 million, or 0.9%, in constant centers revenue was primarily a result of an increase in revenue in the Northeast region of the U.S., a region in which the Company has a large number of centers and in which revenue was depressed due to severe weather conditions during the first quarter of 1996. However, the hot, dry weather and pricing specials discussed above partially offset improvements achieved earlier in the year. The increase in constant centers revenue in the first nine months of 1997 compared to the same period in 1996 was net of $1.0 million additional revenue in 1996 due to leap year, and a $2.1 million decrease in revenue from the Japanese centers in 1997, which was primarily caused by recent poor economic conditions in Japan. A decrease in operating revenue of $2.1 million was primarily attributable to seven U.S. centers which were closed in May 1996, and February and May, 1997, respectively.

Cost of goods sold increased $8.9 million, or 48.6%, primarily as a result of new centers, partially offset by savings associated with closed centers.

Of the increase of $56.2 million, or 44.6%, in operating expenses, approximately $54.4 million was attributable to new centers, of which $50.8 million was attributable to U.S. centers and $3.6 million was attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 59.2% for the nine months ended September 30, 1996, on a pro forma basis, versus 61.1% for the nine months ended September 30, 1997.

A decrease of $0.1 million, or 2.1%, in selling, general, and administrative expenses was attributable to savings associated with international constant centers which implemented cost controls in response to the effects of lower lineage discussed above, partially offset by additional expenses associated with new centers.

The increase of $20.3 million, or 31.9%, in EBITDA was primarily attributable to new centers. EBITDA margin decreased from 30.0% for the nine months ended September 30, 1996, on a pro forma basis, to 28.2% for the nine months ended September 30, 1997. EBITDA margin for the nine month period ended September 30, 1997 was affected, as expected, by the increasing proportion of U.S. centers purchased. U.S. centers typically have lower margins in the second and third quarters compared to international centers and compared to U.S. margins in the first and fourth quarters of the year, primarily because league seasons typically end early in the second quarter and resume late in the third quarter of the year.


Bowling Products

The Bowling Products business consists of two categories: (i) New Center Packages (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center, or "NCPs"); and (ii) Modernization and Consumer Products (which includes modernization equipment which upgrades an existing center, spare parts, supplies and consumable products).

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Bowling Products operating revenue increased by $25.4 million, or 36.9%. An increase of $27.2 million, or 109.2%, in NCP revenue was offset by a decrease of $2.2 million, or 5.0%, in Modernization and Consumer Products revenue. The increase in NCP revenue was due to an overall increase in NCP sales of 464 units which occurred primarily in Asia/Pacific and Europe. The decrease in
Modernization and Consumer Products revenue was primarily attributable to decreased sales to Japanese proprietors who, due to the decline in national lineage compared to the same period in 1996, have not been modernizing their centers at the same rate in 1997 compared to 1996. See "--Seasonality and Market Development Cycles".

Total gross profit from Bowling Products increased by $8.1 million, or 29.2%, primarily as a result of increased NCP sales. Gross profit margin decreased from 40.3% in 1996 to 38.0% in 1997 due to competitive pricing pressure in certain markets and higher cost of sales.

Bowling Products selling, general and administrative expenses increased by $3.4 million, or 39.5%, as a result of an increase of $2.1 million primarily attributable to increased payroll and facilities expenses relating to the staffing of the Company's international sales and service offices and an increase of $1.3 million attributable to increased advertising and promotion expenses in the U.S. locations.

EBITDA margin decreased from 27.8% in 1996 to 25.3% in 1997 due to lower margins and increased expenses in the third quarter discussed above.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Bowling Products operating revenue increased by $53.3 million, or 32.2%, primarily due to an increase of $52.3 million, or 83.5%, in NCP revenue. Modernization and Consumer Products revenue remained flat as compared to the same period in 1996. The increase in NCP revenue was due to an overall increase in NCP sales of 1,245 units which occurred primarily in Asia/Pacific, Europe, South America, and the Middle East. See "--Seasonality and Market Development Cycles".

Total gross profit from Bowling Products increased by $19.5 million, or 29.4%, primarily as a result of increased NCP sales. Gross profit margin was 40.0% and 39.2% for the nine months ended September 30, 1996 and 1997, respectively. Competitive pricing pressure in certain markets and higher cost of sales, both experienced in the third quarter, resulted in lower year-to-date margins in 1997.

Bowling Products selling, general and administrative expenses increased by $6.4 million, or 26.3%, primarily as a result of a $4.5 million increase attributable to payroll and facilities expenses related to staffing the Company's international sales and service offices, and an increase of $2.8 million attributable to advertising and promotion expenses in the U.S. locations. These increases were offset by a decrease of $0.9 million in payroll, facilities and related expenses at U.S. locations.

EBITDA margin decreased from 25.4% to 25.2% primarily due to lower margins and increased expenses discussed above, offset in part by the increased NCP revenue.


Consolidated Items

Depreciation and Amortization

Depreciation and amortization increased by $5.5 million, or 30.7%, in the third quarter, and $14.1 million, or 26.8%, in the nine months ended September 30, 1997 over the comparable periods in the prior year. The increases for the third quarter and the nine months were attributable to Bowling Centers and were primarily due to depreciation of property and equipment of centers acquired since May 1996 and incremental depreciation expense incurred as a result of capital expenditures.

Interest Expense

Gross interest expense increased by $5.4 million, or 20.5%, in the third quarter, and $10.7 million, or 13.6%, in the nine months ended September 30, 1997 over the comparable periods in the prior year. The increases for the quarter and the nine months were both primarily due to interest on increased levels of bank debt as a result of the acquisitions described above. See "--Liquidity" and "--Capital Resources" for further discussion of bank debt. Non-cash bond interest amortization totaled $8.7 million and $25.5 million for the quarter and nine months ended September 30, 1997, respectively, compared to $8.0 million and $16.9 million for the quarter and nine months ended September 30, 1996.

Net Loss

Net loss increased $5.0 million, or 94.3%, in the third quarter, and $3.7 million, or 19.7%, in the nine months ended September 30, 1997 primarily as a result of increases in depreciation and interest expense and the current tax provision for Holdings, partially offset by the increases in revenue and EBITDA discussed above on a segment basis.

Income Taxes

Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

Pursuant to the Stock Purchase Agreement as discussed in "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements, the two principal companies within the affiliated group elected, under Section 338 (h) (10) of the Code, to treat the stock purchase as a deemed asset acquisition for the purposes of U.S. income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and to treat any amortizable goodwill as tax deductible over fifteen years.

As of September 30, 1997, Holdings had net operating losses of approximately $62.2 million and foreign tax credits of $12.5 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2010. Holdings has not booked a valuation reserve as of September 30, 1997 because Holdings expects to utilize these net operating losses and foreign tax credits prior to expiration.

Liquidity

The following discussion of liquidity and capital resources compares Holdings' results for the nine months ended September 30, 1997 with the nine months ended September 30, 1996, on an historical basis.

Holdings' primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1996 was $7.9 million compared to a negative $1.9 million as of September 30, 1997, a decrease of $9.8 million. Cash decreased $11.6 million primarily as a result of payments on bank debt and internal funding of certain bowling center acquisitions, and the note payable under the Credit Agreement increased $47.5 million as a result of drawing down available borrowings under the Working Capital Facility under the Credit Agreement to fund increases in working capital. Accounts receivable increased $38.8 million primarily as a result of increased NCP revenues, and inventory increased $18.8 million in advance of future shipments. Accounts payable increased $5.1 million as a result of increased production and related materials purchases which support the increased backlog as of September 30, 1997. See "--Backlog: Recent NCP Sales". In addition to the above increases and decreases in working capital, a decrease of $3.2 million was caused by changes in other current assets and liabilities.

Net cash flows used in operating activities were $37.9 million for the nine months ended September 30, 1996 compared to net cash provided of $1.5 million for the nine months ended September 30, 1997, a difference of $39.4 million. Net cash provided resulted from an increase of $37.2 million in depreciation and amortization primarily as a result of application of the purchase method of accounting for the Acquisition and subsequent acquisitions of bowling centers, an increase of $8.6 million in amortization of the discount related to bonds used to partially fund the Acquisition, a net loss of $0.1 million on the sale of property and equipment, a net change of $5.1 million in deferred taxes and income taxes payable, and a change of $33.8 million in other assets and liabilities. Net cash used resulted from an increase of $5.0 million in net loss, an increase of $18.0 million in accounts receivable primarily resulting from the increased levels of NCP sales compared to the same period in 1996, and an increase of $17.4 million in inventory primarily reflecting the increased backlog of NCP orders to be shipped after September 30, 1997.

Net cash flows used in investing activities were $1,339.0 million for the nine months ended September 30, 1996 compared to net cash flows used of $231.3 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1996, cash flows used for the Acquisition totaled $1,332.0 million, capital spending was $7.9 million and other investing cash flows provided were $0.9 million. During the nine months ended September 30, 1997, acquisitions of centers totaled $192.4 million, capital spending was $42.6 million, and other cash flows provided by investing activities were $3.6 million. See "Note 10. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

Net cash provided by financing activities was $1,405.1 million for the nine months ended September 30, 1996 compared to net cash provided of $218.8 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1996, cash flows were primarily provided by $1,034.9 million of proceeds of long term debt and $380.3 million from a capital contribution, both of which were used to fund the Acquisition. During 1996, funds were used primarily for the payment of long term debt totaling $9.6 million. During the nine months ended September 30, 1997, cash flows were provided by drawing down $162.5 million and $47.5 million from available borrowings under the Acquisition Facility and the Working Capital Facility, respectively, under the Credit Agreement to fund the acquisitions of bowling centers discussed above, and to fund increases in working capital. Additionally, $35.6 million was provided as a capital contribution by the Parent's institutional stockholders to be used in part to fund acquisitions and for other corporate purposes. During 1997, funds were used primarily for the payment of long term debt totaling $25.8 million, and a dividend of $0.5 million to the Parent on February 28, 1997, for the repurchase of common stock.

As a result of the aforementioned, cash increased by $27.2 million for the nine months ended September 30, 1996 compared to a decrease of $11.6 million for the nine months ended September 30, 1997.

Capital Resources

As a result of the Acquisition, Holdings' total indebtedness increased substantially. At September 30, 1997, Holdings' debt consisted of Senior Debt of $750.8 million, senior subordinated notes of $250.0 million and senior subordinated discount notes of $300.2 million. At September 30, 1997, Holdings was also capitalized with equity of $413.6 million. Subject to certain conditions, Holdings had the ability to borrow up to $50.0 million for general corporate purposes pursuant to a Working Capital Facility and up to $230.0 million for acquisitions pursuant to the Acquisition Facility. At September 30, 1997, $171.0 million and $47.5 million was outstanding under the Acquisition Facility and the Working Capital Facility, respectively. Between September 30, 1997 and October 31, 1997, there were no additional borrowings under the Acquisition facility and no additional borrowings under the Working Capital Facility. However, available borrowings under the Credit Agreement were increased as of November 7, 1997, pursuant to the amendment and restatement described below.

Holdings funds its cash needs through cash flow from operations, existing cash balances and the facilities under the Credit Agreement described below. A substantial portion of Holdings' available cash will be applied to service the indebtedness incurred to finance the Acquisition.

The indentures and the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions.

In July 1997, the Company entered into an interest rate cap agreement to reduce the interest rate risk of its Senior Debt. The notional amount of this cap is $100.0 million. See "Note 6. Long-term Debt" in the Notes to Condensed Consolidated Financial Statements for additional discussion of these agreements.

On  August  21,  1997,  the  Parent  filed a  registration  statement  with  the
Securities and Exchange Commission for an initial public offering (the "Offering") of common stock by the Parent. On November 7, 1997, the Parent issued 15,525,000 shares of its common stock at $19.50 per share pursuant to the Offering. See "Note 7. Stockholder's Equity" in the Notes to Condensed Consolidated Financial Statements.

In connection with the Offering, the Company and the lenders under the credit agreement which underlies the Company's senior bank debt (the "Credit Agreement") approved an amendment and restatement of the Credit Agreement that became effective on November 7, 1997. This amendment and restatement increased the flexibility and borrowing capacity of the Company's ongoing acquisition program. The Company will incur extraordinary charges of $22.7 million in the fourth quarter of 1997 arising from the amendment and restatement of the Credit Agreement, the redemption of Discount Notes, and the write-off of deferred financing costs previously incurred with respect to the Acquisition and issuance of the Discount Notes expected to be redeemed. See "Note 6. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management believes that available cash flow, together with available borrowings under the Credit Agreement and other sources of liquidity, are adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Notes. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Exchange Notes, or that any refinancing would be available on commercially reasonable terms or at all.

Capital Expenditures

For the nine months ended September 30, 1997, the Company's actual capital expenditures were $42.6 million compared to $14.8 million, on a pro forma basis (defined as expenditures of the acquired business from January 1 through September 30), for the nine months ended September 30, 1996. The increase was primarily due to an ongoing modernization program in Bowling Centers, a new point-of-sale information system in U.S. centers, new Company wide information systems, and construction of a new 40 lane, state-of-the-art family entertainment center in New York City.

The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash and the Acquisition Facility. See "Note 10. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Liquidity" and "--Capital Resources" for discussions of funding of acquisitions of new centers.

Seasonality and Market Development Cycles

On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across nine different countries, along with the bowling industry's historic insulation to recessions, has provided stability to Holdings' annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which the Company operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, the seasonality described above may be accentuated. In Australia, where the Company has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. The Company's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the United States, during the summer months when league bowling is generally less active, bowling centers in the southern U.S. continue to show strong performance. Similarly, in regions with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities, bowling centers show strong performance. See "Note 11. Business Segments" in the Notes to Consolidated Financial Statements for geographic information on the Company's business.

Sales in the Modernization and Consumer Products category of Bowling Products display significant seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of leagues in the fall of each year. Operators typically sign purchase orders, particularly for replacement equipment, during the first four months of the year, after they receive winter league revenue indications. Equipment is shipped and installed during the summer months, when leagues are generally less active. Sales of modernization equipment, such as automatic scoring and synthetic lane overlays, are less predictable and fluctuate more than the replacement equipment because of the five to ten year cycles of these major products.

The NCP category of Bowling Products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., Korea and Taiwan) which, in the Company's experience, last five years or more. These growth patterns do not seem to be closely tied to general economic cycles.

International Operations

For the nine months ended September 30, 1997, 26.8% of Bowling Centers operations revenue was generated by international centers. Historically, the Company has not engaged in any significant currency hedging activities.

For the nine months ended September 30, 1997, 60.5% of Bowling Products sales were made through international sales offices and distributors. To minimize credit and international exchange risk, equipment is sold primarily using letters of credit denominated in U.S. dollars. Letters of credit are usually received before shipments leave U.S. ports. International sales offices sell some products in local currency, but adjust pricing, to the extent that market conditions permit, with changes in exchange rates. This policy enables the Bowling Products operations generally to avoid any material adverse effect from exchange rate fluctuations. Management believes that this policy should continue to protect the Company from material adverse consequences of exchange rate fluctuation, except in the event of severe international exchange rate volatility.

Backlog: Recent NCP Sales

The total NCP backlog as of September 30, 1997 was 1,897 units, which is an 8.1% increase over the September 30, 1996 backlog of 1,755 units, and a 33.0% increase over the December 31, 1996 backlog of 1,426 units. The increased backlog was directly attributable to strong NCP orders generated throughout the world as a result of an aggressive program to increase sales in established markets and develop bowling in emerging markets. The backlog as of September 30, 1997 reflected a significant number of orders from customers in Asia/Pacific, North and South America, and Europe.

NCP sales for the first nine months of 1997 totaled $114.9 million, an 83.5% increase over the same period in 1996. The significant increase was attributable to the market development and sales programs implemented in the second half of 1996 and in 1997 which are designed to maximize NCP sales activity in a variety of marketplaces of the world. While Asia/Pacific is a large market for NCP sales and backlog, other markets such as South America, India, Poland, Russia, and the Middle East are also represented and being developed as a result of the market development and sales programs discussed above.

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

The Company cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the Company's products, or providing its services, or otherwise adversely affect the demand for its products or services.

PART II

Item 1. Legal Proceedings

The Company currently and from time to time is subject to claims and suits arising in the ordinary course of its business, including environmental claims, employment discrimination claims, workers' compensation claims, and personal injury claims from customers of Bowling Centers. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, the various asserted claims and litigation in which the Company currently is involved will not have a material adverse effect on its financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc., d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pennsylvania (Index No. 96-75), asserted a third-party claim against AMF Bowling Products, Inc. (formerly named AMF Bowling, Inc.)("AMF Bowling Products") and other parties. Defendant, Golden Giant, Inc. ("Golden Giant"), a construction company, was originally named as the sole defendant by a bowling center (not owned or operated by the Company) in connection with the collapse of the center's roof in early 1994. Golden Giant named AMF Bowling Products as an additional defendant, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3.5 million, and Golden Giant asserts that, if the plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling Products. On March 25, 1997, an order was entered dismissing AMF Bowling Products from the lawsuit, which continues against the other defendants. The plaintiff has appealed the order dismissing Bowling Products, and in October 1997, the appellate court denied the plaintiff permission to appeal. This matter has previously been reported by the Company in its Form 10-Q quarterly reports for the periods ended March 31, 1997, and June 30, 1997.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:
                  10.1 Third Amended and Restated Credit Agreement dated as of November 3, 1997 (incorporated herein by reference to Exhibit 10.2 to the Parent's Registration Statement on Form S-1 (File No. 333-34099)).
                  12.1     Statement re computation of ratios. (SEC filing only)
                  27 Financial Data Schedule for the nine months ended September 30, 1997. (SEC filing only)
                  99 Third quarter, 1997, earnings release dated October 24, 1997. (SEC filing only)

(b)       Reports on Form 8-K:  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


 /s/ Stephen E. Hare                                           November 14, 1997
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer)


 /s/ Michael P. Bardaro                                        November 14, 1997
---------------------------------
Michael P. Bardaro
Vice President, Secretary and
Corporate Controller
(Chief Accounting Officer)