Form 10-K
period 1997-12-31
AMF BOWLING WORLDWIDE INC
filed 1998-03-27
CIK 1015535

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                ---------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       Commission File Number 001-12131



                          AMF BOWLING WORLDWIDE, INC.
            (Exact Name of Registrant as specified in its charter)


                 Delaware                        13-3873272
        (State or other jurisdiction of     (I.R.S. Employer)
         incorporation or organization)     Identification No.)

                                8100 AMF Drive
                           Richmond, Virginia 23111
         (Address of principal executive offices, including zip code)


              Registrant's telephone number, including area code:
                                (804) 730-4000

          Securities registered pursuant to Section 12(b) of the Act:


                     Title of Each Class                 Name of Each Exchange on Which Registered
-----------------------------------------------------   ------------------------------------------
10 7/8 Series B Senior Subordinated Notes Due 2006                New York Stock Exchange
12 1/4% Series B Senior Subordinated Discount Notes               New York Stock Exchange
  Due 2006

       Securities registered pursuant to Section 12 (g) of the Act: None



                                ---------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No .

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 1998, 100 shares of Registrant's common stock, par value $.01, were outstanding and held entirely by AMF Group Holdings Inc. None of the Registrant's common stock was held by non-affiliates.


                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

     General Development of Business

     AMF Bowling Worldwide, Inc. ("AMF Bowling Worldwide" and, together with its subsidiaries, the "Company" or "AMF") is the largest owner or operator of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 41% of the world's current installed base of such equipment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of, as of December 31, 1997, 370 U.S. bowling centers and 100 international bowling centers ("Bowling Centers") including 14 centers operated by joint ventures with third parties described below and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and consumable products, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and consumable products ("Bowling Products"). The Bowling Products business consists of two categories: (i) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center); and (ii) Modernization and Consumer Products (which includes modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products essential to maintain operations of an existing center). See "Note 16. Business Segments" in the Notes to Consolidated Financial Statements.

     The Company is a wholly owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Group Holdings and the Company were incorporated in Delaware in 1996 by an investor group led by GS Capital Partners II, L.P. (together with affiliated investment funds, "GSCP"), an affiliate of Goldman, Sachs & Co. Holdings acquired all of the outstanding stock of the separate U.S. and foreign corporations that constituted substantially all of the Company's predecessor (the "Predecessor Company") for a total purchase price of approximately $1.37 billion (the "Acquisition"). AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries.

     In 1996, AMF acquired 57 bowling centers from five unrelated sellers, including 50 bowling centers from Charan Industries, Inc. ("Charan"). The combined purchase price, net of cash acquired, was approximately $108.0 million, and was funded with approximately $40.0 million from a capital contribution by AMF Bowling attributable to the sale of equity by AMF Bowling to its institutional stockholders and one of its directors and approximately $68.0 million from available borrowings under an acquisition facility (the "Acquisition Facility") under the bank credit agreement that was in effect from the closing of the Acquisition until October 1997.

     In 1997, the Company acquired 122 bowling centers from a number of unrelated sellers, including 43 centers from American Recreation Centers, Inc., and fifteen centers from the Conbow Corporation. The 1997 acquisitions included seven centers in the United Kingdom and two centers in Australia. The combined purchase price for the 1997 acquisitions, net of cash acquired, was approximately $214.8 million, and was funded with borrowings under the Acquisition Facility and the Working Capital Facility (the "Bank Facility") under the Third Amended and Restated Credit Agreement described below (the "Credit Agreement"), and from capital contributions by AMF Bowling attributable to the sale of equity by AMF Bowling to its institutional stockholders and the Initial Public Offering (as hereinafter defined).

     From January 1, 1998 through March 13, 1998, the Company acquired 24 centers in the United States, two centers in the United Kingdom and one center in Australia from unrelated sellers, including fifteen bowling centers in the U.S. from Active West, Inc. ("Active West"). The aggregate purchase price for these acquisitions was approximately $36.5 million, including $35.3 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, 50,000 shares of AMF Bowling Common Stock valued at the closing price of $24 3/16 per share on the New York Stock Exchange on the date of acquisition.

     In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong JV") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong JV opened its first bowling center during November 1997 in Tianjin, China. Additional sites are being evaluated for future development.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter") to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter JV") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1997, the Playcenter JV operated eleven centers in Brazil and two centers in Argentina.

     The Company accounts for its investments in Hong Leong JV and Playcenter JV by the equity method. As of December 31, 1997, the Company's investments in Hong Leong JV and Playcenter JV were $1.1 million and $8.7 million, respectively. See "Note 15. Joint Ventures" in the Notes to Consolidated Financial Statements.

     On October 20, 1997, the Company acquired Michael Jordan Golf Company, Inc. ("Michael Jordan Golf Company"), a company formed to operate golf practice ranges in the U.S. Michael Jordan Golf Company currently operates one golf practice range. The Company agreed to build or acquire two additional golf practice ranges by the end of 1999.

     As a result of the foregoing acquisitions and joint ventures and after giving effect to the construction of one center and the closing of eight U.S. centers and one center in Japan since the Acquisition, the Company operated 394 U.S. bowling centers and 103 international bowling centers as of March 13, 1998.

     In November 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to an initial public offering (the "Initial Public Offering"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."


Business Segments

     Bowling Centers

     In the United States, AMF is the largest operator of bowling centers, with 394 bowling centers (as of March 13, 1998) in 39 states and Puerto Rico. Outside the United States, AMF is also the largest operator of bowling centers, with (as of March 13, 1998) 103 bowling centers in eleven countries: Australia
(39), the United Kingdom (24), Mexico (9), Japan (4), China (including Hong
Kong) (7), Argentina (2), Brazil (11), France (3), Spain (2), Switzerland (1), and Canada (1). Of the U.S. centers, 207 were acquired as part of the Acquisition (eight of which were subsequently closed), 194 were acquired thereafter and one was constructed. Of the international centers, 78 were acquired as part of the Acquisition, twelve were acquired thereafter, including nine in the United Kingdom and three in Australia, and one in Japan was closed. The foregoing numbers include one center in China, two centers in Argentina and eleven centers in Brazil which are operated as part of Hong Leong JV and Playcenter JV, respectively.

     The Company's number of U.S. centers, regional clustering (56 clusters) and average size (an average of 38 lanes per U.S. center versus an industry average of 21 lanes per U.S. center) provide both additional revenue opportunities and economies of scale. These revenue opportunities include (i) scheduling flexibility, which improves lane utilization, (ii) the ability to support an expanded food and beverage operation and (iii) more concourse space for food and beverage offerings, amusement games, billiards and pro shops. Cost savings resulting from the economies of scale include (a) the ability to distribute operating and corporate overhead costs (including marketing and advertising costs) over a larger revenue base and (b) attractive terms from certain of the Company's suppliers.

     Internationally, AMF's centers also are, on average, larger than those of its competitors. As with its U.S. operations, the number of centers, geographic clustering and size result in additional revenue opportunities and economies of scale.

     The geographic diversity of AMF's Bowling Centers operations across different regions of the U.S. and across eleven other countries has historically provided stability to AMF's annual cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Market Development Cycles".

     The Company has an ongoing modernization program that results in its bowling centers having more upgraded physical plants and attractive appearances than those of other operators. Management believes that its historical spending level of approximately 3.7% of Bowling Centers revenue is adequate to cover routine capital expenditures. Management estimates that approximately 2% of Bowling Centers revenue is required for nondiscretionary capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures".

     The Bowling Centers business derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources such as shoe rental, amusement games, billiards and pro shops. In 1997, bowling, food and beverage and other revenue represented 60.6%, 25.4%, and 14.0% of total Bowling Centers revenue, respectively.

     Bowling revenue, the largest portion of a bowling center's revenue and profitability, is derived from league, recreational and tournament play. Food and beverage sales occur primarily through snack bars that offer snack foods, soft drinks and, at many centers, alcoholic beverages. AMF has acquired several centers with large sports bars that provide a large portion of such centers' revenue. Other revenue is derived from shoe rental and the operation of amusement games, billiards and pro shops. The shoe rental business is driven primarily by recreational bowlers who usually do not own bowling shoes. Recreational bowlers and non-bowling customers are also the primary users of amusement games and billiards tables.


     Bowling Products

     The Company manufactures and sells bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and modernization parts, and resale products, such as bowling balls, bags, shoes and other bowlers' aids, sold primarily through pro shops. The bowling products business consists of two categories: (i) NCPs and (ii) Modernization and Consumer Products.

     New Center Packages include the bowling equipment necessary to outfit new or expand existing bowling centers, such as lanes, pinspotters, automatic scoring, bowler seating, ball returns, masking units and bumpers. AMF is focused on sales of NCPs into countries with demonstrated strong demand for the construction of new bowling centers. In addition, AMF believes that certain markets in South America, Asia Pacific and Eastern Europe hold the potential for high growth over the next several years, but are currently in the early stages of the industry's development. As bowling is introduced into a market and becomes more popular, local developers and entrepreneurs build new bowling centers which drives demand for NCPs. To stimulate this development cycle, AMF has entered into the joint ventures with Hong Leong and Playcenter described under " -- General Development of Business". See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog; Recent NCP Sales".

     The potential customers for Modernization and Consumer Products include all bowling centers in operation today. The number of potential customers will continue to grow as the number of centers increases. In order for a bowling center to remain competitive and to satisfy its customers, the center operator must periodically make investments in the center's equipment. Some of these investments, such as replacing pins, must be made on approximately an annual basis. These annual investments represent relatively modest expenditures necessary to maintain the center. Other equipment, such as automatic scoring, replacement lanes and upgraded automated lane maintenance equipment, require less frequent but more significant investments by center operators. Management believes that many of these modernizations are necessary for a center to maintain its existing customer base.

     In addition to bowling equipment and supplies, AMF manufactures and sells billiards tables under the Renaissance and PlayMaster brand names.


Business Strategy

     The Company is pursuing a three-part strategy to consolidate the U.S. bowling center industry, to build a nationally recognized AMF brand of superior bowling-based family recreation centers, and to capitalize on the demand for bowling products and centers in certain international markets.

     The Company's acquisition program is designed to acquire additional U.S. bowling centers from single-center and small and medium-sized chain operators. Following an acquisition, the Company improves the profitability of the acquired centers by cost reduction initiatives and programs to increase revenue. The Company often makes capital and other improvements to upgrade the acquired centers in order to generate increased revenue.

     The Company is developing a nationally recognized brand of superior bowling and entertainment centers. These centers generally offer state-of-the-art bowling equipment including many of the products manufactured by its Bowling Products business including the Xtreme(TM) package for glow-in-the-dark bowling, the AMF 8800 Gold pinspotter, high scoring HPL synthetic lanes, BOSS NT automatic scoring system with animated computer graphics, Options furniture package for concourse and settee areas, and Durabowl(TM) bumpers that ensure young bowlers knock down pins.

     In 1997, the Company launched AMF CARES!, a comprehensive customer appreciation and rewards system, to deliver a consistent quality, fun recreational experience to customers of AMF centers throughout the United States. This program concentrates on customer-focused operating standards, employee awards and recognition, loyalty-driven marketing programs, enhanced food and beverage operations and stronger brand identity with new signage and employee uniforms. To support this program, the Company commits capital expenditures to modernize its centers and to build new showcase centers such as Chelsea Piers in 1997, the first new bowling center in Manhattan in thirty years, and Marina City in Chicago, which is scheduled to open in 1998.

     The Company's well-established brand name, high quality product lines, and global sales and service network position AMF to take advantage of the international growth in bowling. New Center Packages, which represented 55.2% of 1997 Bowling Products sales, were primarily sold to international markets such as China, Malaysia, Japan, United Kingdom, Germany, Brazil and Argentina. The Company also focuses on development of selected international markets with large populations which are in the early stage of growth in the construction of bowling centers such as India, Poland and Russia. The Company will acquire or build bowling centers to expand its competitive position in certain international markets and to serve as a showcase for the sale of its bowling products in these countries.

     Modernization and Consumer Products, which represented 44.5% of 1997 Bowling Products sales, were sold primarily to more established bowling markets including the United States, Japan and Western Europe. Leadership in introducing innovative new products, combined with its established direct sales force and distribution, positions the Company to service the large worldwide installed base of AMF-equipped centers and to grow with the increased popularity of bowling.


Seasonality and Market Development Cycles

     On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across eleven other countries, provides stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which AMF operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, seasonality may become more accentuated.

     Modernization and Consumer Products sales display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. The NCP category of bowling products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Market Development Cycles" and "Note
16. Business Segments" in the Notes to Consolidated Financial Statements.


Industry and Competition

     Bowling Centers

     Bowling is both a competitive sport and a recreational activity, and faces competition from numerous alternative activities. The ongoing success of the Bowling Centers operation is subject to the level of interest in bowling, the availability and relative cost of other sports, recreational and entertainment alternatives, the amount of leisure time available to potential players, as well as various other social and economic factors over which AMF has no control.

     The Company's centers also compete with other bowling centers. The Company competes primarily through the quality, appearance and location of its facilities and through the range of amenities and service level offered. See "Management's Discussion of Financial Condition and Results of Operations -- Bowling Centers."

     The U.S. bowling center industry is highly fragmented, and consists of two relatively large bowling center operators, AMF (which had 370 U.S. centers as of December 31, 1997) and Brunswick Corporation ("Brunswick") (which had approximately 111 U.S. centers as of December 31, 1997), four medium-sized chains, which together account for 70 bowling centers, and over 5,300 bowling centers owned by single-center and small-chain operators, which typically own four or fewer centers. The top six operators (including AMF) account for less than 10% of the total number of U.S. bowling centers.

     The international bowling center industry is also highly fragmented. There are typically few chain operators in any one country and a large number of single-center operators. AMF generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well positioned in countries such as the United Kingdom and Australia.

     In the United States, the operation of bowling centers is a mature industry characterized by slightly decreasing lineage (games per lane per day) offset by increasing average price per game and revenue from food and beverage and other ancillary sources. Management believes that AMF's U.S. lineage has remained relatively stable in recent years due to AMF's ability to better maintain existing league bowlers and attract new recreational bowlers.



               U.S. Bowling Center Industry (a)
---------------------------------------------------------------
                                                     Number of
                     Operator                        Locations     % of Total
-------------------------------------------------   -----------   -----------
AMF .............................................        370           6.3%
Brunswick .......................................        111           1.9
Bowl America ....................................         23           0.4
Active West (b) .................................         16           0.3
Mark Voight .....................................         16           0.3
Bowl New England ................................         15           0.2
                                                         ---         -----
 Subtotal .......................................        551           9.4
Single-center and small-chain operators .........      5,302          90.6
                                                       -----         -----
 Total ..........................................      5,853         100.0%
                                                       =====         =====

---------
 (a) AMF estimate at December 31, 1997.

 (b) On February 13, 1998, the Company acquired fifteen centers from Active West. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures" and "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements.


     Bowling Products

     AMF and Brunswick are the two largest manufacturers of bowling center equipment, and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. The Company also competes with smaller, often regionally focused companies in certain product lines. Management estimates that AMF accounts for approximately 41% of the worldwide installed base of bowling center equipment.

     Because of bowling equipment's relatively long useful life, used equipment can be refurbished and sold, often to builders of new centers. The Company actively purchases and resells its used equipment in order to compete with refurbishers who often are U.S. based.

     NCP sales follow the trends in the growth of bowling. As bowling is introduced and becomes popular in new markets, the economics of constructing and operating bowling centers become attractive to local market developers and entrepreneurs. Consequently, new bowling center construction drives demand for NCPs. For at least the last 15 years, the majority of NCP sales has been to international markets. In recent years, this trend has been fueled by the growth of bowling in several countries, such as China, Taiwan and South Korea.

     Sales of Modernization and Consumer Products to bowling center operators who manage the growing installed base of bowling equipment provide a stable base of recurring revenue. These products include modernization equipment, both proprietary and standard spare parts for existing equipment and other products including pins, shoes and supplies. Some of these products, such as bowling pins, should be replaced on approximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are often required to maintain a customer base.


International Operations

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and VATs and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws.

     AMF has a history of operating in a number of international markets, in some cases, for over thirty years. Similar to other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and Modernization equipment as they await economic stability in their regions. As of March 13, 1998, the NCP backlog was 1,765 which is flat compared to the same period last year.

     For the year ended December 31, 1997, NCP sales and backlog to China, Japan and other Asia Pacific markets represented 72.7% and 70.4% of total NCP unit sales and backlog, respectively.

     Foreign currency exchange rates also can affect the translation of operating results from international bowling centers, but for the year ended December 31, 1997, such exchange rates did not materially impact operating results. For 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.

     Over the longer term, management continues to believe that international markets, including Asia Pacific, represent attractive opportunities for bowling equipment sales and bowling center operations. Accordingly, management continues to pursue its strategy in international markets.


Employees

     Bowling Centers

     As of December 31, 1997, Bowling Centers had approximately 18,415 full- and part-time employees worldwide. The Company believes that its relations with its Bowling Centers employees are satisfactory.




                Country                   Number of Employees (a)
--------------------------------------   ------------------------
United States                                     16,226
                                                  ------
International:
 Australia ...........................             1,202
 United Kingdom ......................               440
 Mexico ..............................               240
 China (including Hong Kong) .........               120
 Japan ...............................                47
 France ..............................                75
 Spain ...............................                32
 Switzerland .........................                 9
 Canada ..............................                24
                                                  ------
   Total International ...............             2,189
                                                  ------
   Total Worldwide ...................            18,415
                                                  ======

---------
 (a) Numbers vary depending on the time of year.

 Bowling Products

     As of December 31, 1997, Bowling Products had approximately 1,125 full-time employees worldwide. The Company believes that its relations with its Bowling Products employees are satisfactory. Employees are divided along functional lines as shown in the table below.




           Segment               Number of Employees
-----------------------------   --------------------
Manufacturing ...............             760
                                          ---
Sales:
 Australia ..................               8
 Americas ...................              48
 Europe .....................              89
 Asia Pacific ...............             123
 Japan ......................              97
                                          ---
   Total Sales ..............             365
                                          ---
   Total Worldwide ..........           1,125
                                        =====

     Corporate

     As of December 31, 1997, corporate had approximately 170 full-time employees. The Company believes that its relations with its corporate employees are satisfactory.


Item 2. Properties

     Bowling Centers

     As of December 31, 1997, AMF operated 370 bowling centers and related facilities in the United States and 100 centers in eleven other countries. A regional list of these facilities is set forth below:



                                U.S. Centers*
                                  Number of     Number of
Region                             Clusters     Locations     Owned     Leased
------------------------------   -----------   -----------   -------   -------
Texas ........................         6            34          28         6
Baltimore/Washington .........         3            24          15         9
Northeast ....................         8            60          34        26
Mid-Atlantic .................         7            48          31        17
Southern .....................        11            59          43        16
Great Lakes ..................         7            51          39        12
Midwest ......................         6            37          27        10
Pacific ......................         8            55          24        31
                                      --            --          --        --
 Total .......................        56           368         241       127
                                      ==           ===         ===       ===

 * AMF operates two centers for an unrelated party. These centers are neither owned nor leased by AMF and, therefore, are not included in the foregoing table. In addition, the Company operates a golf practice range in Aurora, Illinois.

                       International Centers *
                                        Number of
Country                                 Locations     Owned     Leased
------------------------------------   -----------   -------   -------
Australia ..........................        38          23        15
United Kingdom .....................        22           5        17
Mexico .............................         9           5         4
China, including Hong Kong .........         6           0         6
Japan ..............................         4           0         4
France .............................         3           0         3
Spain ..............................         2           0         2
Switzerland ........................         1           0         1
Canada .............................         1           1         0
                                            --          --        --
   Total ...........................        86          34        52
                                            ==          ==        ==

 * The table excludes one bowling center operated by the Hong Leong JV and thirteen bowling centers operated by the Playcenter JV. See "Business -- General Development of Business".

     AMF's leases are subject to periodic renewal. Sixty of the U.S. centers have leases which expire during the next three years. Forty-one of such leases have renewal options. Twenty-two of the international centers have leases which expire during the next three years. Six of such leases have renewal options. The Company generally does not have difficulty renewing leases.

 Bowling Products

     As of December 31, 1997, AMF owned or leased facilities at five locations in the United States, four of which are used for its Bowling Products business and one of which is used for its billiards business. AMF also leased the following facilities at 29 international locations which are used as offices or warehouses.



                                           U.S. Facilities
                                                                                Approximate    Owned/
Location                                      Products                        Square Footage   Leased
---------------------- ----------------------------------------------------- ---------------- -------
Richmond, VA ......... World headquarters, pinspotters, automatic scoring,        360,000      Owned
                       synthetic lanes, other capital equipment, consumer         54,000     Leased
                       products, used pinspotters
Lowville, NY ......... Pins and wood lanes                                        121,000      Owned
                                                                                   50,000      Owned
Golden, CO ........... Lane maintenance equipment (Century)                        50,000     Leased
Bland, MO ............ Billiards tables (AMF Billiards and Games)                  37,210      Owned
                                                                                   33,373     Leased
                                                                                   32,000      Owned
                                                                                   24,000      Owned
                                                                                   16,000      Owned
                                                                                   11,000     Leased
Miami, FL ............ Office                                                         200     Leased


                             International Facilities
                                                             Approximate    Owned/
Location                                     Functions     Square Footage   Leased
---------------------------------------- ---------------- ---------------- -------
 Emu Plains, Australia .................     Office               400      Leased
                                            Warehouse          10,100      Leased
 Brussels, Belgium .....................     Office             1,000      Leased
 Toronto, Canada .......................     Office             2,100      Leased
                                            Warehouse             400      Leased
 Beijing, China ........................     Office               390      Leased
 Guangzhou, China ......................     Office               380      Leased
                                            Warehouse           1,650      Leased
 Hong Kong .............................     Office             2,500      Leased
                                             Office             1,125      Leased
 Shanghai, China .......................     Office               400      Leased
 Levallois-Perret, France ..............     Office               984      Leased
                                            Warehouse           1,470      Leased
 Mainz-Kastel, Germany .................     Office               656      Leased
                                            Warehouse           1,650      Leased
 Bangalore, India ......................     Office             1,050      Leased
 New Delhi, India ......................     Office             2,000      Leased
 Yokohama, Japan .......................     Office             4,626      Leased
                                            Warehouse           8,808      Leased
                                         Service Center         1,634      Leased
 Seoul, South Korea ....................     Office             5,119      Leased
                                            Warehouse           7,472      Leased
 Mexico City, Mexico ...................     Office             1,300      Leased
                                            Warehouse          11,431      Leased
 Warsaw, Poland ........................     Office               209      Leased
 Granna, Sweden ........................     Office             4,515      Leased
                                            Warehouse          12,705      Leased
 Hemel Hempstead, United Kingdom .......     Office            11,500      Leased
                                            Warehouse          11,770      Leased

Item 3. Legal Proceedings

     The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse effect on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.

     On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Association, II v. Golden Giant, Inc., d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pennsylvania, asserted a third-party claim against AMF Bowling Products, Inc., a wholly-owned, indirect subsidiary of AMF Bowling Worldwide ("AMF Bowling Products"), and other parties. The defendant, Golden Giant, Inc. ("Golden Giant"), a construction company, was originally named as the sole defendant by a bowling center (not owned or operated by the Company) in connection with the collapse of the bowling center's roof in 1994. Golden Giant named AMF Bowling Products as a defendant, and charged AMF with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) in a portion of the building that allegedly could not adequately support the additional weight of the monitors. The plaintiff claimed damages in excess of $2.9 million. Golden Giant asserted that, if the plaintiff is entitled to any recovery, it should come in whole or in part from AMF Bowling Products. On March 25, 1997, the court dismissed AMF Bowling Products from the lawsuit, which continues against the other defendants. The plaintiff appealed the order dismissing AMF Bowling Products. In October 1997, the appellate court dismissed the plaintiff's appeal as premature.


Regulatory Matters

     There are no unique federal or state regulations applicable to bowling center operations or equipment manufacturing. State and local governments require establishments to hold permits to sell alcoholic beverages, and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals) without burdensome reporting or supervision.


Environmental Matters

     AMF's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. AMF believes that its operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted.

     The Company currently and from time to time is subject to environmental claims. In management's opinion, the claims currently asserted against the Company are not likely to have a material adverse effect on its financial position or results of operations. However, it is not possible to assure the ultimate outcome of such claims. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market for AMF Bowling Worldwide Common Equity and Related Investor Matters


Common Stock

     The Company's common stock is wholly owned by AMF Group Holdings. There is no public trading market for the Company's common stock.


Debt Securities

     The following debt securities are registered with the Securities and Exchange Commission and listed on the New York Stock Exchange:

     o 10 7/8% Series B Senior Subordinated Notes Due 2006

     o 12 1/4% Series B Subordinated Discount Notes Due 2006

     The senior subordinated notes and the senior subordinated discount notes (collectively, the "Exchange Notes") are subordinated to the guarantees of the Company's senior debt of $621.3 million outstanding at December 31, 1997. The indentures governing the Exchange Notes contain certain covenants that, among other things, restrict declaration of dividends and require maintenance of certain financial ratios. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements for discussion of guarantees and covenants.


Item 6. Selected Financial Data

     The selected financial data set forth below for the fiscal years indicated were derived from AMF Group Holdings' audited consolidated financial statements for the year ended December 31, 1997, and the period ended December 31, 1996, and the audited combined financial statements for the four months ended April 30, 1996, and the years ended December 31, 1995, 1994, and 1993, of the AMF Bowling Group which represented the Bowling Centers and Bowling Products businesses of the Predecessor Company. The consolidated pro forma results set forth below are presented as if the Acquisition had occurred on January 1, 1996, and are based on the Predecessor Company's statement of operations for the period ended April 30, 1996, AMF Group Holdings' statement of income from its inception through December 31, 1996 and adjustments giving effect to the Acquisition under the purchase method of accounting. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The data should be read in conjunction with AMF Group Holdings' Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The comparability of the selected financial data is impacted based on the Company's bowling center acquisition program. In 1996, the Company acquired 57 bowling centers from unrelated sellers. The combined purchase price was $108.0 million. In 1997, the Company acquired 122 bowling centers from a number of unrelated sellers. The combined purchase price was $214.8 million. See "Item 1. Business -- General Development of Business".

     The selected financial data include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses. EBITDA information is included because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with GAAP.

                                                                                                          Four Months
                                                                                                             Ended
                                                     For the year ended December 31,                       April 30,
                                  ---------------------------------------------------------------------- ------------
                                                          (dollars in millions)
                                                                       Pro Forma
                                                                       AMF Group
                                                                       Holdings                           Predecessor
                                          Predecessor Company            Inc.    AMF Group Holdings Inc.    Company
                                  ----------------------------------- ---------- ----------------------- ------------
                                      1993        1994        1995      1996(a)    1996(b)       1997       1996(c)
                                  ----------- ----------- ----------- ---------- ----------- ----------- ------------
Income Statement Data:
Operating revenue ...............  $ 427.6     $ 517.8     $ 564.9     $ 548.9     $ 384.8     $ 713.7     $ 164.9
                                   -------     -------     -------     -------     -------     -------     -------
Cost of goods sold ..............    153.2       196.0       184.1       173.6       130.5       212.6        43.1
Bowling center operating
  expenses ......................    108.5       115.2       166.5       178.8       123.7       251.2        80.2
Selling, general and adminis-
  trative expenses ..............     41.9        57.1        50.8        51.0        35.1        64.5        35.5
Depreciation and
  amortization ..................     21.4        24.8        39.1        73.5        49.4       102.5        15.1
                                   -------     -------     -------     -------     -------     -------     -------
Operating income (loss) .........    102.6       124.7       124.4        72.0        46.1        82.9        (9.0)
Interest expense, gross .........      5.0         7.4        15.7       106.2        78.0       118.4         4.5
Other income (expense),
  net ...........................     (0.1)       (1.5)        0.2         3.6         3.7        (8.2)       (0.1)
                                   -------     -------     -------     -------     -------     -------     -------
Income (loss) before income
  taxes .........................     97.5       115.8       108.9       (30.6)      (28.2)      (43.7)      (13.6)
Provision (benefit) for income
  taxes .........................     15.1        16.5        12.1        (9.0)       (8.6)      (12.9)       (1.7)
                                   -------     -------     -------     -------     -------     -------     -------
Net income (loss) before
  equity in loss of joint
  ventures and extraordinary
  items .........................     82.4        99.3        96.8       (21.6)      (19.6)      (30.8)      (11.9)
Equity in loss of joint
  ventures ......................       --          --          --          --          --        (1.4)         --
                                   -------     -------     -------     -------     -------     -------     -------
Net income (loss) before
  extraordinary items ...........     82.4        99.3        96.8       (21.6)      (19.6)      (32.2)      (11.9)
Extraordinary items, net of
  tax ...........................       --          --          --          --          --       (23.4)         --
                                   -------     -------     -------     -------     -------     -------     -------
Net income (loss) ...............  $  82.4     $  99.3     $  96.8     $ (21.6)    $ (19.6)    $ (55.6)    $ (11.9)
                                   =======     =======     =======     =======     =======     =======     =======
Ratio of earnings
  to fixed changes (e) ..........     11.0x       10.3x        6.1x         --          --          --          --
Selected Data:
EBITDA ..........................  $ 124.0     $ 149.5     $ 163.5     $ 145.5     $  95.5     $ 185.4     $   6.1
EBITDA margin ...................     29.0%       28.9%       28.9%       26.5%       24.8%       26.0%        3.7%


                                                       As of December 31,
                                 ---------------------------------------------------------------
                                                      (dollars in millions)
                                         Predecessor Company            AMF Group Holdings Inc.
                                 ------------------------------------   ------------------------
                                    1993         1994         1995          1996         1997
Balance Sheet Data:              ----------   ----------   ----------   -----------   ----------
Working capital (d) ..........  $ 18.9       $ 16.9       $ 29.2       $    7.9      $   44.0
Goodwill, net ................      --           --           --          771.1         772.3
Total assets .................   228.2        410.2        400.4        1,593.9       1,831.8
Total debt ...................    75.7        186.1        167.4        1,091.3       1,060.6
Stockholder's equity .........    88.6        132.4        161.5          408.7         653.9
Total capital ................   164.3        318.5        328.9        1,500.0       1,714.5

---------
(a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.
(b) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes the results of operations of the acquired business from May 1, 1996 through December 31, 1996.
(c) Represents results of operations from January 1, 1996 through April 30,
    1996.
(d) Predecessor Company amounts reflect elimination of affiliate receivables and payables.
(e) The ratios of earnings to fixed charges are computed by dividing earnings by the fixed charges. Earnings consist of net income to which has been added fixed charges and income taxes. Fixed charges consist of interest expense, amortization of debt issuance costs, and the portion of rent expense considered to represent interest. For the year ended December 31, 1997, AMF had a deficiency of earnings to fixed charges of

  $43.7 million. For the year ended December 31, 1996, on a pro forma basis, AMF had a deficiency of earning to fixed charges of $30.6 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information in this report contains forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to successfully execute acquisition opportunities and to integrate acquired operations into its business, (ii) the continued development and growth of new bowling markets and the Company's ability to continue to identify those markets and to generate sales of products in those markets before market saturation, (iii) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (iv) the Company's ability to retain experienced senior management, (v) the ability of AMF and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness and (vi) the popularity of bowling as an activity in the United States and abroad. In addition, actual results may also differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (i) a decline in general economic conditions, (ii) an adverse judgment in pending or future litigation and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. AMF undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF's Consolidated Financial Statements included elsewhere herein.

     Management believes that comparisons of the results of operations for the years ended December 31, 1997 and 1996, on a pro forma basis, and December 31, 1996, on a pro forma basis, and 1995, are more meaningful than comparisons on an historical basis. This is due primarily to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition and from the increased interest expense due to the debt incurred related to the Acquisition. Discussion of the results of the Company's operations for the year ended December 31, 1997, is on an historical basis. Discussion of the results of the Predecessor Company's operations for the year ended December 31, 1995, is on an historical basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The two European centers that were not acquired by the Company as part of the Acquisition, as discussed in "Note 1. Organization" in the Notes to Consolidated Financial Statements, are included in the 1996 actual Predecessor Company results and excluded from 1996 pro forma results. The two centers have no material impact on the Company's financial statements or on the information presented in this section.


     For 1995, Bowling Centers adopted a calendar year end; accordingly, the Bowling Centers results of operations for the year ended December 31, 1995 includes the results of U.S. operations for the period from December 26, 1994 through December 31, 1995. Total revenue for the period from December 26, 1994 through December 31, 1994 was approximately $2.0 million.

     The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.


Performance by Business Segment

     Bowling Centers

     Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. In 1997, bowling, food and beverage and other revenue represented 60.6%, 25.4% and 14.0% of total Bowling Centers revenue, respectively.

     The results shown below reflect both U.S. and international Bowling Centers operations.



                                                                  For the year ended December 31,
                                                            --------------------------------------------
                                                                       (dollars in millions)
                                                                             Pro Forma
                                                             Predecessor     AMF Group       AMF Group
                                                               Company     Holdings Inc.   Holdings Inc.
                                                            ------------- --------------- --------------
                                                                 1995         1996(a)          1997
                                                            ------------- --------------- --------------
    Bowling Centers (before intersegment eliminations):
    Operating revenue .....................................   $ 292.3        $ 307.3         $ 429.1
                                                              -------        -------         -------
    Cost of goods sold ....................................      26.3           27.5            39.9
    Bowling center operating expenses .....................     168.7          177.2           252.5
    Selling, general and administrative expenses ..........      10.5            7.0             6.3
    Depreciation and amortization .........................      36.6           56.2            82.8
                                                              -------        -------         -------
    Operating income ......................................   $  50.2        $  39.4         $  47.6
                                                              =======        =======         =======
    Selected Data:
    EBITDA ................................................   $  86.8        $  95.6         $ 130.4
    EBITDA margin .........................................      29.7%          31.1%           30.4%
    Number of centers, end of period ......................       286            341             470
    Number of lanes, end of period ........................     9,430         11,782          16,315

---------
  (a) Represents pro forma results of operations from January 1, 1996 through December 31, 1996. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The pro forma 1996 amount of selling, general and administrative expenses has been adjusted to reflect a reallocation to corporate of certain general and administrative expenses previously allocated to the Bowling Centers segment. The 1995 amounts have not been restated to reflect this change.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Bowling Centers operating revenue increased $121.8 million, or 39.6%. An increase of $125.8 million was attributable to new centers, of which $116.5 million was from U.S. centers, and $9.3 million was from international centers. An increase of $1.1 million, or 0.4%, in constant centers (centers in operation for at least one full fiscal year) revenue was primarily a result of an increase in revenue in the Northeast region of the United States, a region in which the Company has a large number of centers and which experienced severe weather conditions during the first quarter of 1996. The increase in constant centers revenue for the year ended December 31, 1997 compared to the same period in 1996 was net of $1.0 million additional revenue in 1996 due to leap year, a $3.0 million decrease in revenue from the Japanese centers in 1997, which was primarily caused by recent poor economic conditions in Japan, and a decrease of $1.0 million in operating revenue in the third quarter of 1997 compared to the same period in 1996 which resulted from pricing specials used in the U.S. and international centers to overcome lower lineage (defined as games per lane per day) which resulted from the hot, dry weather in these regions. Excluding these special items, constant center revenue would have increased $6.1 million, or 2.2%, in the year ended December 31, 1997 compared to the same period in 1996. A decrease in operating revenue of $5.1 million was primarily attributable to the closing of eight U.S. centers in May 1996, and February, May and December 1997, respectively.

     Cost of goods sold increased $12.4 million, or 45.1%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $75.3 million, or 42.5%, of which approximately $74.6 million was attributable to new centers, including $69.6 million attributable to U.S. centers and $5.0 million attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 57.7% for the year ended December 31, 1996, on a pro forma basis, versus 58.8% for the year ended December 31, 1997.

     A decrease of $0.7 million, or 10.0%, in selling, general and administrative expenses was attributable to cost controls implemented in international centers in response to lower lineage discussed above and savings associated with closed centers, partially offset by additional expenses due to new centers.

     An increase of $34.8 million, or 36.4%, in EBITDA was attributable to new centers. EBITDA margin in 1997 was 30.4% compared to 31.1% in 1996, on a pro forma basis.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. Operating revenue increased $15.0 million, or 5.1%. Increases of $19.0 million attributable to the addition of 57 new centers purchased during the last two quarters of 1996 and $0.5 million attributable to increases at constant centers were offset by decreases of $2.2 million attributable to the two bowling centers which were not acquired as part of the Acquisition and $2.3 million attributable to the closure of seven of the 106 bowling centers originally purchased by the Predecessor Company from Fair Lanes. The constant center revenue increase was attributable to an increase in international revenue of $2.4 million, offset by a decrease in U.S. constant centers revenue of $1.9 million. The decrease in U.S. constant centers revenue was largely a result of a decrease in revenue due to the severe weather conditions in the Northeast, a region in which the Company has a large number of centers, during the first quarter of 1996. An increase in bowling prices in the U.S. during 1996 was partially offset by a decrease in U.S. lineage. The increase in international revenue was primarily a result of an increase in average price per game and increased food and beverage revenue.

     Cost of goods sold increased $1.2 million, or 4.6%, primarily as a result of new centers.

     Bowling Centers operating expenses increased by $8.5 million, or 5.0%. An increase of $10.0 million attributable to new centers and a net increase of $2.2 million attributable to constant centers were offset by a decrease of $3.7 million primarily attributable to the two centers not acquired in the Acquisition and the closure of seven Fair Lanes centers. The net increase in constant centers operating expenses was a result of an increase of $4.1 million in international centers due to increased rents and payroll expenses, and a decrease of $1.9 million in U.S. centers resulting from the implementation of cost reduction plans developed by management after assessing the impact of the severe weather conditions during the first quarter of 1996. As a percentage of total revenue, Bowling Centers operating expenses remained constant at 57.7% during 1996 and 1995.

     Of the $3.5 million decrease in selling, general and administrative expenses, $3.6 million is due to a reallocation to corporate of certain selling, general and administrative expenses previously allocated to the Bowling Centers segment.

     An increase of $8.8 million, or 10.1%, in EBITDA was attributable to new centers. EBITDA margin in 1996 was 31.1% compared to 29.7% in 1995.

 Bowling Products

     The results shown below reflect Bowling Products operations.



                                                             For the year ended December 31,
                                                       --------------------------------------------
                                                                  (dollars in millions)
                                                                        Pro Forma
                                                        Predecessor     AMF Group       AMF Group
                                                          Company     Holdings Inc.   Holdings Inc.
                                                       ------------- --------------- --------------
                                                            1995         1996(a)          1997
                                                       ------------- --------------- --------------
    Bowling Products
     (before intersegment eliminations):
    Operating revenue ................................   $ 286.5        $ 252.1         $ 299.3
    Cost of goods sold ...............................     166.9          153.3           185.7
                                                         -------        -------         -------
    Gross profit .....................................     119.6           98.8           113.6
    Selling, general and administrative expenses .....      40.3           36.2            42.8
    Depreciation and amortization ....................       3.6           18.5            19.8
                                                         -------        -------         -------
    Operating income .................................   $  75.7        $  44.1         $  51.0
                                                         =======        =======         =======
    Selected Data:
    Gross profit margin ..............................      41.7%          39.2%           38.0%
    EBITDA ...........................................   $  79.3        $  62.6         $  70.8
    EBITDA margin ....................................      27.7%          24.8%           23.7%
    New Center Packages sold .........................     4,437          3,029           4,576
    New Center Packages backlog
     end of period (b) ...............................       940          1,426           1,725

---------
  (a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The pro forma 1996 amount of selling, general and administrative expenses has been adjusted to reflect a reallocation to corporate of certain overhead expenses previously allocated to the Bowling Products segment. The 1995 amounts have not been restated to reflect this change.

  (b) NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of such orders. The backlog as of March 13, 1998 is 1,765 units which is flat compared to the same period last year. See " -- Backlog; Recent NCP Sales".

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Bowling Products operating revenue increased $47.2 million, or 18.7%, primarily due to an increase of $44.7 million, or 37.1%, in NCP revenue, and an increase of $1.5 million, or 1.1%, in Modernization and Consumer Products revenue. The increase in NCP revenue was due to an overall increase in NCP sales of 1,547 units which occurred primarily in Asia Pacific, Europe, South America and the Middle East. See " -- Seasonality and Market Development Cycles".

     Gross profit increased by $14.8 million, or 15.0%. Gross profit margin was 39.2% in 1996, on a pro forma basis, and 38.0% in 1997. Competitive pricing pressure in certain markets and higher cost of sales, both experienced in the third and fourth quarter, and unfavorable exchange rates experienced in certain markets in the fourth quarter, resulted in lower year-to-date margins in 1997. See " -- International Operations".

     Bowling Products selling, general and administrative expenses increased by $6.6 million, or 18.2%, primarily as a result of a $4.3 million increase attributable to payroll and facilities expenses related to opening and staffing certain of the Company's international sales and service offices, and an increase of $3.7 million attributable to advertising and promotion expenses. These increases were offset by a $1.4 million decrease in payroll, facilities and related expenses at U.S. locations.

     EBITDA increased $8.2 million, or 13.1%, and EBITDA margin decreased from 24.8% in 1996, to 23.7% in 1997. The margin decline was impacted by the pricing pressure and unfavorable exchange rates discussed above.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. Operating revenue decreased by $34.4 million, or 12.0%, primarily due to a decrease of $35.3 million, or 22.7%, in NCP revenue offset by an increase of $0.9 million, or 0.7%., in Modernization and Consumer Products revenue. The decrease in NCP revenue was due to an overall decrease in NCP sales by 1,408 units in 1996 compared to 1995, particularly for maturing markets including South Korea and Taiwan, offset in part by an increase in NCP revenue from sales to China. From 1995 to 1996, total NCP sales to South Korea decreased by 1,165 units and to Taiwan decreased by 1,323 units. Additionally, there was a moderate increase in NCP units sold in the Americas and southern Europe during 1996. The increase in sales to China occurred during the last six months of 1996. See " -- Seasonality and Market Development Cycles". The increase in Modernization and Consumer Products revenue was due in part to increased sales of synthetic lanes and automatic scoring in the United States.

     Gross profit decreased by $20.8 million, or 17.4%. Gross profit margin was 41.7% in 1995 and 39.2% in 1996. Of this 2.5% decrease, 0.8% was attributable to an increase in certain inventory and warranty reserves in the Modernization and Consumer Products categories of $2.1 million, and 1.7% was attributable to the lower margins on decreased revenues, particularly in Japan, due to price cuts implemented by the Company's management in response to stiffer competition in the Modernization and Consumer Products category.

     Of the $4.1 million decrease in selling, general and administrative expenses, $4.2 million was due to a reallocation to corporate of certain overhead expenses previously allocated to the Bowling Products segment.

     EBITDA decreased $16.7 million, or 21.1%, and EBITDA margin decreased from 27.7% in 1995, to 24.8% in 1996, primarily due to the decreased NCP revenue and gross profit discussed above.


Consolidated Items

     Depreciation and Amortization. For the year ended December 31, 1997, depreciation and amortization increased by $29.0 million, or 39.5%, over the same period in 1996, primarily due to depreciation of property and equipment of centers acquired since May, 1996 and incremental depreciation expense as a result of capital expenditures.

     For the year ended December 31, 1996, depreciation and amortization increased by $34.4 million, or 88.0%, over the same period in 1995, primarily as a result of recording fixed assets at fair market value and goodwill in accordance with the purchase accounting method applied for the Acquisition.

     Interest Expense. Gross interest expense increased by $12.2 million, or 11.5%, in the year ended December 31, 1997 compared with the same period in 1996, primarily due to interest paid on increased levels of bank debt as a result of center acquisitions. See " -- Liquidity" and " -- Capital Resources". Cash interest paid by the Company for the year ended December 1997 totaled $83.2 million, while non-cash bond interest amortization totaled $33.6 million.


     For the year ended December 31, 1996, gross interest expense increased by $90.5 million, or 576.4%, compared with the same period in 1995 due to interest paid on debt incurred to finance the Acquisition and interest on the Acquisition Facility. Cash interest paid by the Company for the year ended December 31, 1996 totaled $44.5 million, while non-cash bond interest amortization totaled $24.7 million.

     Net Income (Loss). Net loss increased $34.0 million, or 157.4%, for the year ended December 31, 1997 compared with the same period in 1996. Increases of $39.9 million in EBITDA discussed above on a segment basis and income tax benefit of $3.9 million were offset by increases of $29.0 million in depreciation and amortization expense, $12.2 million in interest expense, $23.4 million of extraordinary charges recorded in the fourth quarter as described below, $11.8 million in other expenses and $1.4 million of equity in loss of joint ventures.

     The Company incurred after-tax extraordinary charges totaling $23.4 million in the fourth quarter of 1997 as a result of entering into the Third Amended and Restated Credit Agreement (the "Credit Agreement"), the premium paid to redeem a portion of the senior subordinated discount notes with the proceeds of the Initial Public Offering and the write-off of the portion of deferred financing costs attributable to the senior subordinated discount notes redeemed. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements and "Selected Quarterly Data" included elsewhere herein.

     Of the $11.8 million increase in other expenses, $3.6 million is attributable to the write down of seven U.S. centers closed in 1997 and three U.S. centers which the Company will close in 1998, $1.6 million is attributable to an increase in losses recorded on sales of property and equipment and $3.0 million represents an increase in losses on foreign exchange transactions. In addition to the increases in these expenses, interest income decreased

$3.6 million. Proceeds from the issuance of senior subordinated notes and senior subordinated discount notes which were used to partially fund the Acquisition were received by the Company in March 1996, and earned interest income until May 1, 1996, the date of Acquisition.

     The Company accounts for its investments in Hong Leong JV and Playcenter JV by the equity method. For the year ended December 31, 1997, the Company incurred a loss of $1.4 million as equity in loss of joint ventures. See "Note
15. Joint Ventures" in the Notes to Consolidated Financial Statements.

     The decline of $118.4 million, or 122.3%, in net income from $96.8 million in 1995 to a net loss of $(21.6) million in 1996, on a pro forma basis, was primarily attributable to a decrease in Bowling Products EBITDA resulting from the decline in NCP revenue and higher depreciation and amortization and interest expense resulting from the Acquisition after allowing for an $9.0 million tax benefit.

     Income Taxes. Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

     In connection with the Acquisition, the two principal subsidiaries of the Company elected under Section 338(h)(10) of the Code to treat the stock purchase as a deemed asset acquisition for the purposes of U.S. income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and to treat any amortizable goodwill as tax deductible over fifteen years.

     As of December 31, 1997, the Company had net operating losses of approximately $110.0 million and foreign tax credits of $12.4 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company had not recorded a valuation reserve as of December 31, 1997 because the Company expects to utilize these net operating losses and foreign tax credits prior to their expiration.


Liquidity

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The following discussion compares AMF's results for the year ended December 31, 1997 with the period ended December 31, 1996, on an historical basis.

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1996 was $7.9 million compared with $44.0 million as of December 31, 1997, an increase of $36.1 million. Accounts receivable increased $31.3 million primarily as a result of increased NCP revenue, inventory increased $15.6 million in advance of future shipments, deferred taxes and other current assets increased $5.9 million and the current portion of long-term debt decreased $15.0 million as a result of principal payments on the Credit Agreement. These increases in working capital were offset by an increase of $10.0 million in accounts payable attributable to an increase in production in advance of future shipments, an increase of $13.9 million caused by changes in other current liabilities and a decrease in cash of $7.8 million primarily attributable to payments on debt under the Credit Agreement and internal funding of certain bowling center acquisitions.

     Net cash flows provided by operating activities were $73.8 million for the period ended December 31, 1996 compared with net cash provided of $47.7 million for the year ended December 31, 1997, a decrease of $26.1 million. Net cash was provided from an increase of $53.1 million in depreciation and amortization as a result of incremental depreciation recorded on bowling center acquisitions and capital expenditures of the Company, an increase of $8.8 million which resulted from amortization of the discount related to the bonds used to partially fund the Acquisition and an increase of $4.0 million attributable to loss recorded on the sale of property and equipment. In 1997, net cash of $1.4 million was provided by the equity in loss of joint ventures and $23.4 million was provided by the after-tax extraordinary charges discussed above. Net cash used resulted from an increase of $36.1 million in net loss, an increase of $19.6 million in the change in accounts receivable primarily resulting from the increased levels of NCP sales compared with the same period in 1996, an increase of $18.8 million in the change in inventory primarily reflecting the increased backlog of NCP orders to be shipped after December 31, 1997, an increase in the change in other assets of $8.9 million, an increase in the change in net deferred income tax assets of $6.2 million and a decrease of $27.2 million in the change in accounts payable and other liabilities.

     Net cash flows used in investing activities were $1,467.1 million for the period ended December 31, 1996 compared with net cash flows used of $288.6 million for the year ended December 31, 1997. During the period ended December 31, 1996, cash flows used for acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million and other investing cash flows provided were $0.7 million. During the year ended December 31, 1997, acquisitions of bowling centers totaled $214.8 million, capital spending was $56.7 million, investments in and advances to the Hong Leong JV and Playcenter JV totaled $21.3 million, and other cash flows provided by investing activities were $4.2 million attributable to proceeds form the sale of property. See "Note 14. Acquisitions" in the "Notes to Consolidated Financial Statements" and " -- Capital Expenditures".

     Net cash provided by financing activities was $1,438.3 million for the period ended December 31, 1996 compared with net cash provided of $235.7 million for the year ended December 31, 1997. During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility, and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the institutional stockholders of AMF Bowling and certain of its officers and directors. Of the total capital contributed, $380.8 million was for the initial capitalization of the Company and the Acquisition, and $40.0 million was received as additional capital contributions in connection with the acquisition of centers from Charan. During 1997, funds were used primarily for the payment of long-term debt totaling $304.6 million, $14.6 million was attributable to the premium paid in connection with the redemption of a portion of the senior subordinated discount notes discussed above, $0.7 million was attributable to payments on non-compete obligations and $0.5 million was used for a dividend to AMF Bowling for the repurchase of AMF Bowling Common Stock. Funds were provided in 1997 by borrowings of long-term debt totaling $240.4 million, $315.7 million of additional capital contributions from AMF Bowling attributable to the sale of $36.6 million to its institutional stockholders and net proceeds of $279.1 million from the Initial Public Offering. See "Note 9. Long-Term Debt" and "Note 12. Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

     As a result of the aforementioned, cash increased by $43.6 million for the period ended December 31, 1996 compared to a decrease of $7.8 million for the year ended December 31, 1997.


     Year Ended December 31, 1996 Compared to year Ended December 31, 1995.

     The following discussion compares AMF Bowling's results for the period ended December 31, 1996, with the Predecessor Company's results for the year ended December 31, 1995, on an historical basis.

     Net cash flows from operating activities decreased $51.0 million from $124.8 million for the year ended December 31, 1995 to $73.8 million for the period ended December 31, 1996. This decrease was primarily due to the decrease in net income from $96.8 million for the year ended December 31, 1995 to a net loss of $(19.6) million for the period ended December 31, 1996 and higher depreciation, amortization and interest expenses as a result of the Acquisition.

     Net cash flows used in investing activities were $28.3 million for the year ended December 31, 1995 compared with net cash flows used of $1,467.1 million for the period ended December 31, 1996. The change was due primarily to the Acquisition. During the year ended December 31, 1995, capital spending was $30.0 million and other investing cash flows provided were $1.7 million. During the period ended December 31, 1996, acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million, and other cash flows provided by investing activities were $0.7 million.

     Net cash used for financing activities was $94.7 million for the year ended December 31, 1995 compared with net cash provided of $1,438.3 million for the period ended December 31, 1996. This change primarily resulted from the issuance of debt and capital contributions related to the Acquisition. During 1995, the Predecessor Company made distributions to its owners of $71.9 million, net payments on notes payable to its owners of $3.8 million, net payments on credit note agreements and long-term debt of $21.3 million and a payment for redemption of stock of $4.0 million. Additionally, cash of $8.3 million was received as capital contributions by stockholders.

     During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility, and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the institutional stockholders of AMF Bowling and certain of its officers and directors. Of the total capital contributed, $380.8 million was for the initial capitalization of the Company and the Acquisition, and $40.0 million was received as additional capital contributions in connection with the acquisition of centers from Charan. See "Business -- General Development of Business".

     As a result of the aforementioned, cash increased by $1.6 million for the year ended December 31, 1995 compared with an increase of $43.6 million for the period ended December 31, 1996.


Capital Resources

     As a result of the Acquisition, the Company's total indebtedness increased substantially. At December 31, 1997, the Company's debt structure consisted of $621.3 million of senior debt, $250.0 million of senior subordinated notes and $189.3 million of senior subordinated discount notes. The Company's senior debt consisted of $446.2 million of term loans, $173.1 million of revolving credit advances under the Bank Facility and $2.0 million represented by one mortgage note. At December 31, 1997, the Company was capitalized with equity of $654.0 million.

     The Company has the ability to borrow for general corporate purposes and for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. Between December 31, 1997 and March 13, 1998, additional borrowings under the Bank Facility totaled $47.0 million and were used to fund the acquisitions of centers and increases in working capital. At March 13, 1998, $220.1 million was outstanding under the Bank Facility.

     In September 1997, certain current stockholders of AMF Bowling purchased an aggregate of 1,780,000 shares of AMF Bowling Common Stock for $20.00 per share. The aggregate $35.6 million capital contribution was used to fund acquisitions.

     In November 1997, AMF Bowling issued 15,525,000 shares of AMF Bowling Common Stock at $19.50 per share pursuant to the Initial Public Offering. The net proceeds of the Initial Public Offering were approximately $279.1 million after deducting the underwriting discount and expenses payable by AMF Bowling, and were used to repay $150.8 million of indebtedness under the Credit Agreement and to redeem $118.9 million in principal of the senior subordinated discount notes. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     The Company funds its cash needs through cash flow from operations, existing cash balances and the Bank Facility. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the year ended December 31, 1997, the Company incurred cash interest expense of $83.0 million, representing 44.8% of EBITDA of $185.4 million for the year. For the period from the inception date of January 12, 1996 through December 31, 1996, the Company incurred cash interest expense of $53.0 million, representing 55.5% of EBITDA of $95.5 million for the period.

     The Indentures for the senior subordinated notes and the senior subordinated discount notes and the provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management believes that available cash flow, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its senior debt, and interest on the senior subordinated notes and senior subordinated discount notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or that any refinancing would be available on commercially reasonable terms or at all.

     On November 7, 1997, the Company's bank credit agreement was amended and restated as the Third Amended and Restated Credit Agreement, under which the Acquisition Facility and a portion of the term facilities under the Credit Agreement were converted into a non-amortizing revolving Bank Facility, the aggregate size of which was increased to $355.0 million, and a portion of such revolving credit indebtedness was repaid with proceeds of the

Initial Public Offering. Borrowings under the Bank Facility will provide the Company the ability to finance acquisitions or new center construction.


Capital Expenditures

     For the year ended December 31, 1997, the Company's actual capital expenditures were $56.7 million (excluding acquisitions) compared with $23.8 million for the year ended December 31, 1996, on a pro forma basis (capital expenditures of the acquired business from January 1, 1996 through December 31, 1996.) The increase was primarily due to an ongoing modernization program in Bowling Centers, a new point-of-sale information system in U.S. Bowling Centers, new Company-wide information systems, and construction of a new 40 lane, state-of-the-art bowling and family entertainment center at Chelsea Piers in New York City.

     For the period ended December 31, 1996, the Company's capital expenditures were $23.8 million. For the year ended December 31, 1995, the Company's capital expenditures were $30.0 million, including $9.7 million for the construction of three new centers. The 1996 expenditures level was lower than the 1995 level in part because in 1995 three new bowling centers were constructed.

     The Company conducts an ongoing modernization and maintenance program that results in its centers having upgraded physical plants and generally attractive appearances. Management believes that its historical spending level of approximately 3.7% of Bowling Centers revenue is fully adequate to cover all modernization and maintenance capital expenditures. Management estimates that approximately 2.0% of Bowling Centers revenue is required for nondiscretionary capital expenditures.

     Bowling Products has relatively modest capital investment requirements, and the Company has followed a relatively conservative approach to capital investment. Maintenance and replacement investments have been made when clearly needed, but as close to the end of the useful lives of assets as possible. Investment in new product development has received the highest investment priority and has focused on projects with projected payback periods of one to three years.

     The Company has the opportunity to acquire and build additional bowling centers, both in the U.S. and internationally. The Company is prepared to acquire or build additional bowling centers as opportunities arise and is engaged in ongoing evaluations of and discussions with third parties regarding possible acquisitions. Management plans to acquire centers with funding provided under the Credit Agreement to the extent available. Under the Bank Facility, as of December 31, 1997, the Company had the ability to borrow up to an additional $181.9 million for acquisitions or to finance new center construction, subject to certain conditions. Management's plans to expand the Bowling Centers operations are subject to the continuation of favorable economic and financial conditions, which are generally not within the Company's control.

     Currently, the Company has entered into purchase agreements to acquire 5 U.S. centers from several unrelated single-center operators. The Company has committed to build a bowling center in Chicago's Marina City development and the Michael Jordan Golf Center in Charlotte, North Carolina in 1998.

     The Company has funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash, the Bank Facility, and capital contributions by AMF Bowling attributable to issuances of common equity by AMF Bowling. See "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements, " -- Liquidity" and " -- Capital Resources."


Seasonality and Market Development Cycles

     The U.S. bowling center operations are seasonal. The following table sets forth AMF's U.S. constant centers revenue for the last four quarters:



                                               Quarter Ending (dollars in millions)
                          ------------------------------------------------------------------------------
                           March 31, 1997     June 30, 1997     September 30, 1997     December 31, 1997
                          ----------------   ---------------   --------------------   ------------------
Total Revenue .........       $ 58.1             $ 41.1              $ 38.4                $ 50.6
% of Total ............         30.9%              21.8%               20.4%                 26.9%

     On a consolidated basis, however, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across eleven other countries, has provided stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which AMF operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, the seasonality described above may be accentuated. In Australia, where AMF has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. AMF's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. continue to show strong performance. Similarly, in regions with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities, bowling centers show strong performance. See "Note 16. Business Segments" in the Notes to Consolidated Financial Statements.

     Modernization and Consumer Products sales display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. Operators typically sign purchase orders, particularly for replacement equipment, during the first four months of the year, after they receive winter league revenue indications. Equipment is shipped and installed during the summer months, when leagues are generally less active. Sales of modernization equipment, such as automatic scoring and synthetic lane overlays, are less predictable and fluctuate more than the replacement equipment because of the four to ten year life cycles of these major products.

     The NCP category of bowling products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., South Korea and Taiwan) which, in the Company's experience, last five years or more. These growth patterns do not seem to be closely tied to general economic cycles.

International Operations
     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and VATs and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws.

     AMF has a history of operating in a number of international markets, in some cases, for over thirty years. Similar to other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and Modernization equipment as they await economic stability in their regions. As of March 13, 1998, the NCP backlog was 1,765 which is flat compared to the same period last year.

     For the year ended December 31, 1997, NCP sales and backlog to China, Japan and other Asia Pacific markets represented 72.7% and 70.4% of total NCP unit sales and backlog, respectively.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the year ended December 31, 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.

     Over the longer term, management continues to believe that international markets, including Asia Pacific, represent attractive opportunities for bowling equipment sales and bowling center operations. Accordingly, management continues to pursue its strategy in international markets.

Backlog; Recent NCP Sales
     The total backlog of NCPs (which include all of the bowling equipment necessary to outfit one new bowling lane) as of December 31, 1997 was 1,725 units and 1,765 units as of March 13, 1998. The current backlog is flat compared to the same period last year. NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of its NCP orders.

     NCP sales for the year ended December 31, 1997 totaled $165.1 million, a 37.1% increase over the same period in 1996. Management believes that the significant increase was attributable to the market development and sales programs implemented in mid-1996 which were designed to increase NCP sales activity in certain markets around the world. While China currently represents the largest market for NCP sales and backlog, other markets in North and South America, Asia, Europe and the Middle East are being developed.

     The NCP backlog of approximately 1,426 units as of December 31, 1996 represented an increase of 486 units from the backlog of 940 units at December 31, 1995. This increase was primarily composed of increases in the backlogs in China, the United States and Malaysia, partially offset by decreases in the backlogs in Korea and Taiwan.


Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have an adverse effect on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow.


Environmental Matters

     The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes.

     The Company currently and from time to time is subject to environmental claims. In management's opinion, the various claims in which the Company currently is involved are not likely to have a material adverse effect on its financial position or results of operations. However, it is not possible to ensure the ultimate outcome of such claims.

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


Recent Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations. The adoption of SFAS No. 130 will require reporting comprehensive income, which includes the foreign currency translation adjustment, in an alternative format prescribed by the standard.


Year 2000 Issue

     The Company is currently developing and installing new worldwide financial, information, retail and operational systems. Worldwide system implementation is expected to be complete by December 31, 1999. In connection with this implementation, system programs have been designed so that the year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. As of December 31, 1997, the Company spent a total of $12.6 million on systems installation. The Company expects to spend an additional $7.6 million to complete the installation. In addition, the Company sells automatic scoring that is computerized and has developed a software program for approximately $50 thousand that will address the year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. The Company believes that the year 2000 issue has been appropriately addressed through the implementation of these new systems and software development and does not expect the year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows in future periods.

Item 8. Financial Statements and Supplemental Data


                                     INDEX

Financial Statements



                                                                                                       Page
                                                                                                      -----
AMF Group Holdings Inc. and Subsidiaries
o Report of Independent Public Accountants .......................................................      25
o Consolidated Balance Sheets as of December 31, 1997 and 1996 ...................................      26
o Consolidated Statements of Income for the Year Ended December 31, 1997, and the Period Ended
  December 31, 1996 ..............................................................................      27
o Consolidated Statements of Cash Flows for the Year Ended December 31, 1997, and the Period
  Ended December 31, 1996 ........................................................................      28
o Consolidated Statements of Stockholder's Equity for the Year Ended December 31, 1997, and the
  Period Ended December 31, 1996 .................................................................      29
o Notes to Consolidated Financial Statements .....................................................      30
  AMF Bowling Group (Predecessor Company)
o Report of Independent Accountants ..............................................................      60
o Combined Balance Sheets as of April 30, 1996 and December 31, 1995 .............................      61
o Combined Statements of Operations for the Four Months Ended April 30, 1996, and the Year Ended
  December 31, 1995 ..............................................................................      62
o Combined Statements of Cash Flows for the Four Months Ended April 30, 1996, and the Year Ended
  December 31, 1995 ..............................................................................      63
o Combined Statements of Changes in Stockholders' Equity for the Four Months Ended April 30, 1996,
  and the Year Ended December 31, 1995 ...........................................................      64
o Notes to Combined Financial Statements .........................................................      65
  AMF Group Holdings Inc. and Subsidiaries
o Selected Quarterly Data (unaudited) ............................................................      94
Financial Statement Schedules
AMF Group Holdings Inc.
o Report of Independent Public Accountants on Schedule I .........................................     112
o Schedule I -- Condensed Financial Information of AMF Group Holdings Inc. .......................     113
  AMF Bowling Group (Predecessor Company)
o Schedule II -- Valuation and Qualifying Accounts and Reserves ..................................     117

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE BOARD OF DIRECTORS OF
AMF GROUP HOLDINGS INC.:

     We have audited the accompanying consolidated balance sheets of AMF Group Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for the year ended December 31, 1997, and the period from inception (January 12, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Group Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, and the period from inception (January 12, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP



Richmond, Virginia
February 20, 1998

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                   As of December 31,
                                                                             -------------------------------
                                                                                  1997             1996
                                                                             --------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...............................................    $    35,790      $    43,568
 Accounts and notes receivable, net of allowance for
   doubtful accounts of $5,012 and $4,492, respectively ..................         73,991           42,625
 Inventories .............................................................         56,568           41,001
 Deferred taxes and other ................................................         17,049           11,178
                                                                              -----------      -----------
   TOTAL CURRENT ASSETS ..................................................        183,398          138,372
Property and equipment, net ..............................................        750,885          579,308
Leasehold interests, net .................................................         47,180           51,488
Deferred financing costs, net ............................................         18,911           40,595
Goodwill, net ............................................................        772,348          771,146
Investments in and advances to joint ventures ............................         19,999               --
Other assets .............................................................         39,092           12,964
                                                                              -----------      -----------
   TOTAL ASSETS ..........................................................    $ 1,831,813      $ 1,593,873
                                                                              ===========      ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Accounts payable ........................................................    $    41,583      $    31,563
 Accrued expenses ........................................................         64,865           54,357
 Income taxes payable ....................................................          5,571            2,220
 Long-term debt, current portion .........................................         27,376           42,376
                                                                              -----------      -----------
   TOTAL CURRENT LIABILITIES .............................................        139,395          130,516
Long-term debt, less current portion .....................................      1,033,223        1,048,877
Other long-term liabilities ..............................................          5,333            1,851
Deferred income taxes ....................................................             --            3,895
                                                                              -----------      -----------
   TOTAL LIABILITIES .....................................................      1,177,951        1,185,139
                                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock (par value $.01 per share, 100 shares authorized, issued and
   outstanding at December 31, 1997 and 1996) ............................             --               --
 Paid-in capital .........................................................        749,149          429,450
 Retained deficit ........................................................        (75,714)         (19,565)
 Equity adjustment from foreign currency translation .....................        (19,573)          (1,151)
                                                                              -----------      -----------
   TOTAL STOCKHOLDER'S EQUITY ............................................        653,862          408,734
                                                                              -----------      -----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............................    $ 1,831,813      $ 1,593,873
                                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)



                                                                               Year Ended      Period Ended
                                                                              December 31,     December 31,
                                                                                  1997           1996 (a)
                                                                             --------------   -------------
Operating revenue ........................................................     $  713,668      $  384,809
                                                                               ----------      ----------
OPERATING EXPENSES:
 Cost of goods sold ......................................................        212,544         130,542
 Bowling center operating expenses .......................................        251,206         123,673
 Selling, general, and administrative expenses ...........................         64,546          35,070
 Depreciation and amortization ...........................................        102,447          49,386
                                                                               ----------      ----------
   Total operating expenses ..............................................        630,743         338,671
                                                                               ----------      ----------
   Operating income ......................................................         82,925          46,138
                                                                               ----------      ----------
NONOPERATING EXPENSES (INCOME):
 Interest expense ........................................................        118,385          77,990
 Other expenses, net .....................................................         10,106           1,912
 Interest income .........................................................         (1,852)         (5,611)
                                                                               ----------      ----------
   Total nonoperating expenses ...........................................        126,639          74,291
                                                                               ----------      ----------
 Loss before income taxes ................................................        (43,714)        (28,153)
 Benefit for income taxes ................................................        (12,793)         (8,588)
                                                                               ----------      ----------
 Net loss before equity in loss of joint ventures and extraordinary items         (30,921)        (19,565)
 Equity in loss of joint ventures ........................................         (1,362)             --
                                                                               ----------      ----------
 Net loss before extraordinary items .....................................        (32,283)        (19,565)
 Extraordinary items, net of tax of $12,778...............................        (23,366)             --
                                                                               ----------      ----------
 Net loss ................................................................     $  (55,649)     $  (19,565)
                                                                               ==========      ==========

---------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                        Year Ended     Period Ended
                                                                       December 31,    December 31,
                                                                           1997          1996 (a)
                                                                      -------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $  (55,649)   $    (19,565)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization ...................................      102,447          49,386
    Equity in loss of joint ventures ................................        1,362              --
    Extraordinary items, net of tax .................................       23,366              --
    Deferred income taxes ...........................................      (20,221)        (14,040)
    Amortization of bond discount ...................................       33,562          24,731
    Loss on the sale of property and equipment, net .................        4,446             408
    Changes in assets and liabilities:
     Accounts and notes receivable, net .............................      (26,093)         (6,504)
     Inventories ....................................................      (16,971)          1,862
     Other assets ...................................................      (12,795)         (3,873)
     Accounts payable and accrued expenses ..........................       17,782          21,930
     Income taxes payable ...........................................          585             361
     Other long-term liabilities ....................................       (4,089)         19,135
                                                                        ----------    ------------
    Net cash provided by operating activities .......................       47,732          73,831
                                                                        ----------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of operating units, net of cash acquired .............     (214,761)     (1,450,928)
  Investments in and advances to joint ventures .....................      (21,361)             --
  Purchases of property and equipment ...............................      (56,703)        (16,941)
  Proceeds from the sale of property and equipment ..................        4,180             754
                                                                        ----------    ------------
  Net cash used in investing activities .............................     (288,645)     (1,467,115)
                                                                        ----------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net of deferred financing costs .....      240,406       1,059,277
  Payments on long-term debt ........................................     (304,621)        (38,875)
  Prepayment penalty ................................................      (14,571)             --
  Capital contributions .............................................      315,671         420,750
  Dividend to AMF Bowling ...........................................         (500)             --
  Noncompete obligations ............................................         (647)         (2,892)
                                                                        ----------    ------------
  Net cash provided by financing activities .........................      235,738       1,438,260
                                                                        ----------    ------------
  Effect of exchange rates on cash ..................................       (2,603)         (1,408)
                                                                        ----------    ------------
 NET (DECREASE) INCREASE IN CASH ....................................       (7,778)         43,568
 Cash and cash equivalents at beginning of period ...................       43,568              --
                                                                        ----------    ------------
 Cash and cash equivalents at end of period .........................   $   35,790    $     43,568
                                                                        ==========    ============

---------
(a) For the period from the inception date of January 12, 1996, through December 31, 1996, which includes the cash flows of the acquired business from May 1, 1996 through December 31, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)



                                                                                                  Equity
                                                                                                Adjustment
                                                                                               From Foreign         Total
                                                                 Paid-in        Retained         Currency       Stockholder's
                                              Common Stock       Capital         Deficit        Translation        Equity
                                             --------------   ------------   --------------   --------------   --------------
BALANCE JANUARY 12, 1996 .................        $ --         $      --       $       --       $       --       $      --
Initial capitalization ...................          --           389,450               --               --         389,450
Capital contribution by stockholder ......          --            40,000               --               --          40,000
Net loss .................................          --                --          (19,565)              --         (19,565)
Equity adjustment from foreign
 currency translation ....................          --                --               --           (1,151)         (1,151)
                                                  ----         ---------       ----------       ----------       ---------
BALANCE DECEMBER 31, 1996 ................          --           429,450          (19,565)          (1,151)        408,734
                                                  ----         ---------       ----------       ----------       ---------
Capital contributions by stockholder .....          --           319,699               --               --         319,699
Dividend to AMF Bowling ..................          --                --             (500)              --            (500)
Net loss .................................          --                --          (55,649)              --         (55,649)
Equity adjustment from foreign
 currency translation ....................          --                --               --          (18,422)        (18,422)
                                                  ----         ---------       ----------       ----------       ---------
BALANCE DECEMBER 31, 1997 ................        $ --         $ 749,149       $  (75,714)      $  (19,573)      $ 653,862
                                                  ====         =========       ==========       ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     AMF Bowling Worldwide, Inc. ("Bowling Worldwide") changed its name from AMF Group Inc. in 1997. AMF Bowling Worldwide and its subsidiaries (collectively, the "Company" or "AMF") are principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 370 U.S. bowling centers and 100 international bowling centers ("Bowling Centers"), including fourteen joint venture centers described in "Note 15. Joint Ventures", as of December 31, 1997, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international independent bowling center operators.

     AMF Bowling Worldwide is a wholly owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Group Holdings and Bowling Worldwide are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs"), to effect the Acquisition (described below). AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries.

     Pursuant to a Stock Purchase Agreement dated February 16, 1996, between AMF Group Holdings and the stockholders (the "Prior Owners") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996 (the "Closing Date"), AMF Group Holdings acquired the Predecessor Company through a stock purchase by AMF Group Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain of the assets of the Predecessor Company's bowling center operations in Spain and Switzerland (the "Acquisition"). AMF Group Holdings did not acquire the assets of two bowling centers located in Madrid, Spain, and Geneva, Switzerland (both of which were retained by the Prior Owners.)

     The purchase price for the Acquisition was approximately $1.37 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of Acquisition. The purchase included the payment of $1.323 billion to the Prior Owners. The Acquisition was funded with $380.8 million of contributed capital, and $1.015 billion of debt, including bank debt and senior subordinated notes and discount notes. The purchase price included $8.7 million which represents warrants to purchase 870,000 shares of AMF Bowling common stock, par value $.01 per share (AMF Bowling "Common Stock"), which were issued on the Closing Date to The Goldman Sachs Group, L.P., an affiliate of Goldman Sachs. See "Note 9. Long-Term Debt". See also "Note 13. Supplemental Disclosures to the Consolidated Statements of Cash Flows" which presents the components of the purchase price allocation.


Note 2. Significant Accounting Policies

     Basis of Presentation

     The results of operations for the year ended December 31, 1997, reflect the results of the Company from January 1, 1997 ("1997"). The results of operations for the period ended December 31, 1996, reflect the results of the Company since the inception date of January 12, 1996, and the subsidiaries acquired as of May 1, 1996, from the Predecessor Company ("1996"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. All dollar amounts are in thousands, except where otherwise indicated.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Joint Ventures

     Investments in joint ventures are accounted for under the equity method. These investments are managed as part of the Company's Bowling Centers segment operations, and the Company's share of joint venture earnings is included in earnings for the Bowling Centers segment. (See "Note 15. Joint Ventures")


     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.


     Revenue Recognition

     For Bowling Products' sales to customers in the United States, revenue is generally recognized at the time the products are shipped. For larger contract orders, Bowling Products generally requires that customers submit a deposit as a condition of accepting the order. Internationally, revenue is generally recognized when products arrive at the customer's port of entry. For a significant portion of international sales, Bowling Products generally requires the customer to obtain a letter of credit prior to shipment.


     Warranty Costs

     Bowling Products warrants all new products for certain periods up to one year. Major products are warranted for one year. Bowling Products charges to income an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $3,007 for 1997 and $4,471 for 1996, and is included in cost of goods sold in the accompanying consolidated statements of income.


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


     Property and Equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment, and any gain or loss is recognized.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     As a result of the Acquisition, the carrying value of property and equipment was adjusted to fair market value in accordance with the purchase method of accounting. Property and equipment are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of property and equipment are as follows:


       Buildings and improvements       5 -  40 years
       Leasehold improvements           lesser of the estimated useful life or term of the lease
       Bowling and related equipment    5 -  10 years
       Manufacturing equipment          2 -  7 years
       Furniture and fixtures           3 -  8 years

     Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 14. Acquisitions", and in accordance with the purchase method of accounting used for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $19,827 in 1997 and $13,070 in 1996.


     Income Taxes

     Upon consummation of the Acquisition, the U.S. and international subsidiaries of AMF Group Holdings became taxable corporations under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.


     Research and Development Costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. Amounts charged against income were approximately $922 in 1997 and $1,312 in 1996, and are included in cost of goods sold in the accompanying consolidated statements of income.


     Advertising Costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $21,624 in 1997 and $9,299 in 1996, with $12,768 and $5,932, respectively, included in bowling center operating expenses for Bowling Centers, and $8,856 and $3,367, respectively, included in selling, general and administrative expenses for Bowling Products and Corporate in the accompanying consolidated statements of income.


     Foreign Currency Translation

     All assets and liabilities of AMF Group Holdings international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates, except those of Mexico which has a highly inflationary economy. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the equity adjustment from foreign currency translation on the accompanying consolidated balance sheets. Revenue and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Net losses from transactions in foreign currencies of $3,537 for 1997 and $488 for 1996 are included in other expenses in the accompanying consolidated statements of income.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Fair Value of Financial Instruments

     The carrying value of financial instruments including cash and cash equivalents and short-term debt approximate fair value at December 31, 1997 and 1996, because of the short maturity of these instruments. At December 31, 1997 and 1996, fair value of the interest rate cap agreements (to reduce the interest rate risk of its floating rate debt) was approximately zero and $577, respectively. The interest rate cap agreements are valued using the estimated amount that the Company would receive to terminate the cap agreements as of December 31, 1997 and 1996, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The Company has no intention of terminating the cap agreements. The fair value of the Term Facilities under the Senior Debt, as defined in "Note 9. Long-Term Debt," at December 31, 1997 and 1996, was approximately $467,361 and $623,520, respectively, based on the fair value of debt with similar maturities and covenants. The fair value of the Notes, as defined in "Note 9. Long-Term Debt," at December 31, 1997 and 1996, was approximately $493,551 and $560,315, respectively, based on the trading value at December 31, 1997 and 1996.


     Noncompete Agreements

     AMF Group Holdings, and certain of its subsidiaries have noncompete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations at December 31, 1997 and 1996, net of accumulated amortization, totaled approximately $3,171 and $2,498, respectively.

     Annual maturities on noncompete obligations as of December 31, 1997, are as follows:



Year Ending
December 31,
----------------------
  1998 ...............  $ 1,019
  1999 ...............      512
  2000 ...............      243
  2001 ...............      228
  2002 ...............      185
  Thereafter .........      984
                        -------
                        $ 3,171
                        =======

     Self-Insurance Programs

     The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 1997 and 1996, which is included in accrued expenses in the accompanying consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

Note 3. Pro Forma Results of Operations

     Pro forma statements of income are presented on the following pages for the years ended December 31, 1996 and 1995, as if the Acquisition had occurred on January 1, 1996 and 1995, respectively. AMF Group Holdings' pro forma statement of income for the twelve months ended December 31, 1996 is based on the Predecessor Company's statement of operations for the four-month period ending April 30, 1996, reported elsewhere in this report, AMF Group Holdings' statement of income for the period ended December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. AMF Group Holdings' pro forma statement of income for the twelve months ended December 31, 1995, is based on the Predecessor Company's results of operations reported elsewhere in this report and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Pro Forma Results of Operations (in millions, except per share data)
                                  (unaudited)



                                                                                                                Pro Forma
                                                   Historical      Predecessor                                  AMF Group
                                                    AMF Group        Company                                  Holdings Inc.
                                                  Holdings Inc     Four Months                                Twelve Months
                                                  Period Ended        Ended               Pro Forma               Ended
                                                  12/31/96 (a)       4/30/96             Adjustments            12/31/96
                                                 --------------   -------------   ------------------------   --------------
Operating revenue                                   $  384.8        $  164.9           $     (0.8)(b)          $  548.9
                                                    --------        --------           ----------               --------
Operating expenses:
 Cost of goods sold ..........................         130.5            43.1                   --                  173.6
 Bowling center operating
   expenses ..................................         123.7            80.2                (25.1)(b)(c)           178.8
 Selling, general, and administrative
   expenses ..................................          35.1            35.5                (19.6)(b)(c)            51.0
 Depreciation and amortization ...............          49.4            15.1                  9.0 (d)               73.5
                                                    --------        --------           ----------               --------
  Total operating expenses ...................         338.7           173.9                (35.7)                 476.9
                                                    --------        --------           ----------               --------
  Operating income (loss) ....................          46.1            (9.0)                34.9                   72.0
Nonoperating expenses (income):
 Interest expense ............................          78.0             4.5                 23.7 (e)              106.2
 Other expenses, net .........................           1.9             0.7                   --                    2.6
 Interest income .............................         ( 5.6)          ( 0.6)                  --                   (6.2)
                                                    --------        --------           ----------               --------
Income (loss) before income taxes ............         (28.2)          (13.6)                11.2                  (30.6)
Provision (benefit) for income taxes .........         ( 8.6)          ( 1.7)                 1.3 (f)              ( 9.0)
                                                    --------        --------           ----------               --------
 Net income (loss) ...........................      $  (19.6)       $  (11.9)          $      9.9               $  (21.6)
                                                    ========        ========           ==========               ========

---------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.

(b) To reflect the impact of AMF Group Holdings not acquiring in the Acquisition the operations of one bowling center in Switzerland and one bowling center in Spain.

(c) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Prior Owners in April 1996.

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

(f) To give effect to the change in status of the U.S. and international subsidiaries of AMF Group Holdings from S corporations to taxable corporations under the U.S. federal tax laws upon consummation of the Acquisition.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Pro Forma Results of Operations (in millions, except per share data)
                                  (unaudited)



                                                                                              Pro Forma
                                                    Predecessor                               AMF Group
                                                      Company                               Holdings Inc.
                                                   Twelve Months                            Twelve Months
                                                       Ended              Pro Forma             Ended
                                                      12/31/95           Adjustments          12/31/95
                                                 -----------------   -------------------   --------------
Operating revenues                                  $   564.9          $      (2.3)(h)        $  562.6
                                                    ---------          -----------            --------
Operating expenses:
 Cost of goods sold ..........................          184.1                 (0.3)(h)           183.8
 Bowling center operating expenses ...........          166.5                 (1.5)(h)           165.0
 Selling, general, and administrative
   expenses ..................................           50.8                 (0.3)(i)            50.5
 Depreciation and amortization .... ..........           39.1                 27.9 (j)            67.0
                                                    ---------          -----------            --------
  Total operating expenses ........ ..........          440.5                 25.8               466.3
                                                    ---------          -----------            --------
  Operating income (loss) ......... ..........          124.4                (28.1)               96.3
Nonoperating expenses (income):
 Interest expense ................. ..........           15.7                 88.6 (k)           104.3
 Other expenses, net .............. ..........            1.0                   --                 1.0
 Interest income .................. ..........           (2.2)                  --                (2.2)
 Foreign currency transaction loss  ..........            1.0                   --                 1.0
                                                    ---------          -----------            --------
Income (loss) before income taxes ............          108.9               (116.7)               (7.8)
Provision (benefit) for income taxes .........           40.6 (g)            (30.6)(l)            10.0
                                                    ---------          -----------            --------
  Net income (loss) ............... ..........      $    68.3          $     (86.1)           $  (17.8)
                                                    =========          ===========            ========

---------
(g) Reflects the pro forma income tax provision that would have been provided had the Predecessor Company consisted of taxable C corporations, rather than S corporations.
(h) To reflect the net reduction in revenue and expenses related to the following:
    (i) Certain assets of the Predecessor Company not purchased by AMF Group Holdings.
    (ii) Impact of AMF Group Holdings not acquiring one bowling center in Switzerland and one bowling center in Spain.
    (iii) Concurrent with the Acquisition, amounts due from and payable to the
    Prior Owners and other related   parties were cancelled.
(i) To reflect the termination of management fees charged by an affiliate of the Prior Owners.
(j) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
(k) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.
(l) To reflect the pro forma income tax benefit associated with the pro forma adjustments.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

Note 4. Inventories

     Inventories at December 31, 1997 and 1996, consist of the following:



                                                    1997        1996
                                                ----------- -----------
          Bowling Products, at FIFO:
           Raw materials ......................  $ 15,283    $ 11,683
           Work in progress ...................     2,279       2,335
           Finished goods and spare parts .....    33,082      23,195
          Bowling Centers, at average cost:
           Merchandise inventory ..............     5,924       3,788
                                                 --------    --------
                                                 $ 56,568    $ 41,001
                                                 ========    ========

Note 5. Deferred Taxes and Other Current Assets

     The components of deferred taxes and other current assets at December 31, 1997 and 1996, consist of the following:



                                             1997       1996
                                          ---------- ----------
          Deferred income taxes .........  $  5,547   $  4,847
          Advances or deposits ..........     3,288      2,018
          Other .........................     8,214      4,313
                                           --------   --------
                                           $ 17,049   $ 11,178
                                           ========   ========

Note 6. Property and Equipment

     Property and equipment, net at December 31, 1997 and 1996, consists of the following:



                                                              1997         1996
                                                          ------------ -----------
         Land ...........................................  $ 113,629    $  90,512
         Buildings and improvements .....................    280,046      210,298
         Equipment, furniture, and fixtures .............    444,437      304,067
         Other ..........................................      7,282        2,631
                                                           ---------    ---------
                                                             845,394      607,508
         Less: accumulated depreciation and amortization     (94,509)     (28,200)
                                                           ---------    ---------
                                                           $ 750,885    $ 579,308
                                                           =========    =========

     Depreciation and amortization expense related to property and equipment was $64,480 for 1997 and $28,200 for 1996.


Note 7. Other Long-Term Assets

     Other long-term assets are primarily composed of deferred income taxes, long-term rent deposits, long-term portion of noncompete assets, and notes receivable.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

Note 8. Accrued Expenses

     Accrued expenses at December 31, 1997 and 1996, consist of the following:



                                              1997       1996
                                           ---------- ----------
          Accrued compensation ...........  $  9,523   $  9,141
          Accrued interest ...............     8,253      8,640
          League bowling accounts ........    14,237      7,676
          Accrued installation costs .....     4,868      4,451
          Other ..........................    27,984     24,449
                                            --------   --------
                                            $ 64,865   $ 54,357
                                            ========   ========

Note 9. Long-Term Debt

     Long-term debt at December 31, 1997 and 1996, consists of the following:



                                                       1997            1996
                                                 --------------- ---------------
        Bank debt ..............................   $   619,362     $   564,625
        Senior subordinated notes ..............       250,000         250,000
        Senior subordinated discount notes .....       189,261         274,663
        Mortgage and equipment note ............         1,976           1,965
                                                   -----------     -----------
         Total debt ............................     1,060,599       1,091,253
        Current maturities .....................       (27,376)        (42,376)
                                                   -----------     -----------
         Total long-term debt ..................   $ 1,033,223     $ 1,048,877
                                                   ===========     ===========

     Bank Debt

     The bank debt (the "Senior Debt") was incurred pursuant to a credit agreement dated as of May 1, 1996, and amended and restated as of November 7, 1997 (the "Credit Agreement"), between Bowling Worldwide and its lenders. The Credit Agreement provides for (i) senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) a senior secured revolving credit facility of up to $355.0 million (the "Bank Facility", and together with the Term Facilities, the "Senior Facilities").

     The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $130.0 million, (ii) an Amortization Extended Loans ("AXELs(SM)") Series A Facility of $187.5 million, and (iii) an AXELs(SM) Series B Facility of $137.8 million. Maturity dates of the three tranches and scheduled amortization payments are included in tables below.

     The Term Facilities bear interest, at the Company's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin that varies in accordance with a performance pricing grid that is based on the ratio of total debt to EBITDA (defined as earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses) for the rolling period (defined as the four most recent quarters) then most recently ended. Until November 7, 1998, the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's customary base rate will range from 0.75% to 0.875%, and the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's Eurodollar rate will range from 1.75% to 1.875%. Thereafter, the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's customary base rate will range from 0.00% to 0.875% and the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's Eurodollar rate will range from 0.75% to 1.875%. At December 31, 1997, the applicable margin for advances under the Term Loan Facility bearing interest based on Citibank's customary base rate was 0.75% and the applicable margin for advances under the Term Loan Facility bearing interest based on Citibank's Eurodollar rate was 1.75%. At December 31, 1997, the interest rate for advances under the Term Loan Facility was 7.6875%.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Until November 7, 1998, the margin applicable to advances under the AXELs(SM) Series A Facility bearing interest based on Citibank's customary base rate will range from 1.00% to 1.125% and the margin applicable to advances under the AXELs(SM) Series A Facility bearing interest based on Citibank's Eurodollar rate will range from 2.00% to 2.125%. Thereafter, the margin applicable to advances under the AXELs(SM) Series A Facility bearing interest based on Citibank's customary base rate will range from 0.875% to 1.125% and the margin applicable to advances under the AXELs(SM) Series A Facility bearing interest based on Citibank's Eurodollar rate will range from 1.875% to 2.125%. At December 31, 1997, the applicable margin for advances under the AXELs(SM) Series A Facility bearing interest based on Citibank's customary base rate was 1.00% and the applicable margin for advances under the AXELs(SM) Series A Facility bearing interest based on Citibank's Eurodollar rate was 2.00%. At December 31, 1997, the interest rate for advances under the AXELs(SM) Series A Facility was 7.9375%.

     Until November 7, 1998, the margin applicable to advances under the AXELs(SM) Series B Facility bearing interest based on Citibank's customary base rate will range from 1.25% to 1.375% and the margin applicable to advances under the AXELs(SM) Series B Facility bearing interest based on Citibank's Eurodollar rate will range from 2.25% to 2.375%. Thereafter, the margin applicable to advances under the AXELs(SM) Series B Facility bearing interest based on Citibank's customary base rate will range from 1.125% to 1.375% and the margin applicable to advances under the AXELs(SM) Series B Facility bearing interest based on Citibank's Eurodollar rate will range from 2.125% to 2.375%. At December 31, 1997, the applicable margin for advances under the AXELs(SM) Series B Facility bearing interest based on Citibank's customary base rate was 1.25% and the applicable margin for advances under the AXELs(SM) Series B Facility bearing interest based on Citibank's Eurodollar rate was 2.25%. At December 31, 1997, the interest rate for advances under the AXELs(SM) Series B Facility was 8.1875%

     The Bank Facility has an aggregate amount available of $355.0 million, and will mature on March 31, 2002. The Bank Facility is fully revolving until its final maturity and bears interest, at the Company's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin which varies in accordance with a performance pricing grid which is based on the ratios of total debt to EBITDA (defined above). Until November 7, 1998, the margin applicable to advances under the Bank Facility bearing interest based on Citibank's customary base rate will range from 0.75% to 0.875% and the margin applicable to advances under the Bank Facility bearing interest based on Citibank's Eurodollar rate will range from 1.75% to 1.875%. Thereafter, the margin applicable to advances under the Bank Facility bearing interest based on Citibank's customary base rate will range from 0.00% to 0.875% and the margin applicable to advances under the Bank Facility bearing interest based on Citibank's Eurodollar rate will range from 0.75% to 1.875%. At December 31, 1997, the applicable margin for advances under the Bank Facility bearing interest based on Citibank's customary base rate was 0.75% and the applicable margin for advances under the Bank Facility bearing interest based on Citibank's Eurodollar rate was 1.75%. At December 31, 1997, the interest rate for advances under the Bank Facility was 7.6875%.

     The Credit Agreement contains certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Agreement also contains certain provisions which limit the amount of funds available for transfer from Bowling Worldwide to AMF Group Holdings, and from AMF Group Holdings to AMF Bowling. Limits exist on, among other things, the declaration or payment of dividends, distributions of assets, amount of debt and issuance or sale of capital stock.

     So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may i) declare and pay dividends in common stock;
ii) declare and pay cash dividends to the extent necessary to make payments of approximately $0.15 million in May 1997 and, to the extent necessary, to make payments of approximately $0.15 million due in May 1998 under certain noncompete agreements with the Prior Owners; iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million; and
iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of AMF Bowling Common Stock. As of December 31, 1997, Bowling Worldwide was in compliance with all of its covenants.

     In the fourth quarter of 1997, Bowling Worldwide repaid $150.8 million of indebtedness under the Credit Agreement using a portion of a capital contribution received from AMF Bowling attributable to proceeds received

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES by AMF Bowling from an initial public offering (the "Initial Public Offering") of AMF Bowling Common Stock. The net proceeds of the Initial Public Offering to AMF Bowling were approximately $279.1 million after deducting the underwriting discount and expenses payable by AMF Bowling. In addition to the repayment under the Credit Agreement, Bowling Worldwide also redeemed $118.9 million in principal of its senior subordinated discount notes as described below.

     The lenders (the "Senior Lenders") of the Senior Debt are secured by collateral described in the Senior Debt security agreement, intellectual property security agreement, mortgages and any other agreements with the Senior Lenders that create a lien in favor of the Senior Lenders. The collateral includes, but is not limited to stock in subsidiaries of AMF Bowling Worldwide, cash and cash equivalents, equipment, inventory, investments, intellectual property and mortgages.


     Mortgage and Equipment Note

     At December 31, 1997 and 1996, a mortgage and equipment note relating to one U.S. bowling center bore interest at 9.175%.


     Notes

     The senior subordinated notes will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8% and is payable in cash semiannually in arrears on March 15 and September 15 of each year which commenced on September 15, 1996.

     Prior to December 15, 1997, the senior subordinated discount notes had a fully-accreted value of $452.0 million based on a maturity date of March 15, 2006. On December 15, 1997, the Company redeemed $118.9 million in principal which represented a fully-accreted value of $175.0 million using a portion of a capital contribution received from AMF Bowling attributable to proceeds received by AMF Bowling from the Initial Public Offering. The remaining balance of senior subordinated discount notes will mature on March 15, 2006, at a fully-accreted value of $277.0 million. The senior subordinated discount notes will result in an effective yield of 12 1/4% per annum, computed on a semiannual bond equivalent basis. No interest is payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and September 15 of each year beginning with September 15, 2001.

     The Company's payment obligations under the senior subordinated notes and the senior subordinated discount notes (together, the "Notes") are jointly and severally guaranteed on a senior subordinated basis by AMF Group Holdings and each of Bowling Worldwide's subsidiaries identified below in "Note 20. Condensed Consolidating Financial Statements" (collectively, the "Guarantors").


     The guarantees of the Notes are subordinated to the guarantees of the Senior Debt and the mortgage and equipment note outstanding at December 31, 1997, referred to above. The Notes are general, unsecured obligations of Bowling Worldwide, are subordinated in right of payment to all Senior Debt of Bowling Worldwide, and rank pari passu with all existing and future subordinated debt of Bowling Worldwide. The claims of the holders of the Notes will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of Bowling Worldwide's subsidiaries that are not Guarantors and through which Bowling Worldwide will conduct a portion of its operations. See "Note 20. Condensed Consolidating Financial Statements."

     Prior to March 15, 1999, up to $100 million in aggregate principal amount of senior subordinated notes will be redeemable at the option of Bowling Worldwide, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, Bowling Worldwide, at a price of 110.875% of the principal amount of the senior subordinated notes, together with accrued and unpaid interest, if any, to the date of redemption; so long as at least $150 million in aggregate principal amount of senior subordinated notes remains outstanding after such redemption. Similarly, prior to March 15, 1999, the senior subordinated discount notes will be redeemable at the option of Bowling Worldwide, on one or more occasions, from the

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, Bowling Worldwide, at a price of 112.25% of the accreted value of the senior subordinated discount notes; so long as at least $150 million in accreted value of senior subordinated discount notes remains outstanding after such redemption.

     The indenture governing the senior subordinated notes and the indenture governing the senior subordinated discount notes (the "Note Indentures") contain certain covenants that, among other things, limit the ability of Bowling Worldwide and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividend or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of Bowling Worldwide and engage in mergers and consolidations. As of December 31, 1997, Bowling Worldwide was in compliance with all of its covenants.

     Annual maturities of long-term debt, including accretion of the senior subordinated discount notes, as of December 31, 1997, are as follows:



December 31,
----------------------
  1998 ...............  $   27,376
  1999 ...............      32,376
  2000 ...............      34,251
  2001 ...............      83,001
  2002 ...............     279,110
  Thereafter .........     692,246
                        ----------
                        $1,148,360
                        ==========

     Interest Rate Cap Agreements

     During 1996, Bowling Worldwide entered into an interest rate cap agreement with Goldman Sachs Capital Markets, L.P., to reduce the interest rate risk of its Senior Debt. The notional amount of this cap was $300.0 million at December 31, 1997. Under the terms of this agreement, Bowling Worldwide receives payment if the three-month LIBOR rises above 5.75% through April 1997, above 6.50% from May 1997 through April 1998 and above 7.5% from May 1998 through October 1998. No amounts were received under this agreement during 1996 or 1997. During 1997, Bowling Worldwide entered into a second interest rate cap agreement with Goldman Sachs Capital Markets, L.P. to further reduce the interest rate risk of its Senior Debt. The notional amount of this cap was $100.0 million at December 31, 1997. Under the terms of this agreement, Bowling Worldwide receives payment if the three-month LIBOR rises above 7.00% from July 7, 1997 through March 31, 1998. No amounts were received under this agreement during 1997.

     Bowling Worldwide is exposed to credit-related loss in the event of non-performance by the counterparty. Bowling Worldwide believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.

     Average amounts outstanding and average borrowing rates for 1997 were as follows:




                                                              Outstanding At       Average        Average
                                                               December 31,        Amounts       Borrowing
Description                                Maturity Dates          1997          Outstanding       Rates
--------------------------------------   -----------------   ----------------   -------------   ----------
Term Loan Facility ...................    March 31, 2002         $ 122,500        $ 205,587         8.27%
AXELS(SM) A Facility .................    March 31, 2003           186,750          190,085         8.56
AXELS(SM) B Facility .................    March 31, 2004           137,000          138,314         8.73
Bank Facility ........................    March 31, 2002           173,112           32,669         8.75
Mortgage and Equipment Notes .........    October 1, 2013            1,976            1,970         9.18

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Prior to the Credit Agreement, the Company had borrowings under an acquisition facility (the "Acquisition Facility") which was included in the Senior Debt. Average amounts outstanding under the Acquisition Facility between January 1, 1997 and November 7, 1997 were $77,197, at an average borrowing rate of 8.72%.


     Deferred Financing Costs

     Costs incurred to obtain bank financing and issue bond financing for the Acquisition, as discussed above, are amortized over the lives of the various types of debt. Bank financing costs, which were incurred to obtain bank financing for the Acquisition, have been amortized over eight years and were entirely written off in the fourth quarter of 1997 in connection with the Credit Agreement. Bank financing costs associated with the Credit Agreement are amortized using the effective interest rate method over approximately 6.5 years. Bond financing costs are amortized over ten years using the effective interest rate method. An interest rate cap agreement included in deferred financing costs is amortized over the term of the agreement beginning November 1, 1996, and ending October 31, 1998. Amortization expense for financing costs was $4,856 in 1997 and $3,252 in 1996. Interest expense for interest rate cap agreements was $1,823 in 1997 and $304 in 1996.


     Extraordinary Charges

     The Company recorded after-tax extraordinary charges totaling $23,366 in the fourth quarter of 1997 as a result of entering into the Credit Agreement, the premium paid to redeem a portion of the senior subordinated discount notes and the write-off of the portion of bond financing costs attributable to the senior subordinated discount notes redeemed.


     Other

     The Company is highly leveraged as a result of indebtedness incurred in connection with the Acquisition and subsequent acquisitions. Although the Company believes it will be able to meet its debt obligations, there is no assurance that the Company will generate sufficient cash flow in a timely manner to satisfy scheduled principal and interest payments.


Note 10. Income Taxes

     Income (loss) before income taxes at December 31, 1997 and 1996, consists of the following:



                                       1997           1996
                                  -------------- --------------
         U.S. ...................   $  (55,797)    $  (28,564)
         International ..........       12,083            411
                                    ----------     ----------
                                    $  (43,714)    $  (28,153)
                                    ==========     ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

   The income tax provision (benefit) at December 31, 1997 and 1996, consists of the following:



                                              1997          1996
                                         -------------- ------------
         Current income tax expense
         U.S. Federal ..................   $       --    $      --
         State and local ...............           --           --
         International .................        6,965        5,452
                                           ----------    ---------
          Total current provision ......        6,965        5,452
         Deferred tax benefit
         U.S. Federal ..................      (18,056)     (12,274)
         State and local ...............       (1,702)      (1,766)
         International .................           --           --
                                           ----------    ---------
          Total deferred benefit .......      (19,758)     (14,040)
                                           ----------    ---------
          Total benefit ................   $  (12,793)   $  (8,588)
                                           ==========    =========

     The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:



                                                             1997       1996
                                                          ---------- ----------
          Deferred income tax assets
          Current assets
           Reserves not deductible for tax purposes .....  $  5,547   $ 4,847
                                                           --------   -------
          Noncurrent assets
           Net operating losses .........................    38,460     8,225
           Foreign tax credits ..........................    12,417     5,452
           Interest expense on high-yield debt ..........    12,266     8,533
           Financing costs ..............................     7,549        --
           Translation effects ..........................     1,069        --
           Other ........................................       104        --
                                                           --------   -------
          Total noncurrent deferred tax assets ..........    71,865    22,210
                                                           --------   -------
          Total deferred tax assets .....................    77,412    27,057
                                                           --------   -------
          Deferred income tax liabilities
          Goodwill amortization .........................    14,670     5,840
          Depreciation on property and equipment ........    41,569    20,265
                                                           --------   -------
          Total noncurrent deferred tax liabilities .....    56,239    26,105
                                                           --------   -------
          Net deferred tax assets .......................  $ 21,173   $   952
                                                           ========   =======

     In connection with the Acquisition, the Company has made a joint tax election with the Prior Owners for certain entities under Section 338 (h) (10) of the IRC. The effect of this election is the revaluation of the assets and liabilities of the electing entities, with any residual purchase price allocated to goodwill. The nonelecting entities were acquired by both stock and asset purchases.

     The gross amount of net operating losses ("NOLs") the Company may utilize on future tax returns is $110,007. The NOLs may be carried forward for fifteen years until expiration. Foreign tax credits eligible for carry forward total $12,417, and expire in five years. The Company had no valuation allowance related to income tax assets as of December 31, 1997 and 1996, and there was no change in the valuation allowance during 1997. Management believes that it is more likely than not that the tax benefit will be realized.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 1997 and 1996 to loss before taxes. The principal reasons for these differences are as follows:



                                                                              1997           1996
                                                                         -------------- -------------
          U.S. Federal, at statutory rate ..............................   $  (15,264)    $  (9,854)
          Increase resulting from:
           Meals and entertainment .....................................          275           159
           Goodwill relating to acquisition of international bowling
            centers ....................................................        1,658         1,093
           Disallowance of certain high yield debt .....................          260           192
           Other, net ..................................................          278          (178)
                                                                           ----------     ---------
          Total ........................................................   $  (12,793)    $  (8,588)
                                                                           ==========     =========

Note 11. Commitments and Contingencies

     Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases which expire at various dates through 2012. Bowling Centers has certain ground leases, associated with several centers, which expire at various dates through 2058. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $1,200 in 1997 and $912 in 1996. Total rent expense under operating leases aggregated approximately $24,117 in 1997 and $13,737 in 1996.

     Future minimum rental payments under the operating lease agreements as of December 31, 1997, are as follows:



Year Ending
December 31,
----------------------
  1998 ...............  $  23,845
  1999 ...............     19,960
  2000 ...............     17,350
  2001 ...............     14,904
  2002 ...............     12,857
  Thereafter .........     82,721
                        ---------
                        $ 171,637
                        =========

     Litigation and Claims

     The Company is involved in certain lawsuits arising out of normal business operations. The majority of these relate to accidents at bowling centers. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial position. While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses.


Note 12. Employee Benefit Plans

     The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company can, at its option, match a discretionary percentage of employee contributions and make an additional profit-sharing contribution as determined by the Board of Directors. Employer contributions vest 100 percent after a five-year period. The amounts charged to expense under this plan were $1,779 in 1997 and $1,060 in 1996.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $814 in 1997 and $506 in 1996.

     Bowling Worldwide has entered into employment agreements with two executives, each for a term ending in May 1999. Each agreement calls for compensation consisting of a salary and an incentive bonus of up to 50 percent of the executive's annual salary if the Company meets certain operational and financial targets. Each employment agreement also calls for a continuation of certain benefits, under specified circumstances, following termination of employment.

     These two executives were also granted options to purchase a total of 235,000 shares of AMF Bowling Common Stock. Unless sooner exercised or forfeited, as provided, the options expire in May 2006. Twenty percent of the options vest on each of the first five anniversaries of the Closing Date. The exercise price of the options is $10.00 per share, which approximated the fair value of the AMF Bowling Common Stock at the date of the grants.

     On February 28, 1997, an executive resigned from all positions with the Company. As part of the severance arrangement, AMF Bowling repurchased all of the shares of AMF Bowling Common Stock owned by the executive and all options held by the executive were cancelled.

     In connection with the Acquisition, AMF Bowling adopted a stock incentive plan (the "1996 Plan") under which AMF Bowling may grant incentive awards in the form of shares of AMF Bowling Common Stock, options to purchase shares of AMF Bowling Common Stock ("Stock Options"), and stock appreciation rights to certain officers, employees, consultants, and nonemployee directors ("Participants") of AMF Bowling and its affiliates. The total number of shares of AMF Bowling Common Stock reserved and available for grant under the 1996 Plan is 1,767,151. A committee of AMF Bowling's Board of Directors (the "Committee") is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to a number of the terms of awards granted under the 1996 Plan. In 1997 and 1996, the Committee granted Stock Options to Participants to purchase a total of 703,500 and 1,119,000 shares of AMF Bowling Common Stock, respectively. All such Stock Options were granted at an exercise price of $10.00 per share. Twenty percent of the options vest on each of the first five anniversaries of the grant dates. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

     The number of Stock Options outstanding to senior management, other employees, and directors at December 31, 1997 and 1996, total 1,573,500 and 1,096,500, respectively. In addition to Stock Options outstanding under the Stock Incentive Plan, 130,000 Stock Options granted to Douglas J. Stanard on May 1, 1996 were outstanding at December 31, 1997 and 1996. Of the total Stock Options awarded under the 1996 Plan, 265,966 were exercisable during 1997. None of these were exercised. Of the 130,000 Stock Options granted to Mr. Stanard, 26,000 were exercisable during 1997 and none of these were exercised. None of the Stock Options awarded under the 1996 Plan and to Mr. Stanard were exercisable during 1996. Forfeited Stock Options totaled 226,500 and 22,500 in 1997 and 1996, respectively.

     The 1996 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. AMF Bowling's Board of Directors and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1996 Plan.

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net losses for 1997 and 1996 would have been increased to $56,588 and $19,939, respectively.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     The weighted-average fair value of options granted during 1997 and 1996 is $6.78 and $3.05 per option, respectively. The 1,703,500 options outstanding at December 31, 1997 have a weighted-average exercise price of $10.00 and a weighted-average remaining contractual life of 9 years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1997: risk-free rate of return of 6.5%; expected dividend yield of zero; expected time of exercise of five years; expected volatility of 27.5%. The following weighted-average assumptions were used for grants in 1996: risk-free rate of return of 6.5%; expected dividend yield of zero; expected time of exercise of ten years; expected volatility of zero due to the lack of a public trading market in 1996 for the securities underlying the options based on the minimum value method.


 1998 Stock Incentive Plan

     Subject to shareholder approval, AMF Bowling's Board of Directors has approved the 1998 Stock Incentive Plan (the "1998 Plan") under which AMF Bowling may grant to employees of the Company and its affiliates incentive awards ("Awards") in the form of Stock Options, stock appreciation rights and shares of AMF Bowling Common Stock that are subject to certain terms and conditions. Two million shares of AMF Bowling Common Stock will be reserved and available for issuance under the 1998 Plan. In addition, shares of AMF Bowling Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as Awards pursuant to the 1998 Plan. There are 193,651 shares of AMF Bowling Common Stock under the 1996 Plan that are available for grant of awards under that plan.

     Shares allocated to Awards granted under the 1998 Plan which are later forfeited, expire or otherwise terminate (including shares subject to Stock Appreciation Rights that are exercised for cash) may again be used for Awards under the 1998 Plan. No more than two hundred thousand shares of AMF Bowling Common Stock may be allocated to the Awards granted under the 1998 Plan to a Participant in any one year.

     Awards under the 1998 Plan are contingent on Board and shareholder approval. As of February 20, 1998, no shares of AMF Bowling Common Stock were awarded under the 1998 Plan. Unless the Board sooner terminates it, the 1998 Plan will terminate ten years after its effective date.


Note 13. Supplemental Disclosures to the Consolidated Statements of Cash Flows

     Cash paid for interest and income taxes in 1997 and 1996 was as follows:



                                     1997       1996
                                  ---------- ----------
          Interest ..............  $83,200    $44,465
          Income taxes ..........  $ 5,518    $ 7,990

     Net cash used for business acquisitions in 1997 and 1996 consisted of the following:



                                                                           Bowling
                                                                            Center
                                                                         Acquisitions
                                                                        -------------
            Year ended December 31, 1997:
             Working capital, other than cash acquired                   $    6,876
             Plant and equipment ...................................       (200,178)
             Purchase price in excess of the net assets acquired....        (20,916)
             Other assets ..........................................         (9,106)
             Noncurrent liabilities ................................          8,563
                                                                         ----------
             Net cash used for business acquisitions ...............     $ (214,761)
                                                                         ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                                                                                            Other
                                                                                           Bowling
                                                                             Charan         Center
                                                         Acquisition      Acquisition    Acquisition        Total
                                                      ----------------- --------------- ------------- -----------------
Period ended December 31, 1996:
 Working capital, other than cash acquired ..........   $     (17,385)    $    (5,028)  $     --        $     (22,413)
 Plant and equipment ................................        (537,827)        (97,857)    (5,182)            (640,866)
 Purchase price in excess of the net assets acquired         (784,217)             --         --             (784,217)
 Other assets .......................................         (18,330)             --         --              (18,330)
 Warrants to purchase shares of AMF Bowling
   Common Stock .....................................           8,700              --         --                8,700
 Noncurrent liabilities .............................           6,198              --         --                6,198
                                                        -------------     -----------   --------        -------------
 Net cash used for business acquisitions ............   $  (1,342,861)    $  (102,885)  $ (5,182)       $  (1,450,928)
                                                        =============     ===========   ========        =============

     Noncash financing activities in 1997 and 1996 were as follows:


                                                                1997       1996
                                                             ---------- ----------
           Issuance of AMF Bowling Common Stock and Stock
            Options in connection with a service contract ..  $ 4,028         --
           Warrants to purchase shares of AMF Bowling Common
            Stock ..........................................       --    $ 8,700

Note 14. Acquisitions

     On October 10, 1996, AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a Virginia corporation and an indirect, wholly owned subsidiary of Bowling Worldwide, completed the acquisition (the "Charan Acquisition") of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. ("Charan"), a Delaware corporation, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of September 10, 1996, by and between AMF Bowling Centers and Charan.

     The purchase price of the Charan Acquisition, net of cash acquired was approximately $102.9 million, subject to certain adjustments. The Charan Acquisition was funded with approximately $40.0 million from a capital contribution by AMF Bowling attributable to the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with approximately $62.9 million from available borrowings under Bowling Worldwide's then existing Acquisition Facility.

     The following unaudited pro forma information has been prepared assuming the Charan Acquisition had occurred as of January 1, 1996 and 1995, respectively and is based on pro forma AMF Group Holdings results of operations presented in "Note 3. Pro Forma Results of Operations." The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of those dates. In addition, the pro forma information is not intended to be a projection of future results of operations.


                   Pro Forma Consolidated Data (unaudited):



                                                Year Ended
                                               December 31,
                                         -------------------------
                                         (in millions, except per
                                                share data)
                                             1996         1995
                                         ------------ ------------
       Operating revenue ...............     $595.5       $622.7
       Operating income ................     $ 80.0       $105.2
       Loss before income taxes ........     $(27.1)      $ (4.9)
       Net loss ........................     $(19.6)      $(16.1)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Other Acquisitions

     Since the Acquisition and prior to December 31, 1997, AMF Bowling Centers purchased an aggregate of 179 bowling centers from various unrelated sellers including Charan. The combined purchase price, net of cash acquired, was approximately $322.8 million, and was funded with approximately $40.0 million from a capital contribution by AMF Bowling attributable to the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with $282.8 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility. The results of operations for acquired bowling centers and certain related assets and liabilities other than the Charan Acquisition were not material in relation to the Company's consolidated results of operations or financial position.

     Subsequent to December 31, 1997, the Company acquired an additional 24 bowling centers in the United States, two bowling centers in the United Kingdom and one bowling center in Australia from unrelated sellers, including fifteen bowling centers in the U.S. from Active West, Inc. ("Active West"). The aggregate purchase price for these acquisitions was approximately $36.5 million, including $35.3 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, 50,000 shares of AMF Bowling Common Stock valued at the closing price of $24 3/16 per share on the New York Stock Exchange on the date of acquisition.


Note 15. Joint Ventures

     In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong JV") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong JV opened its first bowling center during November 1997 in Tianjin, China. Additional sites are being evaluated for future development.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter"), to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter JV") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1997, Playcenter JV operated eleven centers in Brazil and two centers in Argentina.

     The Company accounts for its investments in Hong Leong JV and Playcenter JV by the equity method. The joint ventures' operations and the Company's equity in earnings of the joint ventures are presented below (in thousands, unaudited):



                                                Joint venture
                                          -------------------------
Joint Venture Operations                   Hong Leong   Playcenter     Total
----------------------------------------- ------------ ------------ -----------
     Operating revenue ..................     $297       $  4,894    $  5,191
     Operating income (loss) ............       15         (1,215)     (1,200)
     Income (loss) before income taxes ..       15         (1,546)     (1,531)
     Income (loss) after income taxes ...        1         (1,608)     (1,607)


                                                                            Joint venture
                                                                      -------------------------
AMF Equity in Earnings                                                 Hong Leong   Playcenter      Total
--------------------------------------------------------------------- ------------ ------------ ------------
     AMF equity in income (loss) ....................................    $   --      $   (804)    $   (804)
     Elimination of 50% gross profit on sales to joint ventures .....      (354)         (204)        (558)
                                                                         ------      --------     --------
     Equity in earnings of joint ventures ...........................    $ (354)     $ (1,008)    $ (1,362)
                                                                         ======      ========     ========

     The joint ventures' financial position as of December 31, 1997, and the Company's investments in the joint ventures and amounts due from Playcenter JV as of December 31, 1997, are presented below (in thousands, unaudited):

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                                               Joint Venture
                                         --------------------------
Joint Venture Financial Position          Hong Leong     Playcenter
--------------------------------------   ------------   -----------
      Current assets .................     $ 1,240        $ 4,004
      Noncurrent assets ..............       5,946         25,153
      Current liabilities ............         493          2,734
      Noncurrent liabilities .........       2,242         23,238
      Stockholders' equity ...........       4,451          3,185


                                                               Joint Venture
                                                    -----------------------------------
Investments/Amounts Due From Joint Ventures          Hong Leong   Playcenter    Total
--------------------------------------------------- ------------ ------------ ---------
     Investments in joint ventures ................    $1,149       $ 8,669    $ 9,818
     Note receivable due from joint venture .......        --         3,781      3,781
     Loan to joint venture ........................        --         6,400      6,400
                                                       ------       -------    -------
     Total investment/due from joint ventures .....    $1,149       $18,850    $19,999
                                                       ======       =======    =======

     The Company's investment in Playcenter JV includes the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess was $7,076 at December 31, 1997, and is being amortized on a straight-line basis over the estimated life of the joint venture of ten years. The note receivable due from Playcenter JV represents the balance due for sales of equipment to the joint venture through a Brazilian distributor. The balance due on the equipment sales and the loan to Playcenter JV bear interest at 12% through November 21, 1997, and 8% thereafter. Principal and interest will be repaid to the Company by the joint venture from its operating cash flow in excess of capital expenditures required to build additional bowling centers. Subsequent to December 31, 1997, the Company lent Playcenter JV an additional $1,600 under the same terms.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

Note 16. Business Segments

     The Company operates in two major lines of business: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for 1997 and 1996 is presented below:



                                                         AMF Group Holdings Inc.
                              -----------------------------------------------------------------------------
                                                      Year Ended December 31, 1997
                                                              (in millions)
                                         Bowling Centers                        Bowling Products
                              -------------------------------------- --------------------------------------
                                              Inter-        Sub-                     Inter-        Sub-
                                  U.S.       national       Total        U.S.       national       total
                              ------------ ------------ ------------ ------------ ------------ ------------
Revenue from unaffiliated
 customers ..................  $   324.7    $   104.4    $   429.1    $   105.7    $   178.9    $   284.6
Intersegment sales ..........         --           --           --          9.4          5.3         14.7
Operating income (loss) .....       36.5         11.1         47.6         36.6         14.4         51.0
Identifiable assets .........      810.5        309.1      1,119.6        631.1         69.9        701.0
Depreciation and
amortization ................       64.3         18.5         82.8         18.6          1.2         19.8
Capital expenditures ........       33.4          6.0         39.4          8.1          1.1          9.2
Research and development
 expense ....................         --           --           --          0.9           --          0.9



                                    AMF Group Holdings Inc.
                              -----------------------------------
                                 Year Ended December 31, 1997
                                         (in millions)
                                             Elim-
                               Corporate   inations      Total
                              ----------- ---------- ------------
Revenue from unaffiliated
 customers ..................  $      --   $    --    $   713.7
Intersegment sales ..........         --        --         14.7
Operating income (loss) .....      (16.8)      1.1         82.9
Identifiable assets .........       10.0       1.2      1,831.8
Depreciation and
amortization ................        1.4      (1.5)       102.5
Capital expenditures ........        8.6      (0.5)        56.7
Research and development
 expense ....................         --        --          0.9


                                                           AMF Group Holdings Inc.
                                  --------------------------------------------------------------------------
                                                        Period Ended December 31, 1996
                                                                (in millions)
                                            Bowling Centers                      Bowling Products
                                  ------------------------------------ -------------------------------------
                                                 Inter-       Sub-                    Inter-        Sub-
                                      U.S.      national      Total        U.S.      national       total
                                  ------------ ---------- ------------ ----------- ------------ ------------
Revenue from unaffiliated
 customers ......................  $   132.3    $   67.4   $   199.7    $   69.1    $   116.0    $   185.1
Intersegment sales ..............         --          --          --         3.7          2.3          6.0
Operating income (loss) .........       10.8         6.8        17.6        26.1         10.9         37.0
Depreciation and amortization ...       25.6        12.1        37.7        12.1          0.5         12.6
Capital expenditures ............        8.1         5.0        13.1         1.5          1.7          3.2
Research and development
 expense ........................         --          --          --         1.3           --          1.3



                                        AMF Group Holdings Inc.
                                  -----------------------------------
                                    Period Ended December 31, 1996
                                             (in millions)
                                                 Elim-
                                   Corporate   inations      Total
                                  ----------- ---------- ------------
Revenue from unaffiliated
 customers ......................   $    --    $    --    $   384.8
Intersegment sales ..............        --         --          6.0
Operating income (loss) .........      (8.6)       0.1         46.1
Depreciation and amortization ...        --       (0.9)        49.4
Capital expenditures ............       1.3       (0.7)        16.9
Research and development
 expense ........................        --         --          1.3

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

Note 17. Geographic Segments

     Information about the Company's operations in different geographic areas for 1997 and 1996, and identifiable assets at December 31, 1997 and 1996, are presented below:

     Operating revenue:


                                                  1997           1996
                                              ------------   -----------
      United States .......................    $ 439,800      $205,800
      China, including Hong Kong ..........       82,400        60,700
      Japan ...............................       54,700        36,800
      Australia ...........................       49,500        33,500
      United Kingdom ......................       44,100        15,900
      Sweden ..............................        9,100         7,400
      Mexico ..............................        8,800         5,400
      Korea ...............................       14,100        14,300
      Spain ...............................        3,300           900
      Canada ..............................          600           200
      Other European countries ............       21,300         9,900
      Middle East .........................          700            --
      Eliminations ........................      (14,700)       (6,000)
                                               ---------      --------
                                               $ 713,700      $384,800
                                               =========      ========

     Operating revenue for the U.S. Bowling Products operation has been reduced by $104,900 in 1997 and $63,400 in 1996 to reflect the elimination of intracompany sales between the U.S. Bowling products operation and the Bowling Products international sales and service branches.

     Operating income (loss):


                                                  1997         1996
                                              -----------   ----------
      United States .......................    $ 56,300      $28,200
      China, including Hong Kong ..........       8,300        7,600
      Japan ...............................       4,500        4,000
      Australia ...........................       6,700        4,900
      United Kingdom ......................       4,400          600
      Sweden ..............................       1,300        1,000
      Mexico ..............................       1,300          500
      Korea ...............................         200          100
      Spain ...............................        (200)        (100)
      Canada ..............................        (100)        (100)
      Middle East .........................          --           --
      Other European countries ............        (900)        (700)
      Eliminations ........................       1,100          100
                                               --------      -------
                                               $ 82,900      $46,100
                                               ========      =======

     Operating income for the U.S. Bowling Products operation has been increased by $2,300 in 1997 and reduced by $1,000 in 1996 to reflect the elimination of intracompany gross profit between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

   Identifiable assets:



                                             1997            1996
                                        --------------   ------------
United States .......................    $ 1,451,600      1,246,600
China, including Hong Kong ..........         36,900         32,700
Japan ...............................         38,300         40,200
Australia ...........................        112,300        138,000
United Kingdom ......................        115,900         72,300
Sweden ..............................          3,900          3,000
Mexico ..............................         17,200         15,200
Korea ...............................          5,400          4,600
Spain ...............................          6,300          7,300
Canada ..............................          3,400          3,700
Middle East .........................            200             --
Other European countries ............         39,200         30,200
Eliminations ........................          1,200            100
                                         -----------      ---------
                                         $ 1,831,800      1,593,900
                                         ===========      =========

     Identifiable assets for the international sales and service branches have been reduced by $3,200 at December 31, 1997, and $5,500 at December 31, 1996 to reflect the elimination of intracompany gross profit in inventory between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.


Note 18. Related Parties

     Goldman Sachs and its affiliates have certain interests in the Company in addition to being the initial purchasers of the Notes of the Company in connection with the Acquisition. Richard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling, AMF Group Holdings and Bowling Worldwide. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of AMF Bowling; thus Goldman Sachs will be deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the Notes. Goldman Sachs also served as financial advisor to the Prior Owners in connection with the Acquisition and received a fee in the form of 10-year warrants to purchase 870,000 shares of AMF Bowling Common Stock. The warrants were valued for accounting purposes at approximately $8.7 million. In addition, Goldman Sachs is entitled to the reimbursement of its expenses and is indemnified in connection with its services.

     In connection with the bank credit agreement which partially funded the Acquisition, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc. acted as Arrangers; and Citibank, N.A. is acting as Administrative Agent. Goldman Sachs Credit Partners, L.P., was also a lender under the bank credit agreement. Goldman Sachs received a fee of approximately $9.5 million and was reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

     Under the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Total fees payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Credit Agreement aggregated approximately $900, and such entity was reimbursed for expenses in connection with such services.

     Goldman Sachs acted as AMF Bowling's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire underwriting syndicate in the Initial Public Offering totaled $18,941.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     In 1997, the Company paid a fee of $300 to Goldman Sachs for its representation of the Company in connection with the Company's lease of its new bowling center at Chelsea Piers in New York.

     Pursuant to the two employment agreements with executives of the Company discussed in "Note 12. Employee Benefit Plans,"AMF Bowling issued to each executive 150,000 shares of AMF Bowling Common Stock at a purchase price of $10.00 per share. One executive was granted an initial employment bonus of $166,667 which he used to partially fund his purchase of shares of AMF Bowling Common Stock. Each executive has borrowed $1.0 million from AMF Bowling in order to fund the portion of his purchase of AMF Bowling Common Stock. These notes are due in May 2003 and accrue interest, compounded annually, on the unpaid principal amount at 7 percent per annum.

     Pursuant to the Stock Subscription Agreement dated April 30, 1996, Charles
M. Diker, a director of AMF Bowling, AMF Group Holdings, and Bowling Worldwide, purchased 125,000 shares of AMF Bowling Common Stock, at a purchase price of $10.00 per share. Pursuant to an option agreement (the "Diker Option Agreement") dated May 1, 1996, Mr. Diker was granted, pursuant to the 1996 Plan, non - qualified Stock Options to purchase 100,000 shares of AMF Bowling Common Stock at an exercise price of $10.00 per share. One third of such options vested on May 1, 1996, one-third vested on May 1, 1997, and the remaining options vest on May 1, 1998. The Diker Option Agreement also provides, among other things, for repurchase of all of the shares held by him for fair market value as of a specified date upon certain conditions. Mr. Diker is a party to the Stockholders Agreement and any shares of AMF Bowling Common Stock held by Mr. Diker will be subject to the terms of that agreement.


Note 19. Recent Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company is required to adopt SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations. The adoption of SFAS No. 130 by the Company will require reporting comprehensive income, which includes the foreign currency translation adjustment, in an alternative format prescribed by the standard.


Note 20. Condensed Consolidating Financial Statements

     The following condensed consolidating information presents:

   o Condensed consolidating balance sheets as of December 31, 1997 and 1996, and condensed consolidating statements of income and cash flows for 1997 and 1996.

   o Elimination entries necessary to combine the entities comprising AMF Group Holdings.

     The Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first- and second-tier subsidiaries of Bowling Worldwide (the "Guarantors"). Third-tier subsidiaries of Bowling Worldwide, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc., a second-tier subsidiary of Bowling Worldwide, have not provided guarantees (the "Non-Guarantors"):

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1997
                                  (unaudited)
                                (in thousands)



                                                                                     Non-
                                                                   Guarantor      Guarantor
                                                                   Companies      Companies     Eliminations     Consolidated
                                                                 -------------   -----------   --------------   -------------
                          ASSETS
Current assets:
 Cash and cash equivalents ...................................    $   33,451      $  2,339       $       --      $   35,790
 Accounts and notes receivable, net of allowance for
   doubtful accounts .........................................        71,652         2,339               --          73,991
 Accounts receivable - intercompany ..........................         6,682         1,963           (8,645)             --
 Inventories .................................................        54,765         1,803               --          56,568
 Deferred taxes and other ....................................        14,345         2,704               --          17,049
                                                                  ----------      --------       ----------      ----------
  Total current assets .......................................       180,895        11,148           (8,645)        183,398
Notes receivable - intercompany ..............................        15,482         1,663          (17,145)             --
Property and equipment, net ..................................       712,032        37,845            1,008         750,885
Investment in subsidiaries ...................................        24,499            --          (24,499)             --
Goodwill and other assets ....................................       891,011         6,519               --         897,530
                                                                  ----------      --------       ----------      ----------
 Total assets ................................................    $1,823,919      $ 57,175       $  (49,281)     $1,831,813
                                                                  ==========      ========       ==========      ==========
          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable ............................................    $   38,513      $  3,070       $       --      $   41,583
 Accounts payable - intercompany .............................         1,934         6,711           (8,645)             --
 Accrued expenses ............................................        59,495         5,370               --          64,865
 Income taxes payable ........................................         3,237         2,334               --           5,571
 Long-term debt, current portion .............................        27,376            --               --          27,376
                                                                  ----------      --------       ----------      ----------
  Total current liabilities ..................................       130,555        17,485           (8,645)        139,395
Long-term debt ...............................................     1,033,223            --               --       1,033,223
Notes payable - intercompany .................................         2,990        14,155          (17,145)             --
Other long-term liabilities ..................................         5,333            --               --           5,333
Deferred income taxes ........................................        (1,036)        1,036               --              --
                                                                  ----------      --------       ----------      ----------
 Total liabilities ...........................................     1,171,065        32,676          (25,790)      1,177,951
                                                                  ----------      --------       ----------      ----------
Commitments and contingencies
Stockholder's equity:
 Common stock ................................................            --            --               --              --
 Paid-in capital .............................................       747,145        28,910          (26,906)        749,149
 Retained earnings (deficit) .................................       (74,718)        3,589           (4,585)        (75,714)
 Equity adjustment from foreign currency translation .........       (19,573)       (8,000)           8,000         (19,573)
                                                                  ----------      --------       ----------      ----------
 Total stockholder's equity ..................................       652,854        24,499          (23,491)        653,862
                                                                  ----------      --------       ----------      ----------
 Total liabilities and stockholder's equity ..................    $1,823,919      $ 57,175       $  (49,281)     $1,831,813
                                                                  ==========      ========       ==========      ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1996
                                  (unaudited)
                                (in thousands)



                                                                                Non-
                                                             Guarantor       Guarantor
                                                             Companies       Companies     Eliminations      Consolidated
                                                          ---------------   -----------   --------------   ---------------
                          ASSETS
Current assets:
 Cash and cash equivalents ............................     $    39,660      $  3,908       $       --       $    43,568
 Accounts and notes receivable, net of allowance
   for doubtful accounts ..............................          41,266         1,359               --            42,625
 Accounts receivable - intercompany ...................           3,365         1,259           (4,624)               --
 Inventories ..........................................          39,609         1,392               --            41,001
 Deferred taxes and other .............................           9,491         1,687               --            11,178
                                                            -----------      --------       ----------       -----------
 Total current assets .................................         133,391         9,605           (4,624)          138,372
Notes receivable - intercompany .......................           1,998         1,663           (3,661)               --
Property and equipment, net ...........................         548,218        30,139              951           579,308
Investment in subsidiaries ............................          29,628            --          (29,628)               --
Goodwill and other assets .............................         875,250           943               --           876,193
                                                            -----------      --------       ----------       -----------
 Total assets .........................................     $ 1,588,485      $ 42,350       $  (36,962)      $ 1,593,873
                                                            ===========      ========       ==========       ===========
           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable .....................................     $    30,198      $  1,365       $       --       $    31,563
 Accounts payable - intercompany ......................             773         3,851           (4,624)               --
 Accrued expenses .....................................          50,460         3,897               --            54,357
 Income taxes payable .................................           1,676           544               --             2,220
 Long-term debt, current portion ......................          42,376            --               --            42,376
                                                            -----------      --------       ----------       -----------
   Total current liabilities ..........................         125,483         9,657           (4,624)          130,516
 Long-term debt .......................................       1,048,877            --               --         1,048,877
 Notes payable - intercompany .........................           1,663         1,998           (3,661)               --
 Other long-term liabilities ..........................           1,851            --               --             1,851
 Deferred income taxes ................................           2,828         1,067               --             3,895
                                                            -----------      --------       ----------       -----------
  Total liabilities ...................................       1,180,702        12,722           (8,285)        1,185,139
                                                            -----------      --------       ----------       -----------
 Commitments and contingencies
 Stockholder's equity:
   Common stock .......................................              --         3,940           (3,940)               --
   Paid-in capital ....................................         427,446        24,522          (22,518)          429,450
   Retained earnings (deficit) ........................         (18,512)        4,745           (5,798)          (19,565)
   Equity adjustment from foreign currency translation           (1,151)       (3,579)           3,579            (1,151)
                                                            -----------      --------       ----------       -----------
   Total stockholder's equity .........................         407,783        29,628          (28,677)          408,734
                                                            -----------      --------       ----------       -----------
   Total liabilities and stockholder's equity .........     $ 1,588,485      $ 42,350       $  (36,962)      $ 1,593,873
                                                            ===========      ========       ==========       ===========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 1997
                                  (unaudited)
                                 (in thousands)



                                                                                Non-
                                                             Guarantor       Guarantor
                                                             Companies       Companies      Eliminations     Consolidated
                                                           -------------   -------------   --------------   -------------
Operating revenue ......................................    $  673,714       $  42,205       $  (2,251)      $  713,668
                                                            ----------       ---------       ---------       ----------
Operating expenses:
 Cost of goods sold ....................................       207,820           6,230          (1,506)         212,544
 Bowling center operating expenses .....................       229,629          22,188            (611)         251,206
 Selling, general, and administrative expenses .........        61,421           3,125              --           64,546
 Depreciation and amortization .........................        96,812           5,826            (191)         102,447
                                                            ----------       ---------       ---------       ----------
  Total operating expenses .............................       595,682          37,369          (2,308)         630,743
                                                            ----------       ---------       ---------       ----------
  Operating income .....................................        78,032           4,836              57           82,925
                                                            ----------       ---------       ---------       ----------
Nonoperating expenses (income):
 Interest expense ......................................       117,804             581              --          118,385
 Other expenses, net ...................................         6,054           2,725           1,327           10,106
 Interest income .......................................        (1,631)           (221)             --           (1,852)
 Equity in loss of subsidiaries ........................         1,043              --          (1,043)              --
                                                            ----------       ---------       ---------       ----------
   Total nonoperating expenses .........................       123,270           3,085             284          126,639
                                                            ----------       ---------       ---------       ----------
   Income (loss) before income taxes ...................       (45,238)          1,751            (227)         (43,714)
   Provision (benefit) for income taxes ................       (15,587)          2,794              --          (12,793)
                                                            ----------       ---------       ---------       ----------
   Net loss before equity in loss of joint ventures and
    extraordinary items ................................       (29,651)         (1,043)           (227)         (30,921)
   Equity in loss of joint ventures ....................        (1,362)             --              --           (1,362)
                                                            ----------       ---------       ---------       ----------
   Net loss before extraordinary items .................       (31,013)         (1,043)           (227)         (32,283)
   Extraordinary items, net of tax .....................       (23,366)             --              --          (23,366)
                                                            ----------       ---------       ---------       ----------
   Net loss ............................................    $  (54,379)      $  (1,043)      $    (227)      $  (55,649)
                                                            ==========       =========       =========       ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     For the Period Ended December 31, 1996
                                  (unaudited)
                                (in thousands)



                                                                               Non-
                                                             Guarantor      Guarantor
                                                             Companies      Companies     Eliminations     Consolidated
                                                           -------------   -----------   --------------   -------------
Operating revenue ......................................    $  364,095       $21,768        $ (1,054)      $  384,809
                                                            ----------       -------        --------       ----------
Operating expenses:
 Cost of goods sold ....................................       127,623         3,566            (647)         130,542
 Bowling center operating expenses .....................       112,318        11,780            (425)         123,673
 Selling, general, and administrative expenses .........        33,444         1,626              --           35,070
 Depreciation and amortization .........................        46,198         3,260             (72)          49,386
                                                            ----------       -------        --------       ----------
  Total operating expenses .............................       319,583        20,232          (1,144)         338,671
                                                            ----------       -------        --------       ----------
  Operating income .....................................        44,512         1,536              90           46,138
                                                            ----------       -------        --------       ----------
Nonoperating expenses:
 Interest expense ......................................        77,968            22              --           77,990
 Other (income) expense, net ...........................           (39)        1,029             922            1,912
 Interest income .......................................        (5,480)         (131)             --           (5,611)
 Equity in loss of subsidiaries ........................           499            --            (499)              --
                                                            ----------       -------        --------       ----------
   Total nonoperating expenses .........................        72,948           920             423           74,291
                                                            ----------       -------        --------       ----------
   Income (loss) before income taxes ...................       (28,436)          616            (333)         (28,153)
   Provision (benefit) for income taxes ................        (9,703)        1,115              --           (8,588)
                                                            ----------       -------        --------       ----------
   Net loss ............................................    $  (18,733)      $  (499)       $   (333)      $  (19,565)
                                                            ==========       =======        ========       ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1997
                                  (unaudited)
                                (in thousands)


                                                                                         Non-
                                                                        Guarantor     Guarantor
                                                                        Companies     Companies    Eliminations   Consolidated
                                                                     -------------- ------------- -------------- -------------
Cash flows from operating activities:
 Net loss ..........................................................   $  (54,379)    $  (1,043)     $   (227)    $  (55,649)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ....................................       96,812         5,826          (191)       102,447
  Equity in loss of joint ventures .................................        1,362            --            --          1,362
  Extraordinary items, net of tax ..................................       23,366            --            --         23,366
  Deferred income taxes ............................................      (20,227)            6            --        (20,221)
  Amortization of bond discount ....................................       33,562            --            --         33,562
  Equity in loss of subsidiaries ...................................        1,043            --        (1,043)            --
  Dividends from non-guarantor companies ...........................        1,327        (1,327)           --             --
  Loss on the sale of property and equipment, net ..................        4,417            29            --          4,446
  Changes in assets and liabilities:
    Accounts and notes receivable, net .............................      (25,218)         (875)           --        (26,093)
    Receivables and payables - affiliates ..........................      (12,745)       12,745            --             --
    Inventories ....................................................      (16,570)         (401)           --        (16,971)
    Other assets ...................................................      (13,375)         (747)        1,327        (12,795)
    Accounts payable and accrued expenses ..........................       14,522         3,260            --         17,782
    Income taxes payable ...........................................       (1,152)        1,737            --            585
    Other long-term liabilities ....................................       (4,089)           --            --         (4,089)
                                                                       ----------     ---------      --------     ----------
  Net cash provided by (used in) operating activities ..............       28,656        19,210          (134)        47,732
                                                                       ----------     ---------      --------     ----------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired .............     (197,271)      (17,490)           --       (214,761)
 Investments in and advances to joint ventures .....................      (21,361)           --            --        (21,361)
 Purchases of property and equipment ...............................      (53,911)       (2,926)          134        (56,703)
 Proceeds from sale of property and equipment ......................        4,123            57            --          4,180
                                                                       ----------     ---------      --------     ----------
  Net cash provided by (used in) investing activities ..............     (268,420)      (20,359)          134       (288,645)
                                                                       ----------     ---------      --------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs .....      231,406         9,000            --        240,406
 Payments on long-term debt ........................................     (295,621)       (9,000)           --       (304,621)
 Prepayment penalty ................................................      (14,571)           --            --        (14,571)
 Capital contributions .............................................      315,671            --            --        315,671
 Dividend to AMF Bowling ...........................................         (500)           --            --           (500)
 Noncompete obligations ............................................         (647)           --            --           (647)
                                                                       ----------     ---------      --------     ----------
  Net cash provided by financing activities ........................      235,738            --            --        235,738
                                                                       ----------     ---------      --------     ----------
  Effect of exchange rates on cash .................................       (2,183)         (420)           --         (2,603)
                                                                       ----------     ---------      --------     ----------
  Net decrease in cash .............................................       (6,209)       (1,569)           --         (7,778)
  Cash and cash equivalents at beginning of period .................       39,660         3,908            --         43,568
                                                                       ----------     ---------      --------     ----------
  Cash and cash equivalents at end of period .......................   $   33,451     $   2,339      $     --     $   35,790
                                                                       ==========     =========      ========     ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Period Ended December 31, 1996
                                  (unaudited)
                                (in thousands)



                                                                                    Non-
                                                                    Guarantor    Guarantor
                                                                    Companies    Companies   Eliminations    Consolidated
                                                                 -------------- ----------- -------------- ---------------
Cash flows from operating activities:
 Net loss ......................................................  $    (18,733)  $   (499)     $  (333)     $    (19,565)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ...............................        46,198      3,260          (72)           49,386
   Deferred income taxes .......................................       (14,040)        --           --           (14,040)
   Amortization of bond discount ...............................        24,731         --           --            24,731
   Equity in loss of subsidiaries ..............................           499         --         (499)               --
   Dividends from non-guarantor companies ......................           922       (922)          --                --
   Loss on the sale of property and equipment, net .............           390         18           --               408
   Changes in assets and liabilities:
    Accounts and notes receivable, net .........................        (6,663)       159           --            (6,504)
    Receivables and payables - affiliates ......................           399       (399)          --                --
    Inventories ................................................         1,830         32           --             1,862
    Other assets ...............................................        (4,332)      (445)         904            (3,873)
    Accounts payable and accrued expenses ......................        21,631        299           --            21,930
    Income taxes payable .......................................           662       (301)          --               361
    Other long-term liabilities ................................        18,918        217           --            19,135
                                                                  ------------   --------      -------      ------------
   Net cash provided by operating activities ...................        72,412      1,419           --            73,831
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired .........    (1,454,213)     3,285           --        (1,450,928)
 Purchases of property and equipment ...........................       (15,930)    (1,011)          --           (16,941)
 Proceeds from sales of property and equipment .................           584        170           --               754
                                                                  ------------   --------      -------      ------------
 Net cash provided by (used in) investing activities ...........    (1,469,559)     2,444           --        (1,467,115)
Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred
   financing costs .............................................     1,059,277         --           --         1,059,277
 Payments on long-term debt ....................................       (38,875)        --           --           (38,875)
 Capital contribution ..........................................       420,750         --           --           420,750
 Noncompete obligations ........................................        (2,892)        --           --            (2,892)
                                                                  ------------   --------      -------      ------------
   Net cash provided by financing activities ...................     1,438,260         --           --         1,438,260
                                                                  ------------   --------      -------      ------------
   Effect of exchange rates on cash ............................        (1,453)        45           --            (1,408)
                                                                  ------------   --------      -------      ------------
   Net increase in cash ........................................        39,660      3,908           --            43,568
   Cash and cash equivalents at beginning of period ............            --         --           --                --
                                                                  ------------   --------      -------      ------------
   Cash and cash equivalents at end of period ..................  $     39,660   $  3,908      $    --      $     43,568
                                                                  ============   ========      =======      ============

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Stockholders
AMF Bowling Group

     In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AMF Bowling Group at April 30, 1996 and December 31, 1995, and the results of its operations and its cash flow for the four months ended April 30, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These finanical statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managment, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Norfolk, Virginia
June 28, 1996

                               AMF BOWLING GROUP

                            COMBINED BALANCE SHEETS
                           (in thousands of dollars)



                                                                             April 30,     December 31,
                                                                                1996           1995
                                                                            -----------   -------------
                                                   ASSETS
Currents assets:
 Cash and cash equivalents ..............................................    $ 21,913       $  9,732
 Accounts and notes receivable, net of allowance for doubtful accounts of
   $3,110 and $3,373, respectively ......................................      33,887         39,026
 Accounts and notes receivable-affiliates ...............................         166          3,979
 Inventories ............................................................      43,296         39,821
 Prepaid expenses and other .............................................       6,113          5,182
                                                                             --------       --------
    Total current assets ................................................     105,375         97,740
Notes receivable -- affiliates ..........................................          --         22,941
Property and equipment, net .............................................     251,544        259,724
Other assets ............................................................      18,330         19,973
                                                                             --------       --------
    Total assets ........................................................    $375,249       $400,378
                                                                             ========       ========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liablities:
 Accounts payable .......................................................    $ 23,670       $ 23,641
 Book overdrafts ........................................................       5,724          2,362
 Accrued expenses and deposits ..........................................      34,916         30,328
 Accounts and notes payable -- affiliates ...............................          --          1,989
 Long-term debt, current portion ........................................          10          1,084
 Income taxes payable ...................................................       1,757          7,129
                                                                             --------       --------
    Total current liabilities ...........................................      66,077         66,533
Long-term debt ..........................................................       1,958         19,550
Notes payable -- affiliates .............................................          --        146,727
Other liabilities .......................................................       2,811          5,856
Deferred income taxes ...................................................       1,429            174
                                                                             --------       --------
    Total liabilities ...................................................      72,275        238,840
                                                                             ========       ========
Commitments and contingencies (Note 9)
Stockholders' equity:
 Common stock ...........................................................         454          1,538
 Paid-in capital ........................................................     251,770         63,781
 Retained earnings ......................................................      52,302        101,080
 Equity adjustment from foreign currency translation ....................      (1,552)        (3,400)
 Notes receivable stock subscription ....................................          --         (1,461)
                                                                             --------       --------
    Total stockholders' equity ..........................................     302,974        161,538
                                                                             --------       --------
    Total liabilities and stockholders' equity ..........................    $375,249       $400,378
                                                                             ========       ========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                       COMBINED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)



                                                                            Four Months
                                                                               Ended        Year Ended
                                                                             April 30,     December 31,
                                                                               1996            1995
                                                                           ------------   -------------
Operating revenues:
 Sales of products and services ........................................    $ 164,371       $ 563,998
 Revenue from operating lease activities ...............................          573             926
                                                                            ---------       ---------
    Total operating revenues ...........................................      164,944         564,924
                                                                            ---------       ---------
Operating expenses:
 Cost of sales, excluding depreciation of $791 and $2,531, respectively        43,118         184,129
 Bowling center operations .............................................       80,156         166,465
 Selling, general and administrative ...................................       35,557          50,778
 Depreciation and amortization .........................................       15,097          39,139
                                                                            ---------       ---------
    Total operating expenses ...........................................      173,928         440,511
                                                                            ---------       ---------
    Operating (loss) income ............................................       (8,984)        124,413
Nonoperating income (expenses):
 Interest expense ......................................................       (4,504)        (15,711)
 Other expenses, net ...................................................         (692)         (1,043)
 Interest income .......................................................          611           2,184
 Foreign currency transaction loss .....................................          (29)           (979)
                                                                            ---------       ---------
(Loss) income before income taxes ......................................      (13,598)        108,864
Income tax benefit (expense) ...........................................        1,731         (12,098)
                                                                            ---------       ---------
    Net (loss) income ..................................................    $ (11,867)      $  96,766
                                                                            =========       =========

Pro Forma Financial Information (unaudited):



                                                                             Four Months
                                                                                Ended        Year Ended
                                                                              April 30,     December 31,
                                                                                1996            1995
                                                                            ------------   -------------
Net (loss) income before income taxes and pro forma adjustments .........    $ (13,598)      $ 108,864
Pro forma C Corporation -- tax benefit (provision) ......................        5,065         (40,616)
                                                                             ---------       ---------
Pro forma net (loss) income .............................................    $  (8,533)      $  68,248
                                                                             =========       =========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                       COMBINED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)



                                                                                 Four Months
                                                                                    Ended        Year Ended
                                                                                  April 30,     December 31,
                                                                                    1996            1995
                                                                                ------------   -------------
Cash flows from operating activities:
 Net (loss) income ..........................................................    $ (11,867)      $  96,766
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization ............................................       15,097          39,139
   Deferred income taxes ....................................................          414            (830)
   Loss on sale of property and equipment, net ..............................           --             567
   Changes in assets and liabilities, net of effects from companies acquired:
    Accounts and notes receivable, net ......................................        4,784          10,630
    Receivables and payables -- affiliates ..................................        1,535           6,147
    Inventories .............................................................       (3,631)         (5,996)
    Other assets and liabilities ............................................       (2,673)           (101)
    Accounts payable and accrued expenses ...................................        8,713         (18,741)
    Income taxes payable ....................................................       (5,745)         (2,830)
                                                                                 ---------       ---------
    Net cash provided by operating activities ...............................        6,627         124,751
                                                                                 ---------       ---------
Cash flows from investing activities:
 Purchase of property and equipment .........................................       (6,874)        (29,965)
 Proceeds from sales of property and equipment ..............................           --           1,410
 Other ......................................................................        2,989             229
                                                                                 ---------       ---------
    Net cash used for investing activities ..................................       (3,885)        (28,326)
                                                                                 ---------       ---------
Cash flows from financing activities:
 Payments on credit note agreements, net ....................................           --         (11,057)
 Distributions to stockholders ..............................................      (36,721)        (71,851)
 Payment of long-term debt ..................................................       (3,812)        (10,285)
 Payment for redemption of stock ............................................           --          (3,960)
 Proceeds (payments) on notes payable --  stockholders, net .................        1,236          (3,793)
 Capital contributions by stockholders ......................................       24,805           8,329
 Collection of notes receivable -- affiliates ...............................       19,408              --
 Other ......................................................................        3,988          (2,056)
                                                                                 ---------       ---------
    Net cash provided by (used for) financing activities ....................        8,904         (94,673)
    Effect of exchange rates on cash ........................................          535            (194)
                                                                                 ---------       ---------
Net increase in cash ........................................................       12,181           1,558
Cash at beginning of period .................................................        9,732           8,174
                                                                                 ---------       ---------
Cash at end of period .......................................................    $  21,913       $   9,732
                                                                                 =========       =========

   See Note 11 for supplemental disclosures to the Combined Statements of Cash
              Flows.





   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

            COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands of dollars)



                                                                        Equity
                                                                      Adjustment
                                                                     From Foreign                   Total
                                  Common     Paid-in     Retained      Currency                 Stockholders'
                                  Stock      Capital     Earnings     Translation     Other        Equity
                               ----------- ----------- ------------ -------------- ----------- --------------
Balance,
 December 31, 1994 ...........  $  1,536    $ 57,975    $  76,165      $ (3,302)    $     --     $ 132,374
 Net income ..................        --          --       96,766            --           --        96,766
 Distribution to
   stockholders ..............        --          --      (71,851)           --           --       (71,851)
 Redemption of stock .........        --      (3,960)          --            --           --        (3,960)
 Decrease in equity
   adjustment from foreign
   currency translation ......        --          --           --           (98)          --           (98)
 Sale of stock ...............         2       1,479           --            --       (1,479)            2
 Capital contributions .......        --       8,329           --            --           --         8,329
 Other .......................        --         (42)          --            --           18           (24)
                                --------    --------    ---------      --------     --------     ---------
Balance,
 December 31, 1995 ...........     1,538      63,781      101,080        (3,400)      (1,461)      161,538
 Net loss ....................        --          --      (11,867)           --           --       (11,867)
 Distribution to
   stockholders ..............        --          --      (36,721)           --           --       (36,721)
 Increase in equity
   adjustment from foreign
   currency translation ......        --          --           --         1,665           --         1,665
 Payment of notes
   receivable
   officer/stockholder .......        --          --           --            --        1,461         1,461
 Capital contributions .......       102     187,989           --            --           --       188,091
 Other .......................    (1,186)         --         (190)          183           --        (1,193)
                                --------    --------    ---------      --------     --------     ---------
Balance, April 30, 1996 ......  $    454    $251,770    $  52,302      $ (1,552)    $     --     $ 302,974
                                ========    ========    =========      ========     ========     =========

  The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                 (in thousands of dollars, except share data)


Note 1. Organization

     AMF Bowling Group ("the Combined Companies") consisted of the following entities:


S Corporations

o AMF Bowling, Inc. ("AMF Bowling")

o AMF Bowling Centers, Inc. ("AMF Bowling Centers")

o AMF Beverage Company of Oregon, Inc.

o King Louie Lenexa, Inc.

o AMF Bowling Centers (Aust) International Inc.

o AMF Bowling Centers (Canada) International Inc.

o AMF BCO-France One, Inc.

o AMF BCO-France Two, Inc.

o AMF Bowling Centers (Hong Kong) International Inc.

o AMF Bowling Centers International Inc.-Japan

o AMF Bowling Mexico Holding, Inc.

o Boliches AMF, Inc.

o AMF Bowling Centers II Inc.-Switzerland

o AMF BCO-U.K. One, Inc.

o AMF BCO-U.K. Two, Inc.

o AMF BCO-China, Inc.

o AMF Bowling Centers China, Inc.

Other

o AMF Catering Services Pty, Ltd.

o Bush River Corporation

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

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


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

     The revaluation, in accordance with Accounting Principles Board Opinion No. 16, of the Combined Companies' assets and liabilities as a result of the Stock Purchase Agreement has not been reflected in the accompanying combined financial statements. In addition, no adjustments have been recorded to reflect any tax liability resulting from the stock purchase and the related Section 338
(h) (10) election.


Note 2. Summary of Significant Accounting Policies

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


     Use of estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include allowances for obsolete inventory, uncollectable accounts receivable, product warranty costs and litigation and claims. Actual results could differ from those estimates.


     Fiscal year

     The entities included in the accompanying combined financial statements operate on fiscal years ending on December 31, except for AMF Bowling Centers, which operated on a 52-week period ended on the the last Sunday in December during 1994, and the Fair Lanes operation which operated on a fiscal period ended on December 29, 1994. For 1995, AMF Bowling Centers, including the acquired Fair Lanes operation, adopted a calendar month-end; accordingly, the results of operations for the period ended December 31, 1995 include AMF Bowling Centers' operations for the period December 26, 1994 (December 30, 1994 with respect to Fair Lanes operations) through December 31, 1995.


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


     Warranty costs

     AMF Bowling offers warranties for its various products and provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold. Warranty expense aggregated approximately $1,313 for the four months ended April 30, 1996 and $2,748 for the year ended December 31, 1995.

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


            Buildings and improvements .      5 - 40 years
            Bowling and related equipment     5 - 10 years
            Manufacturing equipment ....      2 - 7 years
            Furniture and fixtures .....      3 - 8 years

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

     The Combined Companies account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). SFAS No. 109 mandates the liability method for computing deferred income taxes. Because the Combined Companies have elected S Corporation status, deferred income taxes are only provided with respect to state and foreign income taxes.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



     Research and development costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were approximately $875 for the four months ended April 30, 1996 and $3,600 for the year ended December 31, 1995.


     Advertising costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $3,575 for the four months ended April 30, 1996 and $12,250 for the year ended December 31, 1995.


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


Note 3. Related Party Transactions

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

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     Accounts and notes receivable -- affiliates, including accrued interest, at April 30, 1996 and December 31, 1995 consisted of the following:



                                                                    April 30,     December 31,
                                                                       1996           1995
                                                                   -----------   -------------
      Accounts receivable -- affiliates ........................       $166        $  2,084
                                                                       ====        ========
      Notes receivable -- AMF Reece ............................       $ --        $ 12,910
      Notes receivable -- stockholders .........................         --          11,130
      Note receivable -- AMF Machinery Systems ("AMS") .........         --             796
                                                                       ----        --------
                                                                         --          24,836
      Current maturities .......................................         --          (1,895)
                                                                       ----        --------
                                                                       $ --        $ 22,941
                                                                       ====        ========

     Notes receivable -- AMF Reece represented various notes, plus accrued and unpaid interest income, between AMF Bowling and AMF Reece, and affiliated company. The notes earned interest monthly based on the LIBOR rate plus .75%, which was 6.48% at December 31, 1995. Interest income was $762 for the year ended December 31, 1995.

     Notes receivable -- stockholders represented notes of $9,394 plus accrued and unpaid interest income, between the Combined Companies and its stockholders. Interest on the notes was at the LIBOR rate plus .75%, which was 6.48% at December 31, 1995. Interest income for the year ended December 31, 1995 was $602.

     Accounts and notes payable -- affiliates at April 30, 1996 and December 31, 1995 consisted of the following:



                                                      April 30,     December 31,
                                                         1996           1995
                                                     -----------   -------------
      Accounts payable -- stockholders ...........   $ --          $    322
      Accounts payable -- AMS ....................     --             1,619
      Accounts payable -- CCA Industries .........     --                48
                                                     ----          --------
                                                     $ --          $  1,989
                                                     ====          ========
      Notes payable -- stockholders ..............   $ --          $117,022
      Note payable -- Fair Lanes, Inc. ...........     --            24,096
      Notes payable -- AMS .......................     --             5,609
      Capital lease obligations -- Commonwealth
        Leasing Corporation ("CLC") ..............     --                --
                                                     ----          --------
                                                       --           146,727
                                                     ----          --------
      Current maturities .........................     --                --
      Long-term portion ..........................   $ --          $146,727
                                                     ====          ========

     Notes payable -- stockholders included $88,323, plus accrued and unpaid interest, at December 31, 1995 of 9.5% of Fair Lanes, Inc. ("Fair Lanes") notes which were acquired by certain stockholders in conjunction with the acquisition of Fair Lanes. A portion of the notes were acquired by the stockholders as a result of the plan of reorganization (Note 14). The note balance included interest from the period July 15, 1994 through January 15, 1995 which was paid through the issuance of additional notes. The notes were assumed by AMF Bowling Centers in connection with the acquisition of the assets of Fair Lanes on July 2, 1995. The notes, originally payable in 2001, were paid prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense for the year ended December 31, 1995 was approximately $8,053.

     Notes payable -- stockholders included $16,773, plus accrued and unpaid interest, on a $60,000 revolving line of credit between AMF Bowling Centers and its stockholders which originally matured on December 31, 1998.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


The notes were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest on the notes was at the lesser of the prime rate or the LIBOR rate plus 0.50% (6.23% at December 31, 1995). The note was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on these notes was $562 for the year ended December 31, 1995.

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

     The average amount outstanding under the various lines of credit was $7,865 during fiscal 1995. The maximum amount outstanding under these agreements was $21,246 during fiscal 1995. The average interest rate on the outstanding debt was 7.5% during fiscal 1995.

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

     The notes payable of $5,609 to AMS consisted of various notes plus accrued and unpaid interest (at 8.5%-11%) and were payable on demand. The notes were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on these notes was $417 for the year ended December 31, 1995.


     Other related party transactions

     The Combined Companies were charged $512 for the four months ended April 30, 1996 and $1,622 for the year ended December 31, 1995 in management fees for certain consulting and administrative services performed by affiliated companies.

     In May 1995, the Combined Companies began purchasing health insurance from CCA Industries, an affiliated company, on a fully insured basis. Total premiums for the four months ended April 30, 1996 were $411 and for the period from May 1995 to December 31, 1995 aggregated $889.

     During the year ended December 31, 1995, Fair Lanes acquired equipment which was leased from Commonwealth Leasing Corporation ("CLC"), an affiliated company, for $1,367. The difference between the capitalized lease obligation and the purchase price was treated as an adjustment of the notes payable -- Fair Lanes.

     The Combined Companies purchased used bowling equipment from CLC for $1,429 during the year ended 1995.

     The Combined Companies charged service fees and sales commissions of $53 for the year ended December 31, 1995 to CLC. These charges have been treated as reductions in selling, general and administrative expenses.

     The Combined Companies lease equipment from CCA Financial, an affiliated company. Rent expense was $203 for the four months ended April 30, 1996 and $444 for the year ended December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 4. Inventories

     Inventories at April 30, 1996 and December 31, 1995 consist of the following:



                                                  April 30,     December 31,
                                                     1996           1995
                                                 -----------   -------------
      Raw materials ..........................     $10,325       $ 10,590
      Work-in-progress .......................       2,084          1,522
      Finished goods and spare parts .........      28,661         24,920
      Merchandise inventory ..................       3,033          4,045
                                                   -------       --------
                                                    44,103         41,077
      Inventory valuation reserves ...........        (807)        (1,256)
                                                   -------       --------
                                                   $43,296       $ 39,821
                                                   =======       ========

     Inventories were determined using the following methods at April 30, 1996 and December 31, 1995:



                                                 April 30,     December 31,
                                                    1996           1995
                                                -----------   -------------
      LIFO (Domestic manufacturing) .........     $27,128        $24,389
      FIFO (Foreign manufacturing) ..........      13,135         11,387
      Other (Merchandise inventory) .........       3,033          4,045
                                                  -------        -------
                                                  $43,296        $39,821
                                                  =======        =======

     If LIFO inventories had been valued at current costs, they would have been greater by $2,527 at April 30, 1996 and $2,496 at December 31, 1995.


Note 5. Property and Equipment

     Property and equipment at April 30, 1996 and December 31, 1995 consist of the following:



                                                      April 30,      December 31,
                                                         1996            1995
                                                    -------------   -------------
      Land ......................................    $   25,891      $   25,692
      Buildings and improvements ................       143,147         138,448
      Equipment, furniture and fixtures .........       256,308         251,936
      Construction in progress ..................           110           1,925
                                                     ----------      ----------
                                                        425,456         418,001

      Less: accumulated depreciation and
        amortization ............................      (173,912)       (158,277)
                                                     ----------      ----------
                                                     $  251,544      $  259,724
                                                     ==========      ==========

     Depreciation expense was $14,523 for the four months ended April 30, 1996 and $37,889 for the year ended December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 6. Accrued Expenses and Deposits

     Accrued expenses and deposits at April 30, 1996 and December 31, 1995 consist of the following:



                                           April 30,     December 31,
                                              1996           1995
                                          -----------   -------------
      Accrued compensation.............     $ 9,714        $ 7,152
      League bowling accounts .........       3,776          6,368
      Other ...........................      21,426         16,808
                                            -------        -------
                                            $34,916        $30,328
                                            =======        =======

Note 7. Long-term Debt

     Long-term debt at April 30, 1996 and December 31, 1995 consists of the following:



                                                       April 30,     December 31,
                                                          1996           1995
                                                      -----------   -------------
      Notes payable to bank -- guaranteed .........     $   --        $  3,764
      Mortgage and equipment notes ................      1,968          14,469
      Industrial development bond .................         --           1,354
      Other .......................................         --           1,047
                                                        ------        --------
                                                         1,968          20,634
      Current Maturities ..........................        (10)         (1,084)
                                                        ------        --------
      Long-term portion ...........................     $1,958        $ 19,550
                                                        ======        ========

     Notes payable to bank -- guaranteed represented a credit agreement entered into between AMF Bowling Centers and a bank under which up to $32,750 could be borrowed. An additional $25,000 could be borrowed from one or more additional financial institutions. Interest was payable at a rate equal to the lesser of the prime rate or the LIBOR rate plus .50% (6.23% at December 31, 1995). The notes were secured by certain tangible personal property of AMF Bowling Centers and were guaranteed by certain stockholders. The agreement also required AMF Bowling Centers to meet certain financial covenants, including maximum debt to equity ratios, minimum tangible net worth requirements and minimum earnings to charge ratios. At December 31, 1995, AMF Bowling Centers was in violation of certain requirements which were subsequently waived by the bank through March 31, 1997. The notes payable were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies.

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

     AMF Bowling had an agreement with a bank under which up to $15,000 could be borrowed. This arrangement expired on April 30, 1996. There were no borrowings at December 31, 1995 under the agreement. Interest was payable monthly at the lower of the bank's prime rate or the adjusted LIBOR rate plus 0.50% (6.23% at December 31, 1995). This agreement required certain financial covenants to be met, including maximum debt to equity ratios, minimum tangible net worth requirements and minimum earnings to charge ratios.

     AMF Bowling had a $3,500 revolving credit line with a bank which was due to expire on June 30, 1996. No balance was outstanding at December 31, 1995. Interest on outstanding borrowings was payable quarterly at the

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


lower of the bank's prime rate or the adjusted LIBOR rate plus 0.50% (6.23% at December 31, 1995). Under this line were two standby letters of credit with amounts outstanding at December 31, 1995 of $1,138, expiring on December 1, 1996, and of $12 expiring on August 19, 1996.

     The average amount outstanding under the various lines of credit was $21,807 during fiscal 1995. The maximum amount outstanding under these credit arrangements was $39,454 during fiscal 1995. The average interest rate on these credit arrangements was 6.43% during fiscal 1995.

     AMF Bowling had available a foreign exchange line of $5,000 and a letter of credit line of $1,000. No balances were outstanding at December 31, 1995. One standby letter of credit with an amount at December 31, 1995 of $535, which expired on January 18, 1996, and four import letters of credit totaling $142 were outstanding under these lines.


Note 8. Income Taxes

Income (loss) before income taxes consists of the following:



                                 Four Months
                                    Ended        Year Ended
                                  April 30,     December 31,
                                    1996            1995
                                ------------   -------------
      United States .........    $  (7,757)       $ 77,931
      Foreign ...............       (5,841)         30,933
                                 ---------        --------
                                 $ (13,598)       $108,864
                                 =========        ========

     The income tax benefit (provision) consists of the following:



                                          Four Months
                                             Ended        Year Ended
                                           April 30,     December 31,
                                             1996            1995
                                         ------------   -------------
      Current tax benefit (provision)
      U.S. federal ...................      $   --        $      --
      State and local ................         205           (1,065)
      Foreign ........................       1,940          (11,961)
                                            ------        ---------
      Total current ..................       2,145          (13,026)
                                            ------        ---------
      Deferred tax benefit (provision)
      U.S. federal ...................          --               --
      State and local ................          --               32
      Foreign ........................        (414)             896
                                            ------        ---------
      Total deferred .................        (414)             928
                                            ------        ---------
      Total benefit ..................      $1,731        $ (12,098)
                                            ======        =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


   Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



                                                         April 30,     December 31,
                                                            1996           1995
                                                        -----------   -------------
      Deferred tax assets
      Current assets ................................    $    815       $  1,198
      Noncurrent assets .............................         799            799
                                                         --------       --------
      Total deferred tax assets .....................       1,614          1,997
                                                         --------       --------
      Deferred tax liabilities
      Noncurrent liabilities ........................      (1,429)        (1,998)
                                                         --------       --------
      Total deferred tax liabilities ................      (1,429)        (1,998)
                                                         --------       --------
      Net deferred tax assets (liabilities) .........    $    185       $     (1)
                                                         ========       ========

     The primary determination of the deferred tax assets are book accruals not deductible for tax purposes, such as the allowance for bad debts, inventory reserves and various other accruals. Deferred tax liabilities are a result of accelerated depreciation methods used for tax purposes.

     The benefit (provision) for income taxes differs from the amount computed by applying the statutory rate of 35% for the four months ended April 30, 1996 and the year ended December 31, 1995 to income (loss) before income taxes. The principal reasons for this difference are follows:



                                                      Four Months
                                                         Ended
                                                       April 30,      Year Ended
                                                         1996      December 31, 1995
                                                     ------------ ------------------
      Tax benefit (provision) at
       federal statutory rate ......................   $  4,759       $ (38,102)
      (Increase) decrease in rates resulting from:
       S Corporation election for U.S. federal tax
         purposes ..................................     (4,759)         38,102
       State and local taxes .......................        205          (1,033)
       Foreign income taxes ........................      1,526         (11,065)
                                                       --------       ---------
       Total .......................................   $  1,731       $ (12,098)
                                                       ========       =========

     Pro forma provision for income taxes (unaudited)

     As a result of the Stock Purchase Agreement, the Combined Companies will no longer be treated as an S Corporation for income tax purposes in the United States and in certain state jurisdictions.

     Accordingly, the combined statements of operations include a pro forma adjustment for income taxes which would have been recorded if the Combined Companies had not been an S Corporation based on tax laws in effect during these periods. The pro forma adjustment was computed separately for each entity and then combined, except for purposes of computing the utilization of foreign tax credits related to the worldwide bowling center operations, the domestic and worldwide bowling center operations were considered in the aggregate.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



 Pro forma tax benefit (provision) is as follows:



                                              Four Months
                                                 Ended           Year Ended
                                               April 30,        December 31,
                                                  1996              1995
                                            ---------------   ---------------
                                               (unaudited)       (unaudited)
      Current
      U.S. federal ......................    $      3,222      $    (26,404)
      State and local ...................             329            (3,491)
      Foreign ...........................           1,940           (11,961)
                                             ------------      ------------
      Total current .....................           5,491           (41,856)
                                             ------------      ------------
      Deferred
      U.S. federal ......................             (85)              317
      State and local ...................              73                27
      Foreign ...........................            (414)              896
                                             ------------      ------------
      Total deferred ....................            (426)            1,240
                                             ------------      ------------
      Total provision (benefit) .........    $      5,065      $    (40,616)
                                             ============      ============

     Temporary differences and carryforwards which give rise to pro forma deferred tax assets and liabilities at April 30, 1996 and December 31, 1995 are as follows:



                                                           April 30,        December 31,
                                                              1996              1995
                                                        ---------------   ---------------
                                                           (unaudited)       (unaudited)
      Deferred tax assets
      Current assets ................................    $      3,851      $      6,178
      Noncurrent assets .............................             192             7,124
                                                         ------------      ------------
      Total deferred tax assets .....................           4,043            13,302
                                                         ------------      ------------
      Deferred tax liabilities
      Noncurrent liabilities ........................          (6,170)           (2,707)
                                                         ------------      ------------
      Total deferred tax liabilities ................          (6,170)           (2,707)
                                                         ------------      ------------
      Net deferred tax (liabilities) assets .........    $     (2,127)     $     10,595
                                                         ============      ============

     Pro forma deferred income taxes relate primarily to timing differences between financial and income tax reporting for depreciation and certain accruals which are not currently deductible for income tax purposes.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     A reconciliation of the Combined Companies' pro forma United States Income tax benefit (provision) computed by applying the statutory United States federal income tax rate of 35% to the Combined Companies' income (loss) before income taxes is presented in the following table:



                                                  Four Months
                                                     Ended            Year Ended
                                                   April 30,         December 31,
                                                      1996               1995
                                               -----------------   ---------------
                                                  (unaudited)         (unaudited)
      Tax benefit (provision) at federal
        statutory rate .....................     $     4,759        $    (38,102)
      (Increase) decrease in rates resulting
        from:
        State and local taxes, net .........             402              (2,272)
        Foreign income taxes ...............           1,526             (11,065)
        Foreign tax credits ................          (1,526)             11,065
        Other business credits .............              --                  --
        Nondeductible items ................             (91)               (171)
        Environmental tax ..................              --                (102)
        Other ..............................                (5)               31
                                                 --------------     ------------
                                                 $     5,065        $    (40,616)
                                                 =============      ============

Note 9. Commitments and Contingencies

     Leases

     The Combined Companies lease certain facilities and equipment under operating leases which expire at various dates through 2011. These leases generally contain renewal options and require the Combined Companies to pay taxes, insurance, maintenance and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $293 for the four months ended April 30, 1996 and $1,517 for the year ended December 31, 1995.

     Future minimum rental payments under the operating lease agreements are as follows:



Period ending
December 31,
-------------------------------
  1996 (eight months) .........  $ 15,200
  1997 ........................    14,900
  1998 ........................    12,800
  1999 ........................    10,900
  2000 ........................     8,900
  Thereafter ..................    49,600
                                 --------
                                 $112,300
                                 ========

     Total rent expense under operating leases aggregated approximately $7,487 for the four months ended April 30, 1996 and $19,250 for the year ended December 31, 1995.

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

     Management believes that the Korean distributorship agreement was properly terminated. Management intends to vigorously defend against this claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations. Under terms of the sale agreement (Note 1), the current AMF shareholders have agreed to indemnify the buyers for any loss related to this litigation.

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

     AMF Bowling is involved in two patent infringement suits. The plaintiff in the first case, a competitor of AMF Bowling's Century division, obtained a summary judgment on the issue of liability in December 1994. The court recently issued an order which will permit AMF to appeal. The plaintiff claims damages in the range of $3,000 to $9,000. A trial on damages will not occur unless and until the liability issue is resolved against AMF Bowling. Management intends to vigorously contest the claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations.

     The second patent infringement suit relates to AMF Bowling's Pins and Lanes division. Management has settled this claim for $250 during the four months ended April 30, 1996.

     AMF Bowling Centers and AMF Bowling are defendants in a wrongful death suit related to an employee. The employee's estate is seeking compensatory damages up to $3,000 plus $3,000 in punitive damages. However, the plaintiff's counsel has verbally offered to settle the case for $350. Management expects to vigorously contest the claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations.

     In addition, the Combined Companies are involved in certain other lawsuits and claims arising out of normal business operations. The majority of these relate to accidents at the Combined Companies' bowling centers. Management believes that the ultimate resolution of such matters will not materially affect the Combined Companies' results of operations or financial position.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     While the ultimate outcome of the litigation and claims against the Combined Companies cannot presently be determined, management believes the Combined Companies have made adequate provision for possible losses. At April 30, 1996 and December 31, 1995, the Combined Companies had recorded reserves aggregating approximately $2,900 and $2,800, respectively for litigation and claims.


Note 10. Employee Benefit Plans and Bonus

     The Combined Companies have a defined contribution 401(k) plan to which domestic employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Combined Companies can, at their option, match a discretionary percentage of employee contributions and make an additional contribution as determined by their Board of Directors. Contributions vest 100% after a five-year period. The amounts charged to expense under this plan were approximately $410 for the four months ended April 30, 1996 and $1,122 for the year ended December 31, 1995.

     One of the Combined Companies has a Stock Performance Plan (the "Plan") for certain key employees. Under the terms of the Plan, eligible employees earn Stock Performance Units as a result of the Company meeting certain operating performance conditions, as defined by the Plan, relating to (1) sales, (2) cash flow and (3) operating results. Benefits under the Plan vest over a five-year period and will be paid in installments over a ten-year period without interest (or less if specified by the Company's Board of Directors) upon the termination of an eligible employee. The Plan can be terminated or amended at any time by the Company's Board of Directors. The amount charged to expense under this plan was approximately $1,479 for the four months ended April 30, 1996 and $622 for the year ended December 31, 1995. The agreement contains a provision which would accelerate the payout of the benefits from ten years to five years upon a change-of-control event and would require that interest be paid on the unpaid balance. On April 30, 1996, the Combined Companies made payments of $3,085 related to these plans and the plans were terminated.

     Certain of the Combined Companies' foreign operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee and employer funding. Each company has provided pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $291 for the four months ended April 30, 1996 and $806 for the year ended December 31, 1995.

     On April 30, 1996, the Combined Companies paid bonuses and special payments to employees, former employees and former directors of $43,760 in recognition of their services.


Note 11. Supplemental Disclosures to the Combined Statements of Cash Flows



                                                           Four Months
                                                              Ended        Year Ended
                                                            April 30,     December 31,
                                                              1996            1995
                                                          ------------   -------------
      Cash paid during the year for:
        Interest ......................................     $ 12,862        $ 5,909
        Income taxes ..................................     $  5,359        $16,922
      Noncash capital contribution by the stockholders:
        Debt forgiveness ..............................     $163,184        $    --

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 12. Business Segments

     The Combined Companies operate in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the four months ended April 30, 1996 and the year ended December 31, 1995 and identifiable assets at April 30, 1996 and December 31, 1995 are presented below:



                                              Four Months
                                                 Ended        Year Ended
                                               April 30,     December 31,
                                                 1996            1995
                                             ------------   -------------
      Revenues from unaffiliated customers
        Bowling centers
         Domestic ........................    $  75,000       $ 192,400
         International ...................       33,500          99,900
        Manufacturing ....................       56,400         272,600
                                              ---------       ---------
                                              $ 164,900       $ 564,900
                                              =========       =========
      Intersegment sales
        Bowling centers
         Domestic ........................    $      --       $      --
         International ...................           --              --
        Manufacturing ....................        4,600          13,900
                                              ---------       ---------
                                              $   4,600       $  13,900
                                              =========       =========
      Operating (loss) income
      Intersegment sales
        Bowling centers
         Domestic ........................    $   3,600       $  26,500
         International ...................       (2,500)         23,700
        Manufacturing ....................       (9,600)         75,700
                                              ---------       ---------
        Eliminations .....................         (500)         (1,500)
                                              ---------       ---------
                                              $  (9,000)      $ 124,400
                                              =========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)




                                                Four Months
                                                   Ended         Year Ended
                                                 April 30,      December 31,
                                                   1996             1995
                                              --------------   -------------
      Identifiable assets
        Bowling centers
         Domestic .........................     $  218,300       $ 224,500
         International ....................         65,400          64,600
        Manufacturing .....................        101,500         119,800
        Eliminations ......................     $  (10,000)      $  (8,500)
                                                ----------       ---------
                                                $  375,200       $ 400,400
                                                ==========       =========
      Depreciation and amortization expense
        Bowling centers
         Domestic .........................     $   11,800       $  29,100
         International ....................          2,500           7,500
        Manufacturing .....................          1,200           3,600
        Eliminations ......................           (400)         (1,000)
                                                ----------       ---------
                                                $   15,100       $  39,200
                                                ==========       =========
      Capital expenditures
        Bowling centers
         Domestic .........................     $    5,100       $  17,800
         International ....................          2,300          10,200
        Manufacturing .....................            400           4,500
        Eliminations ......................           (900)         (2,500)
                                                ----------       ---------
                                                $    6,900       $  30,000
                                                ==========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 13. Geographic Segments

     Information about the Combined Companies' operations in different geographic areas for the four months ended April 30, 1996 and the year ended December 31, 1995 and identifiable assets at April 30, 1996 and December 31, 1995 are presented below:



                                              Four Months
                                                 Ended        Year Ended
                                               April 30,     December 31,
                                                 1996            1995
                                             ------------   -------------
      Net operating revenue:
        United States ....................     $103,800       $ 371,400
        Japan ............................       13,700          50,300
        Hong Kong ........................       14,000          40,800
        Korea ............................        5,800           6,000
        Australia ........................       14,700          47,100
        United Kingdom ...................        7,300          26,100
        Mexico ...........................        2,100           7,800
        Sweden ...........................        1,200          10,000
        Canada ...........................          300             600
        Spain ............................        1,000           2,700
        Other European countries .........        5,200          16,000
        China ............................          400              --
        Eliminations .....................       (4,600)        (13,900)
                                               --------       ---------
                                               $164,900       $ 564,900
                                               ========       =========

     Net operating revenues for the United States manufacturing operation has been reduced by approximately $21,500 for the four months ended April 30, 1996 and $61,000 for the year ended December 31, 1995 to reflect the elimination of intercompany sales between the domestic manufacturing operation and the manufacturing foreign sales and service branches.



                                              Four Months
                                                 Ended        Year Ended
                                               April 30,     December 31,
                                                 1996            1995
                                             ------------   -------------
      Operating (loss) income:
        United States ....................     $ (2,900)      $ 92,200
        Japan ............................       (1,400)         8,800
        Hong Kong ........................          800          6,200
        Korea ............................         (300)        (1,200)
        Australia ........................       (1,300)        13,300
        United Kingdom ...................       (1,100)         2,400
        Mexico ...........................         (200)         1,500
        Sweden ...........................         (500)         1,500
        Canada ...........................           --             --
        Spain ............................         (100)          (100)
        Other European countries .........       (1,300)         1,300
        China ............................         (200)            --
        Eliminations .....................         (500)        (1,500)
                                               --------       --------
                                               $ (9,000)      $124,400
                                               ========       ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     Operating (loss) income for the United States manufacturing operation has been reduced by approximately $1,300 for the four months ended April 30, 1996 and $900 for the year ended December 31, 1995 to reflect the elimination of intercompany gross profit between the domestic manufacturing operation and the manufacturing foreign sales and service branches.



                                              April 30,     December 31,
                                                 1996           1995
                                             -----------   -------------
      Identifiable assets:
        United States ....................    $ 290,400      $311,300
        Japan ............................       17,200        22,100
        Hong Kong ........................        7,700         8,500
        Korea ............................        4,500         2,900
        Australia ........................       34,800        31,600
        United Kingdom ...................       12,200        11,800
        Mexico ...........................        5,100         4,500
        Sweden ...........................        2,200         2,600
        Canada ...........................          900         1,200
        Spain ............................          200         2,000
        Other European countries .........        7,700         8,400
        China ............................        2,300         2,000
        Eliminations .....................      (10,000)       (8,500)
                                              ---------      --------
                                              $ 375,200      $400,400
                                              =========      ========

     Identifiable assets for the foreign sales and service branches have been reduced by approximately $5,700 at April 30, 1996 and $4,400 at December 31, 1995 to reflect the elimination of intercompany gross profit in inventory between the domestic manufacturing operations and the manufacturing foreign sales and service branches.


Note 14. Business Combinations
     Fair Lanes, Inc. ("Fair Lanes") operated 106 bowling centers in the United States and Puerto Rico. On June 22, 1994, Fair Lanes and its parent Fair Lanes Entertainment, Inc. ("FLE"), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). Fair Lanes' operating subsidiaries did not file for Chapter 11 protection. At the time of filing, liabilities subject to compromise consisted of Fair Lanes' $138,000 senior secured notes, which were publicly traded, and FLE's debt in the form of $48,000 variable rate and zero coupon notes (these notes were also publicly traded). The Bankruptcy Court approved the plan of reorganization effective September 29, 1994 whereby the holders of FLE's $48,000 of notes received approximately 6% of Fair Lanes' equity and the holders of Fair Lanes' $138,000 of notes received approximatey 94% of Fair Lanes' equity and $90,350 of new 9.5% notes. The former Fair Lanes' equityholders' interests were eliminated as a result of the reorganization. Through September 29, 1994, AMF's shareholders had purchased old Fair Lanes' and FLE's notes which resulted in the AMF shareholders obtaining approximately 56% of the voting shares of Fair Lanes. One other shareholder held approximately 35% of the new stock and the remaining 9% was held by other shareholders. The AMF shareholders were able to acquire the shares held by the 35% shareholder on January 7, 1996 and an additional 2% of the shares from other shareholders in open market purchases. On February 7, 1996, the AMF shareholders affected a cash merger and bought out the remaining shareholders.

     The Fair Lanes' acquisition was accounted for as a purchase. As a result of the relatively short acquisition period and the fact that the minority shareholders' interest was not affected for losses during the acquisition period, the combined financial statements include the results of operations for period subsequent to September 29, 1994.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


   The assets acquired and liabilities assumed were recorded at their estimated fair value as follows:

  Current assets .................  $    3,059
  Property and equipment .........     141,785
  Other assets ...................      12,643
  Current liabilities ............     (22,672)
  Long-term liabilities ..........    (116,174)
                                    ----------
  Purchase price .................  $   18,641
                                    ==========

Note 15. Stockholders' Equity



                                             April 30, 1996
                                 --------------------------------------
                                                 Issued and     Common
                                  Authorized     Outstanding     Stock
                                 ------------ ---------------- --------
AMF Bowling, Inc ...............     10,000          950.6689    $  1
AMF Bowling Centers, Inc. ......     15,000        9,485.1000       9
AMF Beverage Company of
 Oregon, Inc. ..................     10,000           94.8510      --
King Louie Lenexa, Inc. ........     30,000           94.8510      --
AMF Catering Services Pty
 Ltd. ..........................    100,000      100,000.0000      82
AMF Bowling Centers (Aust)
 International, Inc. ...........     10,000          948.5100       1
AMF Bowling Centers
 (Canada) International, Inc.        10,000          948.5100       1
AMF BCO -- France One,
 Inc. ..........................     10,000        1,000.0000       1
AMF BCO -- France Two,
 Inc. ..........................     10,000        1,000.0000       1
AMF Bowling Centers (Hong
 Kong) International, Inc. .....     10,000          948.5100       1
AMF Bowling Centers
 International, Inc. --  Japan       10,000        9,485.1000      10
AMF Bowling Mexico
 Holding, Inc. .................      1,000           75.6972     322
Boliches AMF Inc. ..............     10,000          100.0000       1
AMF Bowling Centers II
 Inc. -- Switzerland ...........                                   --
AMF BCO -- U.K. One, Inc. ......     10,000          100.0000       1
AMF BCO -- U.K. Two, Inc. ......     10,000          100.0000       1
AMF BCO -- China, Inc. .........     10,000        1,000.0000       1
AMF Bowling Centers China,
 Inc. ..........................     10,000        1,000.0000       1
Bush River Corporation .........    100,000       18,895.1919      20
Eliminations ...................         --               --       --
                                                                 ----
Totals .........................                                 $454
                                                                 ====



                                                        April 30, 1996
                                 ------------------------------------------------------------
                                                            Equity
                                                          Adjustment
                                                         from Foreign               Total
                                   Paid in    Retained     Currency             Stockholders'
                                   Capital    Earnings    Translation   Other      Equity
                                 ----------- ---------- -------------- ------- --------------
AMF Bowling, Inc ...............  $ 51,778    $ 15,639     $   593       $--      $ 68,011
AMF Bowling Centers, Inc. ......   183,780       8,825          --        --       192,614
AMF Beverage Company of
 Oregon, Inc. ..................        --          --          --        --            --
King Louie Lenexa, Inc. ........        --          --          --        --            --
AMF Catering Services Pty
 Ltd. ..........................        --          --          --        --            82
AMF Bowling Centers (Aust)
 International, Inc. ...........       492      24,327       1,645        --        26,465
AMF Bowling Centers
 (Canada) International, Inc.        2,109      (1,238)         85        --           957
AMF BCO -- France One,
 Inc. ..........................       220         533         (93)       --           661
AMF BCO -- France Two,
 Inc. ..........................       595       1,440        (250)       --         1,786
AMF Bowling Centers (Hong
 Kong) International, Inc. .....       532       2,175          --        --         2,708
AMF Bowling Centers
 International, Inc. --  Japan       1,210       4,446         505        --         6,171
AMF Bowling Mexico
 Holding, Inc. .................     1,856       2,563      (3,056)       --         1,685
Boliches AMF Inc. ..............       493         682        (814)       --           362
AMF Bowling Centers II
 Inc. -- Switzerland ...........        --         205         171        --           376
AMF BCO -- U.K. One, Inc. ......     1,597        (350)        (86)       --         1,162
AMF BCO -- U.K. Two, Inc. ......     4,357        (956)       (235)       --         3,167
AMF BCO -- China, Inc. .........       577        (159)         (4)       --           415
AMF Bowling Centers China,
 Inc. ..........................     2,174        (600)        (13)       --         1,562
Bush River Corporation .........        --          --          --        --            20
Eliminations ...................        --      (5,230)         --        --        (5,230)
                                  --------    --------     ---------     ---      --------
Totals .........................  $251,770    $ 52,302     $(1,552)      $--      $302,974
                                  ========    ========     =========     ===      ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)




                                               December 31, 1995
                                -----------------------------------------------
                                                Issued and    Common   Paid in
                                 Authorized    Outstanding     Stock   Capital
                                ------------ --------------- -------- ---------
AMF Bowling, Inc ..............     10,000         950.6689   $    1   $28,213
AMF Bowling Centers, Inc. .....     15,000       9,485.1000        9    29,122
AMF Beverage Company of
 Oregon, Inc. .................     10,000          94.8510       --        --
King Louie Lenexa, Inc. .......     30,000          94.8510       --        --
AMF Bowling Centers
 (Aust) International, Inc. ...     10,000         948.5100        1       492
AMF Bowling Centers
 (Canada) International,
 Inc. .........................     10,000         948.5100        1     2,109
AMF BCO -- France One,
 Inc. .........................     10,000       1,000.0000        1        31
AMF BCO -- France Two,
 Inc. .........................     10,000       1,000.0000        1        83
AMF Bowling Centers
 (Hong Kong)
 International, Inc. ..........     10,000         948.5100        1        57
AMF Bowling Centers
 International, Inc. --
 Japan ........................     10,000       9,485.1000       10       156
AMF Bowling Mexico
 Holding, Inc. ................      1,000          75.6972    1,507       226
Boliches AMF Inc. .............     10,000         100.0000        1        60
AMF Bowling Centers II
 Inc. -- Switzerland ..........      1,000         100.0000        1        --
AMF BCO -- U.K. One, Inc.           10,000         100.0000        1       129
AMF BCO -- U.K. Two, Inc.           10,000         100.0000        1       352
AMF BCO -- China, Inc. ........     10,000       1,000.0000        1       577
AMF Bowling Centers
 China, Inc. ..................     10,000       1,000.0000        1     2,174
Bush River Corporation ........    100,000      18,895.1919       --        --
Eliminations ..................         --              --        --        --
                                                              ------   -------
Totals ........................                               $1,538   $63,781
                                                              ======   =======



                                                   December 31, 1995
                                --------------------------------------------------------
                                                                Notes
                                                             Receivable        Total
                                  Retained      Deferred        Stock      Stockholders'
                                  Earnings    Translation   Subscription      Equity
                                ------------ ------------- -------------- --------------
AMF Bowling, Inc ..............   $ 54,463     $   593        $     --       $ 83,270
AMF Bowling Centers, Inc. .....     13,436          --            (726)        41,841
AMF Beverage Company of
 Oregon, Inc. .................        382          --              --            382
King Louie Lenexa, Inc. .......        859          --              --            859
AMF Bowling Centers
 (Aust) International, Inc. ...     25,251         (74)           (503)        25,167
AMF Bowling Centers
 (Canada) International,
 Inc. .........................     (1,286)         85              --            909
AMF BCO -- France One,
 Inc. .........................        681         (44)             --            669
AMF BCO -- France Two,
 Inc. .........................      1,842        (119)             --          1,807
AMF Bowling Centers
 (Hong Kong)
 International, Inc. ..........      2,420          --             (62)         2,416
AMF Bowling Centers
 International, Inc. --
 Japan ........................      4,285         611            (170)         4,892
AMF Bowling Mexico
 Holding, Inc. ................      2,753      (3,258)             --          1,228
Boliches AMF Inc. .............        814        (815)             --             60
AMF Bowling Centers II
 Inc. -- Switzerland ..........        617          61              --            679
AMF BCO -- U.K. One, Inc.             (186)       (113)             --           (169)
AMF BCO -- U.K. Two, Inc.             (509)       (310)             --           (466)
AMF BCO -- China, Inc. ........        (97)         (4)             --            477
AMF Bowling Centers
 China, Inc. ..................       (367)        (13)             --          1,795
Bush River Corporation ........        230          --              --            230
Eliminations ..................     (4,508)         --              --         (4,508)
                                  --------     ---------      --------       --------
Totals ........................   $101,080     $(3,400)       $ (1,461)      $161,538
                                  ========     =========      ========       ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 16. Condensed Consolidated Financial Statements

     On February 16, 1996, the stockholders of the Combined Companies executed a Stock Purchase Agreement, subject to certain closing conditions, to sell the stock and certain assets of the individual companies to AMF Group Holdings, Inc., through its subsidiaries. On May 1, 1996, the sale transaction was completed.

     In conjunction with the acquisition of the Combined Companies, AMF Bowling Worldwide, Inc. (formerly AMF Group Inc.), a subsidiary of AMF Group Holdings, Inc., issued Senior Subordinated Notes and Senior Subordinated Discount Notes on March 21, 1996. On May 1, 1996, AMF Bowling Worldwide, Inc. executed a bank credit agreement and certain additional subsidiaries of AMF Bowling Worldwide, Inc. became guarantors of the Senior Subordinated Notes and the Senior Subordinated Discount Notes. These financing arrangements provide for guarantees by the following companies which became indirect subsidiaries of AMF Bowling Worldwide, Inc., which is the borrower and issuer of the notes evidencing such indebtedness. Guarantor companies include the following:

     o AMF Bowling Centers, Inc.

     o Bush River Corporation

     o King Louie Lenexa, Inc.

     o AMF Beverage Company of Oregon, Inc.

     o AMF Bowling, Inc.

     o AMF Bowling Centers (Aust) International Inc.

     o AMF Bowling Centers (Canada) International Inc.

     o AMF BCO -- France One, Inc.

     o AMF BCO -- France Two, Inc.

     o AMF Bowling Centers (Hong Kong) International Inc.

     o AMF Bowling Centers International Inc. -- Japan

     o AMF Bowling Mexico Holding, Inc.

     o Boliches AMF, Inc.

     o AMF BCO -- U.K. One, Inc.

     o AMF BCO -- U.K. Two, Inc.

     o AMF BCO -- China, Inc.

     o AMF Bowling Centers China, Inc.

     Included with the guarantor companies at April 30, 1996 are AMF Bowling Centers Switzerland Inc. and AMF Bowling Centers Spain Inc., newly formed subsidiaries of AMF Bowling Worldwide, Inc., which, respectively, purchased assets of one bowling center and two bowling centers from AMF Bowling Centers II, Inc. (Switzerland) and AMF Bowling S.A., former Subsidiary of AMF Bowling Mexico Holdings, Inc.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     Included with the guarantor companies at December 31, 1995 is AMF Bowling Centers II, Inc. (Switzerland) which sold assets of one bowling center, as discussed above, to a newly formed subsidiary of AMF Bowling Worldwide, Inc., which became a guarantor.

     Non-guarantor companies at April 30, 1996 include the following foreign subsidiaries of certain guarantor companies:

     o AMF Bowling (Unlimited)

     o Worthington North Properties Limited

     o AMF Bowling France SNC

     o AMF Bowling de Paris SNC

     o AMF Bowling de Lyon La Part Dieu SNC

     o Boliches y Compania

     o Operadora Mexicana de Boliches, S.A.

     o Promotora de Boliches, S.A. de C.V.

     o Immeubles Obispado, S.A.

     o Immeubles Minerva, S.A.

     o Boliches Mexicano, S.A.

     o AMF Bowling Centers (China) Company

     o AMF Garden Hotel Bowling Center Company

     Included in the non-guarantor companies at December 31, 1995 is AMF Bowling S.A. which sold assets of two bowling centers in Spain to a newly formed subsidiary of AMF Bowling Worldwide, Inc., which became a guarantor company.

     The following condensed combining information presents:

   o Condensed combining balance sheets as of April 30, 1996 and December 31, 1995 and the related condensed combining statements of operations and of cash flows for the four months ended April 30, 1996 and the year ended December 31, 1995.

   o Elimination entries necessary to combine the entities comprising the Combined Companies.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                       Condensed Combining Balance Sheets
                       Four Months Ended April 30, 1996



                                                                             Non-
                                                            Guarantor     Guarantor                       Combined
                                                            Companies     Companies     Eliminations      Companies
                                                           -----------   -----------   --------------   ------------
                       ASSETS
Current assets:
 Cash and cash equivalents .............................    $ 18,628      $  3,285       $      --        $ 21,913
 Accounts and notes receivable, net of allowance
   for doubtful accounts ...............................      32,316         1,571              --          33,887
 Accounts and notes receivable -- affiliates ...........       2,463           380          (2,677)            166
 Inventories ...........................................      41,831         1,465              --          43,296
 Prepaid expenses and other ............................       4,856         1,257              --           6,113
                                                            --------      --------       ---------        --------
    Total current assets ...............................     100,094         7,958          (2,677)        105,375
Property and equipment, net ............................     241,968        10,518            (942)        251,544
Investment in subsidiaries .............................      10,643            --         (10,643)             --
Other assets............................................      17,399           931              --          18,330
                                                            --------      --------       ---------        --------
    Total assets .......................................    $370,104      $ 19,407       $ (14,262)       $375,249
                                                            ========      ========       =========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ......................................    $ 21,760      $  1,910       $      --        $ 23,670
 Book overdrafts .......................................       5,724            --              --           5,724
 Accrued expenses and deposits .........................      32,185         2,731              --          34,916
 Accounts and notes payable -- affiliates ..............          14         2,663          (2,677)             --
 Long-term debt, current portion .......................          10            --              --              10
 Income taxes payable ..................................       1,078           679              --           1,757
                                                            --------      --------       ---------        --------
    Total current liabilities ..........................      60,771         7,983          (2,677)         66,077
Long-term debt .........................................       1,958            --              --           1,958
Other liabilities ......................................       2,811            --              --           2,811
Deferred income taxes ..................................         648           781              --           1,429
                                                            --------      --------       ---------        --------
    Total liabilities ..................................      66,188         8,764          (2,677)         72,275
                                                            --------      --------       ---------        --------
Commitments and contingencies
Stockholders' equity:
 Common stock ..........................................         454         3,940          (3,940)            454
 Paid-in capital .......................................     251,770         5,003          (5,003)        251,770
 Retained earnings .....................................      53,244         6,247          (7,189)         52,302
 Equity adjustment from foreign currency
 translation ...........................................      (1,552)       (4,547)          4,547          (1,552)
                                                            --------      --------       ---------        --------
    Total stockholders' equity .........................     303,916        10,643         (11,585)        302,974
                                                            --------      --------       ---------        --------
    Total liabilities and stockholders' equity .........    $370,104      $ 19,407       $ (14,262)       $375,249
                                                            ========      ========       =========        ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                      Condensed Combining Balance Sheets
                         Year Ended December 31, 1995



                                                                             Non-
                                                            Guarantor     Guarantor                       Combined
                                                            Companies     Companies     Eliminations      Companies
                                                           -----------   -----------   --------------   ------------
                       ASSETS
Current assets:
 Cash and cash equivalents .............................    $  8,843      $    889       $      --        $  9,732
 Accounts and notes receivable, net of allowance
   for doubtful accounts ...............................      37,499         1,527              --          39,026
 Accounts and notes receivable -- affiliates ...........       4,477         7,465          (7,963)          3,979
 Inventories ...........................................      38,042         1,779              --          39,821
 Prepaid expenses and other ............................       3,944         1,238              --           5,182
                                                            --------      --------       ---------        --------
    Total current assets ...............................      92,805        12,898          (7,963)         97,740
Notes receivable -- affiliates .........................      22,941            --              --          22,941
Property and equipment, net ............................     250,637        10,582          (1,495)        259,724
Other assets............................................      29,869           822         (10,718)         19,973
                                                            --------      --------       ---------        --------
    Total assets .......................................    $396,252      $ 24,302       $ (20,176)       $400,378
                                                            ========      ========       =========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ......................................    $ 22,313      $  1,403       $     (75)       $ 23,641
 Book overdrafts .......................................       2,362            --              --           2,362
 Accrued expenses and deposits .........................      28,203         2,125              --          30,328
 Accounts and notes payable -- affiliates ..............       1,821         7,033          (6,865)          1,989
 Long-term debt, current portion .......................       1,084            --              --           1,084
 Income taxes payable ..................................       5,930         1,199              --           7,129
                                                            --------      --------       ---------        --------
    Total current liabilities ..........................      61,713        11,760          (6,940)         66,533
Long-term debt .........................................      19,550            --              --          19,550
Notes payable -- affiliates ............................     146,639         1,076            (988)        146,727
Other liabilities ......................................       5,282           748              --           6,030
                                                            --------      --------       ---------        --------
    Total liabilities ..................................     233,184        13,584          (7,928)        238,840
                                                            --------      --------       ---------        --------
Commitments and contingencies (Note 9)
Stockholders' equity:
 Common stock ..........................................       1,538         3,941          (3,941)          1,538
 Paid-in capital .......................................      63,781         4,153          (4,153)         63,781
 Retained earnings .....................................     102,610         7,300          (8,830)        101,080
 Equity adjustment from foreign currency
   translation .........................................      (3,400)       (4,676)          4,676          (3,400)
 Notes receivable stock subscription ...................      (1,461)           --              --          (1,461)
                                                            --------      --------       ---------        --------
    Total stockholders' equity .........................     163,068        10,718         (12,248)        161,538
                                                            --------      --------       ---------        --------
    Total liabilities and stockholders' equity .........    $396,252      $ 24,302       $ (20,176)       $400,378
                                                            ========      ========       =========        ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Operations
                       Four Months Ended April 30, 1996



                                                                                    Non-
                                                                 Guarantor       Guarantor                        Combined
                                                                 Companies       Companies      Eliminations      Companies
                                                               -------------   -------------   --------------   ------------
Operating revenue:
 Sales of products and services ............................     $ 154,500        $10,731          $ (860)       $ 164,371
 Revenue from operating lease activities ...................           323            250              --              573
                                                                 ---------        -------          ------        ---------
    Total operating revenues ...............................       154,823         10,981            (860)         164,944
                                                                 ---------        -------          ------        ---------
Operating expenses:
 Cost of goods sold, excluding depreciation of $791.........        42,242          1,445            (569)          43,118
 Bowling center operations .................................        71,289          8,985            (118)          80,156
 Selling, general and administrative .......................        34,875            682              --           35,557
 Depreciation and amortization .............................        14,380            802             (85)          15,097
                                                                 ---------        -------          ------        ---------
    Total operating expenses ...............................       162,786         11,914            (772)         173,928
                                                                 ---------        -------          ------        ---------
    Operating loss .........................................        (7,963)          (933)            (88)          (8,984)
Nonoperating income (expenses):
 Interest expense ..........................................        (4,501)            (3)             --           (4,504)
 Other expenses, net .......................................          (634)           (58)             --             (692)
 Interest income ...........................................           574             37              --              611
 Equity in earnings of subsidiaries ........................          (707)            --             707               --
 Foreign currency transaction gain (loss) ..................          (179)           150              --              (29)
                                                                 ---------        -------          ------        ---------
Loss before income taxes ...................................       (13,410)          (807)            619          (13,598)
Income tax benefit .........................................         1,631            100              --            1,731
                                                                 ---------        -------          ------        ---------
    Net loss ...............................................     $ (11,779)       $  (707)         $  619        $ (11,867)
                                                                 =========        ========         ======        =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Operations
                         Year Ended December 31, 1995



                                                                              Non-
                                                             Guarantor     Guarantor                       Combined
                                                             Companies     Companies     Eliminations      Companies
                                                            -----------   -----------   --------------   ------------
Operating revenues:
 Sales of products and services .........................    $ 532,349      $34,197        $ (2,548)      $ 563,998
 Revenue from operating lease activities ................          926           --              --             926
                                                             ---------      -------        --------       ---------
    Total operating revenues ............................      533,275       34,197          (2,548)        564,924
                                                             ---------      -------        --------       ---------
Operating expenses:
 Cost of sales, excluding depreciation of $2,531.........      180,980        4,730          (1,581)        184,129
 Bowling center operations ..............................      149,535       16,930              --         166,465
 Selling, general and administrative ....................       47,218        4,046            (486)         50,778
 Depreciation and amortization ..........................       36,723        2,650            (234)         39,139
                                                             ---------      -------        --------       ---------
    Total operating expenses ............................      414,456       28,356          (2,301)        440,511
                                                             ---------      -------        --------       ---------
    Operating income ....................................      118,819        5,841            (247)        124,413
Nonoperating income (expenses):
 Interest expense .......................................      (15,569)        (142)             --         (15,711)
 Other expenses, net ....................................         (600)        (443)             --          (1,043)
 Interest income ........................................        1,837          347              --           2,184
 Equity in earnings of subsidiaries .....................        3,444           --          (3,444)             --
 Foreign currency transaction loss ......................         (465)        (514)             --            (979)
                                                             ---------      -------        --------       ---------
Income before income taxes ..............................      107,466        5,089          (3,691)        108,864
Income tax expense ......................................       10,453        1,645              --          12,098
                                                             ---------      -------        --------       ---------
    Net income ..........................................    $  97,013      $ 3,444        $ (3,691)      $  96,766
                                                             =========      =======        ========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Cash Flows
                       Four Months Ended April 30, 1996



                                                                            Non-
                                                          Guarantor      Guarantor                        Combined
                                                          Companies      Companies     Eliminations      Companies
                                                        -------------   -----------   --------------   -------------
Cash flows from operating activities:
 Net loss ...........................................     $ (11,072)     $   (707)       $    (88)       $ (11,867)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ....................        14,380           802             (85)          15,097
   Deferred income taxes ............................           435           (21)             --              414
   Equity in earnings of subsidiaries ...............          (707)           --             707               --
   Change in assets and liabilities:
    Accounts and notes receivable, net ..............         4,821           (37)             --            4,784
    Receivables and payables -- affiliates ..........           593           942              --            1,535
    Inventories .....................................        (3,655)           24              --           (3,631)
    Other assets and liabilities ....................        (3,476)          (34)            837           (2,673)
    Accounts payable and accrued expenses ...........         7,634         1,079              --            8,713
    Income taxes payable ............................        (5,442)         (303)             --           (5,745)
                                                          ---------      --------        --------        ---------
    Net cash provided by operating activities .......         3,511         1,745           1,371            6,627
                                                          ---------      --------        --------        ---------
Cash flows from investing activities:
 Purchase of property and equipment .................        (6,046)       (1,001)            173           (6,874)
 Other ..............................................         2,989            --              --            2,989
                                                          ---------      --------        --------        ---------
    Net cash used for investing activities ..........        (3,057)       (1,001)            173           (3,885)
                                                          ---------      --------        --------        ---------
Cash flows from financing activities:
 Distributions to stockholders ......................       (36,721)         (622)            622          (36,721)
 Payment of long-term debt ..........................        (3,812)           --              --           (3,812)
 Proceeds from notes payable -- stockholders,
   net ..............................................         1,236            --              --            1,236
 Capital contributions by stockholders ..............        24,805         2,252          (2,252)          24,805
 Collection of notes receivable -- affiliates .......        19,408            --              --           19,408
 Other ..............................................         3,902            --              86            3,988
                                                          ---------      --------        --------        ---------
    Net cash provided by financing activities .......         8,818         1,630          (1,544)           8,904
    Effect of exchange rates on cash and cash
     equivalents ....................................           330           205              --              535
                                                          ---------      --------        --------        ---------
Net increase in cash and cash equivalents ...........         9,602         2,579              --           12,181
Cash and cash equivalents at beginning of period.....         9,026           706              --            9,732
                                                          ---------      --------        --------        ---------
Cash and cash equivalents at end of period ..........     $  18,628      $  3,285        $     --        $  21,913
                                                          =========      ========        ========        =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Cash Flows
                         Year Ended December 31, 1995



                                                                                Non-
                                                              Guarantor      Guarantor                       Combined
                                                              Companies      Companies     Eliminations      Companies
                                                           --------------   -----------   --------------   ------------
Cash flows from operating activities:
 Net income ............................................     $ 97,013        $  3,444        $ (3,691)      $  96,766
 Adjustments to reconcile net income to net cash
   provided by operating activities: ...................
   Equity in earnings of subsidiaries ..................       (3,444)             --           3,444              --
   Dividends from non-guarantor companies ..............        3,133              --          (3,133)             --
   Depreciation and amortization .......................       36,661           2,682            (204)         39,139
 Deferred income taxes .................................          215          (1,045)             --            (830)
 Loss on sale of property and equipment, net ...........          567              --              --             567
    Change in assets and liabilities, net of effects
     from companies acquired:
     Accounts and notes receivable, net ................       11,864          (1,234)             --          10,630
     Receivables and payables--affiliates ..............        7,262          (1,115)             --           6,147
     Inventories .......................................       (5,596)           (400)             --          (5,996)
     Other assets and liabilities ......................       (2,484)           (369)          2,752            (101)
     Accounts payable and accrued expenses .............      (19,187)            446              --         (18,741)
     Income taxes payable ..............................       (2,039)           (791)             --          (2,830)
                                                             --------        --------        --------       ---------
     Net cash provided by operating activities .........      123,965           1,618            (832)        124,751
                                                             --------        --------        --------       ---------
Cash flows from investing activities:
 Purchase of property and equipment ....................      (26,411)         (4,005)            451         (29,965)
 Proceeds from sales of property and equipment .........          494             916              --           1,410
 Other .................................................          229              --              --             229
                                                             --------        --------        --------       ---------
     Net cash used for investing activities ............      (25,688)         (3,089)            451         (28,326)
                                                             --------        --------        --------       ---------
Cash flows from financing activities:
 Dividends to guarantor companies ......................           --          (3,133)          3,133              --
 Payments on credit note agreements, net ...............      (11,057)             --              --         (11,057)
 Distributions to stockholders .........................      (71,851)             --              --         (71,851)
 Payment of long-term debt .............................      (10,605)            320              --         (10,285)
 Payment for redemption of stock -- ....................       (3,960)             --              --          (3,960)
   stockholders, net ...................................       (4,882)          1,089              --          (3,793)
 Capital contributions by stockholders .................        8,329              --              --           8,329
 Capital contributions from guarantor ..................           --           2,752          (2,752)             --
 Other .................................................       (2,056)             --              --          (2,056)
                                                             --------        --------        --------       ---------
    Net cash (used for) provided by financing
     activities ........................................      (96,082)          1,028             381         (94,673)
    Effect of exchange rates on cash and cash
     equivalents .......................................           (5)           (189)             --            (194)
                                                             -----------     --------        --------       ---------
Net increase (decrease) in cash and cash
 equivalents ...........................................        2,190            (632)             --           1,558
Cash and cash equivalents at beginning of year .........        6,653           1,521              --           8,174
                                                             ----------      --------        --------       ---------
Cash and cash equivalents at end of year ...............     $  8,843        $    889        $     --       $   9,732
                                                             ==========      ========        ========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 17. Subsequent Event (Unaudited)

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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                      Selected Quarterly Data (unaudited)
                             (dollars in millions)



                                                                           AMF Group Holdings Inc.
                                                         -----------------------------------------------------------
                  1997 Quarters Ended                      March 31        June 30      September 30     December 31
------------------------------------------------------   ------------   ------------   --------------   ------------
Net sales ............................................    $   157.6      $   160.5       $   187.5       $   208.1
Operating income .....................................         29.7           12.7            17.5            23.0
Net income (loss) before extraordinary items .........          0.1        (  12.3)        (  10.2)        (   9.8)
Extraordinary items, net of tax (a) ..................           --             --              --         (  23.4)
Net income (loss) ....................................          0.1        (  12.3)        (  10.2)        (  33.2)


                               Predecessor Company              AMF Group Holdings Inc.
                              --------------------- ------------------------------------------------
                                             One       Two     Pro Forma
                                            Month     Months    Quarter
     1996 Quarters Ended       March 31   April 30   June 30    June 30   September 30   December 31
----------------------------- ---------- ---------- --------- ---------- -------------- ------------
Net sales ...................  $  123.3   $  41.6    $  73.4   $  114.8     $  131.8      $  179.6
Operating income (loss) .....      27.9     (36.9)       4.0        5.3         14.3          27.8
Net income (loss) ...........      21.6     (33.4)     (11.9)     (13.6)        (5.3)         (2.1)

---------
(a) Costs incurred in connection with the use of a capital contribution from AMF Bowling attributable to proceeds received by AMF Bowling from the Initial Public Offering. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Arthur Andersen LLP has served as the Company's independent public accountants since 1996. Results for 1997 and 1996 have been audited by Arthur Andersen LLP.

     The Predecessor Company engaged Price Waterhouse LLP as its independent accountants. Results for the four months ended April 30, 1996 and the year ended December 31, 1995 have been audited by Price Waterhouse LLP.

                                   PART III

Item 10. Directors and Executive Officers


Directors

     Set forth below is information about each member of the Board of Directors (the "Board") of Bowling Worldwide. Each director has served on the Board since 1996, and each person is also a director of AMF Bowling and AMF Group Holdings.


     RICHARD A. FRIEDMAN, 40, is a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") and is the head of the Principal Investment Area. He joined Goldman Sachs in 1981. Mr. Friedman is on the Advisory Committees or Boards of Directors of Diamond Cable Communications PLC, Marcus Cable Company, L.P. and Polo Ralph Lauren Corporation.

     DOUGLAS J. STANARD, 51, is the President and Chief Executive Officer of the Company. He has served as President of certain of the Company's predecessors and subsidiaries since 1992.

     STEPHEN E. HARE, 44, is the Executive Vice President and Chief Financial Officer of the Company and has served in that capacity for the Company's subsidiaries since he joined AMF in May 1996. Prior to joining AMF, Mr. Hare was Senior Vice President and Chief Financial Officer of James River Corporation of Virginia, beginning in 1992.

     TERENCE M. O'TOOLE, 39, is a Managing Director of Goldman Sachs in the Principal Investment Area. He joined Goldman Sachs in 1983. Mr. O'Toole serves on the Boards of Directors of Insilco Corporation, 21st Century Newspapers, Inc., Western Wireless Corporation and Amscan Holdings, Inc.

     PETER M. SACERDOTE, 60, is a limited partner in The Goldman Sachs Group, L.P. ("The Goldman Sachs Group"). He joined Goldman Sachs in 1964 and served as a general partner from 1973 to 1990. Mr. Sacerdote is Chairman of Goldman, Sachs & Co. Principal Investment Committee. Mr. Sacerdote serves on the Boards of Directors of Franklin Resources, Inc. and QUALCOMM, Inc.

     CHARLES M. DIKER, 63, has been a non-managing principal of Weiss, Peck & Greer, an investment management firm, since 1975. He has been Chairman of the Board of Cantel Industries, Inc. since 1986. Mr. Diker also serves as a director of BeautiControl Cosmetics, International Specialty Products, Data Broadcasting and Chyron Corporation.

     PAUL B. EDGERLEY, 42, has been Managing Director of Bain Capital, Inc., an investment firm, since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a principal of Bain Capital Partners. He serves on the Boards of Directors of Steel Dynamics, Inc., GS Industries, Inc. and Sealy Mattress Company.

     HOWARD A. LIPSON, 34, is Senior Managing Director of The Blackstone Group L.P., and has been involved in that firm's principal activities since 1988. He serves on the Boards of Directors of Allied Waste Industries, Inc., Rose Hills Holdings Corp., Prime Succession, Inc., VSI Acquisition II Corporation and Ritvik Toys, Inc.

     THOMAS R. WALL IV, 39, joined Kelso & Company, L.P. in 1983 and has served as a Managing Director since 1990. Mr. Wall is a director of CCA Holdings Corp., CCT Holdings Corp., Charter Communications Long Beach, Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., Hillside Broadcasting of North Carolina, Inc., IXL Holdings, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles, Inc., TransDigm Inc. and 21st Century Newspapers, Inc.

Executive Officers

     The following table sets forth information concerning the individuals who are the executive officers of AMF Bowling Worldwide:




Name                             Age    Position
-----------------------------   -----   ------------------------------
  Douglas J. Stanard            51      Director; President and Chief
                                        Executive Officer
  Stephen E. Hare               44      Director; Executive Vice
                                        President; Chief Financial
                                        Officer and Treasurer
  Michael P. Bardaro            47      Vice President; Corporate
                                        Controller and Assistant
                                        Secretary

     DOUGLAS J. STANARD is the President and Chief Executive Officer of AMF Bowling Worldwide. He served as President of AMF Worldwide Bowling Centers from 1993 to 1995.

     STEPHEN E. HARE is the Executive Vice President, Chief Financial Officer and Treasurer of AMF Bowling Worldwide. Prior to joining AMF Bowling in 1996, Mr. Hare was Senior Vice President and Chief Financial Officer of James River Corporation of Virginia, beginning in 1992.

     MICHAEL P. BARDARO is Vice President, Corporate Controller and Assistant Secretary of AMF Bowling Worldwide. He joined AMF after having been Controller at General Medical Manufacturing Co. in Richmond, Virginia between 1989 and 1994.


Item 11. Executive Compensation


Summary Compensation Table

     The following table shows for each of the three years ended December 31, 1995, 1996 and 1997, compensation paid or accrued by the Company and its predecessor to the Company's Chief Executive Officer and each of the Company's other three most highly compensated executive officers (the "Named Executive Officers").



                                                          Annual                      Long-Term
                                                      Compensation(a)                Compensation
                                               ----------------------------- ----------------------------
                                                                                Awards        Payouts
                                                                             ----------- ----------------
                                                                              Securities
                                                                              Underlying
                                                                                Stock          LTIP           All Other
                                                                               Options        Payouts       Compensation
      Name and Principal Position        Year   Salary ($)      Bonus ($)      (#) (b)          ($)            ($)(c)
--------------------------------------- ------ ------------ ---------------- ----------- ---------------- ----------------
Douglas J. Stanard                      1997      379,167        489,584(d)     25,000             --            8,000
 President/Chief                        1996      308,333        229,167       130,000             --            7,500
 Executive Officer                      1995      225,000        204,750            --             --               --
Richard A. Friedman (e)                 1997           --             --            --             --               --
 Chairman/Former President and Chief    1996           --             --            --             --               --
 Executive Officer                      1995           --             --            --             --               --

Stephen E. Hare (f)                     1997      302,500        340,000(g)     15,000             --            8,000
 Executive Vice President, Chief        1996      178,333        266,667(h)    105,000             --               --
 Financial Officer and Treasurer
Robert L. Morin                         1997       41,668         20,000(i)         --             --          250,000(i)
 Executive Vice President/Director of   1996      228,341         83,325       110,000        860,100(j)         7,500
 Worldwide Market Development           1995      180,286         60,125            --             --               --

Michael P. Bardaro                      1997      133,316        105,101        10,000             --            8,000
 Vice President, Corporate Controller   1996      120,958         40,076        25,000             --          168,338(k)
 and Assistant Secretary                1995       95,833         29,958            --             --            2,327


---------
(a) None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus or other amounts properly reportable as other annual compensation.

(b) Options to purchase shares of AMF Bowling Common Stock. The Company has not granted any stock appreciation rights or restricted stock.

(c) Unless otherwise indicated, All Other Compensation represents matching profit-sharing contributions made by the Company under its 401(k) plan.

(d) Includes a special one-time bonus of $250,000 approved by the Compensation Committee for services in connection with the Initial Public Offering.

(e) Mr. Friedman has received no compensation from the Company and ceased to hold the positions of Chief Executive Officer and President of the Company on July 31, 1997, at which time Mr. Stanard, who had been and continues to be Chief Executive Officer of the Company's principal subsidiaries, assumed the additional titles of President and Chief Executive Officer of the Company.

(f) Mr. Hare's employment with the Company began on May 28, 1996.

(g) Includes a special one-time bonus of $175,000 approved by the Compensation Committee for services in connection with the Initial Public Offering.

(h) Mr. Hare received two bonuses with respect to 1996, one for $166,667 and one for $100,000. See "Employment Agreements."

(i) Mr. Morin resigned all positions with the Company and its subsidiaries as of February 28, 1997. In connection with his resignation Mr. Morin was paid $270,000 by the Company, representing $250,000 in severance and $20,000 in bonus earned for the period from January 1, 1997 through February 28, 1997.

(j) In connection with the Acquisition, Mr. Morin received a cash payment in exchange for his 10,000 shares of phantom stock issued by a division of the Company's predecessor under a phantom stock plan.

(k) Includes a "special one-time bonus" in the amount of $161,338 paid in 1996 by the Company's predecessor in connection with the Acquisition.


Stock Option Grants In Last Fiscal Year

     The following table provides information regarding the granting of stock options to the Named Executive Officers in 1997 pursuant to the 1996 Stock Incentive Plan (the "1996 Plan").



                                                         Individual Grants
                                -------------------------------------------------------------------
                                   Number of           % of
                                   Securities       Total Stock
                                   Underlying         Options
                                 Stock Options      Granted to        Exercise                         Grant Date
                                  Granted (#)      Employees in       Price Per        Expiration       Present
             Name                   (1) (2)            1997         Share ($/Sh)          Date         Value (3)
-----------------------------   ---------------   --------------   --------------   ---------------   -----------
Douglas J. Stanard ..........        25,000             3.6%          $ 10.00       June 11, 2007       $ 3.73
Richard A. Friedman .........            --              --                --             --            $   --
Stephen E. Hare .............        15,000             2.1%          $ 10.00       June 11, 2007       $ 3.73
Robert L. Morin .............            --              --                --             --            $   --
Michael P. Bardaro ..........        10,000             1.4%          $ 10.00       June 11, 2007       $ 3.73

---------
(1) All stock options listed in this table were granted under the 1996 Plan. The Company did not grant any stock appreciation rights in 1997.

(2) The stock options listed in this table that remain outstanding will become 20% vested on each anniversary of the date on which the options were granted until all have vested. Upon an optionee's termination of employment, the portion of an option that has not yet vested will be forfeited. The first anniversary of each option described above will be June 11, 1998. All options were granted at 100% of the fair market value of AMF Bowling Common Stock on the date of grant.

(3) The present value of the grant at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants: risk-free rate of 6.5 percent; expected dividend yield of zero; expected lives of 10 years; expected volatility of 27.5%. No adjustments were made to reflect forfeiture risk.

Aggregated Stock Option Exercises and Fiscal Year-End Option Value

     The following table provides information regarding the number and value of unexercised stock options at December 31, 1997 for the Named Executive Officers. No Named Executive Officer exercised any stock options in fiscal year 1997.



                                 Number of Securities Underlying    Value of Unexercised In-the-
             Name                 Unexercised Stock Options at         Money Stock Options at
------------------------------        December 31, 1997 (#)          December 31, 1997 ($) (1)
                                  Exercisable     Unexercisable     Exercisable     Unexercisable
                                 -------------   ---------------   -------------   --------------
 Douglas J. Stanard ..........      26,000          129,000           $390,000       $1,935,000
 Richard A. Friedman .........          --               --                 --               --
 Stephen E. Hare .............      21,000           99,000           $315,000       $1,485,000
 Robert L. Morin(2) ..........          --               --                 --               --
 Michael P. Bardaro ..........       5,000           30,000           $ 75,000       $  450,000

---------
(1) Based on the last sales price of AMF Bowling Common Stock on the New York Stock Exchange as of December 31, 1997 of $25.00 per share, minus the exercise price.

(2) In connection with the termination of his employment with the Company on February 28, 1997, Mr. Morin forfeited all of his stock options.


Employment Agreements

     Messrs. Stanard and Hare each have an employment agreement (collectively, the "Executive Employment Agreements") with the Company. Mr. Stanard's Executive Employment Agreement is for an employment period ending on May 1, 1999, and Mr. Hare's is for an employment period ending on May 28, 1999. Each executive receives compensation consisting of salary and an incentive bonus if certain operational and financial targets are met. Mr. Stanard's annual base salary under his Executive Employment Agreement is $350,000. On June 1, 1997, the Board raised his salary to $400,000. Mr. Hare's annual base salary under his Executive Employment Agreement is $300,000. On December 1, 1997, the Board raised his base salary to $330,000. Both Executive Employment Agreements provide for the payment of an annual bonus if certain operational and financial targets, determined by the Board (the "Targets"), are attained, and the executive may earn a smaller annual bonus if less than 100% but more than 90% of the Targets are attained. Under their respective Executive Employment Agreements, Mr. Stanard and Mr. Hare hold positions with the Company and certain of its subsidiaries and affiliates.

     The Executive Employment Agreements provide for payment of accrued compensation, continuation of certain benefits and payment of a portion of the executive's bonus (if the applicable Targets are later met) following termination of employment under certain circumstances. The Executive Employment Agreements further provide for a severance payment equal to the executive's annual base salary if termination of employment is not due to death or disability. The executive's employment will be deemed to have been terminated if all or substantially all of the stock or assets of Bowling Worldwide are sold or disposed of to an unaffiliated third party and the executive is not thereafter employed by the Company or one of its continuing affiliates; however, neither the Company nor Bowling Worldwide will have any obligations with respect to accrued salary, continuation of benefits, allocated portion of bonus or, if applicable, severance payments to either Mr. Stanard or Mr. Hare upon termination of his employment if he is hired by the purchaser of Bowling Worldwide's stock or assets, or if his employment is continued by Bowling Worldwide.

     Mr. Stanard purchased, pursuant to his Executive Employment Agreement, 150,000 shares of AMF Bowling Common Stock for $500,000 in cash plus a non-recourse promissory note for $1,000,000 payable to the Company and secured by his purchased stock, which has been pledged pursuant to a stock pledge agreement between Mr. Stanard and the Company. Mr. Hare purchased 150,000 shares of AMF Bowling Common Stock for $500,000 in cash plus a non-recourse promissory note for $1,000,000 payable to the Company and secured by his purchased stock, which has been pledged pursuant to a stock pledge agreement between Mr. Hare and the Company. Mr. Hare received a bonus of $166,667 in connection with his employment with the Company. Mr. Hare used the proceeds of such bonus to pay a portion of the purchase price for his purchased stock. Further, the Company loaned Mr. Hare $62,614 to be used to pay taxes associated with such bonus. In exchange, Mr. Hare gave the Company a full recourse promissory note for $62,614 secured by his purchased stock. In addition, Mr. Stanard and Mr. Hare were granted stock options to purchase 130,000 and 105,000 shares of AMF Bowling Common

Stock, respectively. Unless sooner exercised or forfeited as provided, such stock options expire on May 1, 2006 and May 28, 2006, respectively. To the extent not inconsistent with the Executive Employment Agreements, such stock options are governed by the 1996 Plan. Twenty percent of 130,000 of Mr. Stanard's stock options vested on May 1, 1997 and another 20% of those options will vest on each May 1 thereafter through the year 2001. Twenty percent of 105,000 of Mr. Hare's stock options vested on May 28, 1997 and another 20% of those options will vest on each May 28 thereafter through the year 2001. Immediately prior to certain change in control transactions, any unvested stock options will vest.

     If any successor to the Company or Bowling Worldwide acquires all or substantially all of the business and/or assets of the Company or Bowling Worldwide, the Company may purchase all of the shares of purchased stock and any shares of AMF Bowling Common Stock issued upon exercise of the stock option (together, the "Restricted Stock") held by the executive for its fair market value, and any stock options then held by him for the fair market value of the underlying Common Stock less the exercise price of the stock options.

     Prior to February 28, 1997, when his employment terminated and he resigned all positions with the Company and its affiliates, Mr. Morin was employed by the Company pursuant to an employment agreement (the "Morin Employment Agreement") on terms substantially similar to those of Mr. Stanard's Executive Employment Agreement, described above. Pursuant to the terms of the Morin Employment Agreement, Mr. Morin received a cash payment of $270,000, representing severance pay equal to his annual base salary and an allocable bonus in the amount of $20,000. In addition, the Company repurchased Mr. Morin's AMF Bowling Common Stock for $500,000 in cash plus the cancellation of a promissory note, including interest thereon. The stock options granted to Mr. Morin were forfeited upon his resignation.


1996 Stock Incentive Plan

     In connection with the Acquisition, the Company adopted the 1996 Plan under which the Company may grant incentive awards in the form of shares of AMF Bowling Common Stock ("Restricted Stock Awards"), options to purchase shares of Common Stock ("Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain officers, employees, consultants and non-employee directors ("Participants") of the Company and its affiliates. The total number of shares of AMF Bowling Common Stock initially reserved and available for grant under the 1996 Plan is 1,767,151. As of December 31, 1997, Stock Options to purchase 1,573,500 shares of AMF Bowling Common Stock were outstanding, at an exercise price of $10.00 per share. The Compensation Committee or its Stock Option Plan Subcommittee is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to certain terms of awards granted under the 1996 Plan. Unless otherwise determined by the Compensation Committee or its Stock Option Plan Subcommittee, any Participant granted an award under the 1996 Plan must become a party to, and agree to be bound by, the Stockholders Agreement.

     Stock Option awards under the 1996 Plan may include incentive Stock Options, nonqualified Stock Options or both, in each case with or without Stock Appreciation Rights. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Compensation Committee or its Stock Option Plan Subcommittee, have a term of ten years. Upon a Participant's death or when the Participant's employment with the Company or its affiliates is terminated for any reason, such Participant's previously unvested Stock Options are forfeited and the Participant or his legal representative may, within three months (if termination of employment is for any reason other than death) or one year (in the case of the Participant's death), exercise any previously vested Stock Options.

     Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option award, and are exercisable, subject to certain limitations, only in connection with the exercise of the related Stock Option. Upon the termination or exercise of the related Stock Option, Stock Appreciation Rights terminate and are no longer exercisable. Stock Appreciation Rights are transferable only with the related Stock Options. To date, the Company has not granted any Stock Appreciation Rights.

     Unless otherwise provided in the related award agreement or, if applicable, the Stockholders Agreement, immediately prior to certain change of control transactions described in the 1996 Plan, all outstanding Stock Options and Stock Appreciation Rights will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any Restricted Stock Awards will lapse.

     The 1996 Plan will terminate on May 1, 2006; however, awards outstanding as of such date will not be affected or impaired by such termination. The Board has authority to amend the 1996 Plan and the Compensation Committee or its Stock Option Plan Subcommittee may amend awards granted thereunder, subject to the terms of the 1996 Plan.

     During fiscal 1997 and 1996, Stock Options to purchase 703,500 and 1,119,000 shares of AMF Bowling Common Stock were granted under the 1996 Plan. All such Stock Options were granted at an exercise price of $10.00 per share. See "Note 12. Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

     Pursuant to an option agreement (the "Diker Option Agreement"), dated May 1, 1996, Mr. Diker, a director of the Company, was granted nonqualified stock options to purchase 100,000 shares of AMF Bowling Common Stock at an exercise price of $10.00 per share pursuant to the 1996 Plan. One-third of such stock options vested on May 1, 1996, one-third vested on May 1, 1997 and the remaining stock options vest on May 1, 1998. If any successor to the Company acquires all or substantially all of the business and/or assets of the Company, the Company may purchase all of the stock options then held by Mr. Diker for the fair market value of the underlying AMF Bowling Common Stock minus the exercise price of the stock options. Mr. Diker is a party to the Stockholders Agreement and any shares of AMF Bowling Common Stock held by Mr. Diker are subject to the terms of the Stockholders Agreement, as well as the terms of the Diker Option Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."


1998 Stock Incentive Plan

     Subject to shareholder approval, AMF Bowling's Board of Directors has approved the 1998 Stock Incentive Plan (the "1998 Plan") under which AMF Bowling may grant to employees of the Company and its affiliates incentive awards ("Awards") in the form of Stock Options, stock appreciation rights and shares of AMF Bowling Common Stock that are subject to certain terms and conditions. Two million shares of AMF Bowling Common Stock will be reserved and available for issuance under the 1998 Plan. In addition, shares of AMF Bowling Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as Awards pursuant to the 1998 Plan. There are 193,651 shares of AMF Bowling Common Stock under the 1996 Plan that are available for grant of awards under that plan.

     Shares allocated to Awards granted under the 1998 Plan which are later forfeited, expire or otherwise terminate (including shares subject to Stock Appreciation Rights that are exercised for cash) may again be used for Awards under the 1998 Plan. No more than two hundred thousand shares of AMF Bowling Common Stock may be allocated to the Awards granted under the 1998 Plan to a Participant in any one year.

     Awards under the 1998 Plan are contingent on Board and shareholder approval. As of February 20, 1998, no shares of AMF Bowling Common Stock were awarded under the 1998 Plan. Unless the Board sooner terminates it, the 1998 Plan will terminate ten years after its effective date.


Compensation of Directors

     Directors who are officers or employees of the Company receive no compensation for service as members of the Board or committees thereof. Directors who are not officers or employees of the Company or affiliated with Goldman, Sachs & Co. receive a $2,000 fee for attending each Board meeting and a $1,000 fee for attending each committee meeting. All directors' reasonable expenses for attending Board and committee meetings and related duties are reimbursed by the Company.

     Pursuant to an option agreement (the "Diker Option Agreement"), dated May 1, 1996, Mr. Diker, a director of the Company, was granted nonqualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $10.00 per share pursuant to the 1996 Plan. One-third of such stock options vested on May 1, 1996, one-third vested on May 1, 1997 and the remaining stock options vest on May 1, 1998. If any successor to the Company acquires all or substantially all of the business and/or assets of the Company, the Company may purchase all of the stock options then held by Mr. Diker for the fair market value of the underlying Common Stock minus the exercise price of the stock options. Mr. Diker is a party to the Stockholders Agreement and any shares of Common Stock held by Mr. Diker are subject to the terms of the Stockholders Agreement, as well as the terms of the Diker Option Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of: Richard A. Friedman (Chairman), Charles M. Diker and Thomas R. Wall, IV. Mr. Friedman was President and Chief Executive Officer of the Company until July 31, 1997, which period was prior to the Initial Public Offering. Mr. Friedman did not receive any compensation for such services. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The table below reflects the number of shares of AMF Bowling Common Stock beneficially owned as of January 29, 1998 by (i) each director of the Company,
(ii) each Named Executive Officer, (iii) the directors and executive officers as a group and (iv) each person who is known by the Company to own beneficially more than five percent of the Company's outstanding equity securities. Unless otherwise noted, each individual has sole voting power and sole investment power with respect to securities beneficially owned.



                                                                               Number of
                                                                                 Shares
                                                                              Beneficially
                                                                              Owned as of
                                                                              January 29,     Percent of
                         Name of Beneficial Owner                               1998 (1)      Class (2)
                         ------------------------                            -------------   -----------
  Directors:
  Richard A. Friedman (3) ................................................            --            *
  Terence M. O'Toole (4) .................................................            --            *
  Peter M. Sacerdote (5) .................................................            --            *
  Charles M. Diker (6) ...................................................       204,850            *
  Paul B. Edgerley (7) ...................................................            --            *
  Howard A. Lipson (8) ...................................................            --            *
  Thomas R. Wall, IV (9) .................................................            --            *
  Douglas J. Stanard** (10) ..............................................       176,000            *
  Stephen E. Hare** (11) .................................................       171,000            *

  Named Executive Officers:
  Michael P. Bardaro (12) ................................................         5,200            *
  All directors and executive officers as a group (10 persons) (13) ......       557,050          0.9%

  Beneficial Owners of More Than 5%:
  The Goldman Sachs Group (14) ...........................................    30,836,593         51.0%
  Blackstone Group (as hereinafter defined) (15) .........................     5,762,805          9.7%
  Kelso (as hereinafter defined) (16) ....................................     5,762,805          9.7%
  Baron Capital Group, Inc. and certain affiliates (17) ..................     7,955,400         13.3%

---------
     * Less than 1%

     ** Messrs. Stanard and Hare are also Named Executive Officers

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of AMF Bowling Common Stock subject to options and warrants held by that person that are currently exercisable or are exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) Based on 59,630,000 shares of AMF Bowling Common Stock outstanding and warrants (with respect to Goldman Sachs) to purchase 870,000 shares of AMF Bowling Common Stock outstanding as of December 31, 1997.

(3) Mr. Friedman, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.

(4) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.

(5) Mr. Sacerdote, who is a limited partner of The Goldman Sachs Group, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.

(6) Includes 66,666 shares which may be acquired upon the exercise of Stock Options within 60 days.

(7) Mr. Edgerley, who is (i) a Managing Director of the general partner of the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. and (ii) a general partner of BCIP Associates and BCIP Trust Associates, L.P., disclaims beneficial ownership of the shares owned by those entities (collectively, "Bain"). Bain Capital Fund V, L.P. owns 402,002 shares, Bain Capital Fund V-B, L.P. owns 1,055,469 shares, BCIP Associates owns 193,031 shares and BCIP Trust Associates, L.P. owns 78,340 shares.

(8) Mr. Lipson, who is a member of the limited liability company which acts as the general partner of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. (collectively, "Blackstone Group"), disclaims beneficial ownership of the shares owned by Blackstone Group.

(9) Mr. Wall, who is (i) a general partner of Kelso Partners V, L.P., the general partner of Kelso Investment Associates V, L.P. ("KIA V") and (ii) a general partner of Kelso Equity Partners V, L.P. ("KEP V," and together with KIA V, "Kelso"), disclaims beneficial ownership of the shares owned by KIA V and KEP V.

(10) Includes 26,000 shares which may be acquired upon the exercise of Stock Options within 60 days.

(11) Includes 21,000 shares which may be acquired upon the exercise of Stock Options within 60 days.

(12) Includes 5,000 shares which may be acquired upon the exercise of Stock Options within 60 days.

(13) Includes an aggregate of 152,000 shares which may be acquired upon the exercise of Stock Options within 60 days.

(14) Of the total number of shares which may be deemed to be beneficially owned by The Goldman Sachs Group, 19,317,476 are owned by GS Capital Partners II, L.P., 7,679,488 shares are owned by GS Capital Partners II Offshore, L.P., 712,530 shares are owned by Goldman Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II (Germany) C.L.P., 451,922 shares are owned by Stone Street Fund 1995, L.P., 772,646 shares are owned by Stone Street Fund 1996, L.P., 508,546 shares are owned by Bridge Street Fund 1995, L.P. and 523,986 shares are owned by Bridge Street Fund 1996, L.P. (collectively, "GSCP"). In addition, The Goldman Sachs Group beneficially owns warrants to purchase 870,000 shares of Common Stock, which were issued upon the closing of the Acquisition. GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., GS Capital Partners II (Germany), C.L.P., Stone Street Fund 1995, L.P., Stone Street Fund 1996, L.P., Bridge Street Fund 1995, L.P. and Bridge Street Fund 1996, L.P., are investment partnerships. Affiliates of The Goldman Sachs Group are the general, managing general or managing partners of all such partnerships and have full voting and investment power with respect to the holding of such partnerships. Excludes certain shares of Common Stock in client accounts managed by Goldman Sachs (the "Managed Accounts"). Each of Goldman Sachs and The Goldman Sachs Group disclaims beneficial ownership of the Common Stock in the Managed Accounts. The address of The Goldman Sachs Group is 85 Broad Street, New York, New York 10004.

(15) Of the total number of shares beneficially owned by Blackstone Group, 4,141,761 shares are owned by Blackstone Capital Partners II Merchant Banking Fund L.P., 1,210,342 shares are owned by Blackstone Offshore Capital Partners II L.P. and 410,702 shares are owned by Blackstone Family Investment Partnership II L.P. The address of Blackstone Group is 345 Park Avenue, New York, New York 10154.

(16) Of the total number of shares beneficially owned by Kelso, 5,409,974 shares are owned by KIA V and 352,831 are owned by KEP V. The address of each such shareholder is c/o Kelso & Company, Inc., 320 Park Avenue, 24th Floor, New York, New York 10022. Due to their common control, KIA V and KEP V could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig and Frank K. Bynum, Jr. may be deemed to share beneficial ownership of shares beneficially owned of record by KIA V and KEP V, by virtue of their status as general partners of the general partner of KIA V and as general partners of KEP V. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum share investment and voting power with respect to securities owned by KIA V and KEP V, but disclaim beneficial ownership of such securities.

(17) Based solely on information provided in a Schedule 13G filed by Baron Capital Group, Inc. ("BCG"), BAMCO, Inc. ("BAMCO"), Baron Capital Management, Inc. ("BCM"), Baron Asset Fund ("BAF") and Ronald Baron. BAMCO and BCM are subsidiaries of BCG. BAF is an investment advisory client of BAMCO. Ronald Baron owns a controlling interest in BCG. Of the total number of shares beneficially owned by Baron, 286,000 shares are owned by BCG, 286,000 shares are owned by BCM and 286,000 shares are owned by Ronald Baron. BCG and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than BCG and Ronald Baron. BAMCO and BCM disclaim beneficial ownership of shares held by their investment advisory clients to the extent such shares are held by persons other than BAMCO, BCM and their affiliates. The address of Baron Capital Group, Inc. is 767 Fifth Avenue, 24th floor, New York, New York 10153.


Stockholders Agreement

     On April 30, 1996, the Company, GSCP, Blackstone Group, Kelso, Bain (Bain, together with Blackstone Group and Kelso, the "Governance Investors"), Citicorp North America, Inc. ("Citicorp"), Mr. Diker (Mr. Diker, together with Blackstone Group, Kelso, Bain and Citicorp, the "Investors"), Mr. Morin and Mr. Stanard (together with Mr. Morin, the "Management Investors," and, with GSCP and the Investors, the "Stockholders") entered into a Stockholders Agreement, which regulates the relationship among the Company and the Stockholders. Subsequently, Mr. Hare and other members of management who received Stock Option awards under the 1996 Plan have become parties to the Stockholders Agreement as additional Management Investors and Stockholders. The following discussion summarizes the terms of the Stockholders Agreement that the Company believes are material to holders of AMF Bowling Common Stock. This summary is qualified in its entirety by reference to the full text of the Stockholders Agreement, which was filed with the Securities and Exchange Commission on November 3, 1997 as an exhibit to AMF Bowling's Registration Statement on Form S-1 (Registration No. 333-34099).

     The Stockholders Agreement confers on GSCP the right to increase or decrease the Board from its initial size of nine members. GSCP has the right to nominate five directors and to nominate a majority (not limited to a simple majority) of the members of the Board, so long as GSCP and its Permitted Transferees (as hereinafter defined), as they currently do, hold a majority of the outstanding shares of AMF Bowling Common Stock. Each Governance Investor has the right to nominate, subject to GSCP consent, one member of the Board, so long as the number of shares of AMF Bowling Common Stock held by it and certain of its permitted transferees under the Stockholders Agreement, as it currently is, is equal to at least one-half of the sum of (i) the number of shares initially purchased by it and its Permitted Transferees plus (ii) the number of additional shares that the Governance Investor was required to purchase pursuant to the "overcall" provisions of the Stockholders Agreement (in each case, subject to appropriate adjustments). If a Governance Investor is no longer entitled to nominate a director, the director is required to resign or be subject to removal by the shareholders. Each of GSCP and each Governance Investor has the right to recommend removal, with or without cause, of any director nominated by it, in which case such director is required to resign immediately or be subject to removal by the shareholders. In the event of death, removal or resignation of a director nominated by a Governance Investor, so long as the Governance Investor continues to have the right to nominate a director for such position, the Governance Investor has the right to nominate (subject to GSCP consent) a director to fill the vacancy created. A quorum may be constituted by a majority of the number of directors then in office, but not less than one-third of the whole Board, including at least one GSCP director.

     Pursuant to the "overcall" provisions of the Stockholders Agreement, each of GSCP and the Investors (other than Mr. Diker) agreed, for a period of two years from April 30, 1996, to purchase additional shares of AMF Bowling Common Stock having an aggregate purchase price of up to 20% of the amount initially invested by such Investor upon the request of the Board. Any such additional investments were required to be made pro rata by the funding Investors. Funds raised through such additional investments could be used only to finance acquisitions of businesses or assets, capital expenditures, investments in partnerships or joint ventures or other investments in the business of the Company and its subsidiaries, or any similar transactions or expenditures. GSCP and the funding Investors have fully performed their "overcall" obligations under the Stockholders Agreement, the proceeds of which were used in part to fund certain acquisitions and for other corporate purposes. The parties to the Stockholders Agreement have no further rights or obligations to make capital contributions under the overcall provisions of the Stockholders Agreement.

     The Stockholders Agreement provides for the continual existence of an Executive Committee, consisting of two GSCP-nominated directors and the President and Chief Executive Officer. The Executive Committee may exercise all the powers and authority of the Board (subject to any restrictions under Delaware law) except with respect to those actions requiring a Special Vote and, in the case of matters which under the Stockholders Agreement require a prior meeting of the Board, only after such meeting has occurred. A "Special Vote" is required for (i) the issuance of capital stock below fair market value, (ii) the grant or issuance of options or warrants exercisable or exchangeable for more than 2,877,151 shares, (iii) entering into certain transactions with affiliates of GSCP and (iv) amendments to the Stockholders Agreement, the Certificate of Incorporation or By-Laws, which would adversely affect the rights and obligations of Blackstone Group or Kelso; provided, that any amendment affecting a Stockholder differently from any other Stockholder requires such Stockholder's approval. A Special Vote was required and obtained in connection with the approval of the 1998 Plan by the Board and the Executive Committee. Matters requiring a Special Vote must be approved by a majority of the GSCP directors who are partners or employees of Goldman Sachs and who are not employees of the Company and its subsidiaries, and at least one director nominated by Blackstone Group or Kelso (if there is one serving at such time.)

     Pursuant to the Stockholders Agreement, each of the Stockholders has agreed (i) to appear in person or by proxy at any AMF Bowling shareholder meeting for the purpose of obtaining a quorum, (ii) to vote its shares of AMF Bowling Common Stock, at any AMF Bowling shareholder meeting called for the purpose of voting on the election or removal of directors, in favor of the election or removal of directors, as applicable, in accordance with the provisions described in the third preceding paragraph, (iii) otherwise to vote its shares of AMF Bowling Common Stock at shareholder meetings in a manner consistent with the Stockholders Agreement, (iv) not to grant any proxy or enter into any voting trust with respect to the AMF Bowling Common Stock it holds or enter into any shareholder agreement or arrangement inconsistent wih the provisions of the Stockholders Agreement and (v) not to act as a member of a group or in concert with others in connection with the acquisition, disposition or voting of shares of AMF Bowling Common Stock in any manner inconsistent with the Stockholders Agreement.

     Under the Stockholders Agreement, Goldman Sachs had the exclusive right to perform all consulting, financing, investment banking and similar services for the Company and its subsidiaries, for customary compensation and on terms customary for similar engagements with unaffiliated third parties. Neither the Company nor its subsidiaries was allowed to engage any person to perform such services during the term of the Stockholders Agreement, except to the extent Goldman Sachs consented thereto or declined, at its sole election, to perform such services. Pursuant to the terms of the Stockholders Agreement, the provisions relating to services performed by Goldman Sachs terminated and were of no further effect upon consummation of the Initial Public Offering.

     The Stockholders Agreement provides that in the event a Stockholder determines to sell its shares of AMF Bowling Common Stock (subject to certain exceptions, including sales of shares made through a broker under Securities and Exchange Commission Rule 144), such Stockholder must give the other Stockholders notice thereof and such other Stockholders must have the opportunity to sell a pro rata share of their AMF Bowling Common Stock in such a sale. Moreover, in the event Stockholders owning 51% or more of the outstanding AMF Bowling Common Stock propose to sell all of the AMF Bowling Common Stock held by such Stockholders pursuant to a stock sale, merger, business combination, recapitalization, consolidation, reorganization, restructuring or similar transaction, such Stockholders will have the right, under certain circumstances, to require the other Stockholders to sell the equity securities of the Company held by such other Stockholders in such sale on the same terms and conditions and at the same price as the Stockholders proposing to sell.

     The foregoing rights and obligations (other than those described in the second preceding paragraph which terminated upon consummation of the Initial Public Offering) will terminate upon the first to occur of: (i) GSCP, the Investors and their permitted transferees under the Stockholders Agreement (the "Permitted Transferees") holding in the aggregate less than 50% of the sum of
(a) the number of shares of AMF Bowling Common Stock outstanding, on a fully diluted basis, immediately after giving effect to the transactions contemplated by the subscription agreement (the "Subscription Agreement") entered into on the same date and by the same parties as the Stockholders Agreement, except for the Management Investors, and (b) the number of additional shares of AMF Bowling Common Stock, if any, issued pursuant to the "overcall" provisions of the Stockholders Agreement and (ii) GSCP, the Investors and their Permitted Transferees holding in the aggregate less than 40% of the fully diluted shares of AMF Bowling Common Stock then outstanding. Notwithstanding these provisions, in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of the Company as a result of which the Stockholders and their Permitted Transferees own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders Agreement will terminate.


Registration Rights Agreement

     The Company and the Stockholders entered into a Registration Rights Agreement on April 30, 1996 (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, (i) each of Blackstone Group (as a group), Kelso (as a group) and Bain (as a group) may make one demand (subject to certain exceptions) of the Company to register shares of AMF Bowling Common Stock held by such group and (ii) GSCP may make up to five demands (subject to certain exceptions) of the Company to register shares of AMF Bowling Common Stock held by it, in each case, so long as (a) the aggregate offering price for the shares to be sold is at least $50 million and (b) shares representing at least 5% of the sum of (1) the number of shares of AMF Bowling Common Stock purchased by GSCP prior to execution of the Subscription Agreement, (2) the number of shares of AMF Bowling Common Stock issued pursuant to the Subscription Agreement and (3) the number of shares (subject to adjustment) of AMF Bowling Common Stock purchased by the Stockholders pursuant to the "overcall" provisions of the Stockholders Agreement are being registered. Upon a demand for registration by any of GSCP, Blackstone Group, Kelso or Bain, each of the other Stockholders is to be given the opportunity to participate on a pro rata basis in the registration demanded. The Registration Rights Agreement also provides the Stockholders with piggyback registration rights which allow each of them to include all or a portion of their shares of AMF Bowling Common Stock under a registration statement filed by the Company, subject to certain exceptions and limitations.


Item 13. Certain Relationships and Related Transaction

     Messrs. Friedman and O'Toole, each of whom is a Managing Director of Goldman Sachs, and Mr. Sacerdote, who is a limited partner of The Goldman Sachs Group, are directors of the Company, Group Holdings and Bowling Worldwide. Mr. Friedman is also Chairman of the Company. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding shares of AMF Bowling Common Stock. See "Securities Owned by Management and Certain Beneficial Owners." Goldman Sachs and its affiliates were the initial purchasers of the debt issued by Bowling Worldwide in connection with financing the Acquisition. Goldman Sachs also served as financial advisor to the owners of the Company's predecessor in connection with the Acquisition.

     Goldman Sachs acted as the Company's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire underwriting syndicate in the Initial Public Offering totaled $18,940,500.

     Under a credit agreement, amended and restated as of November 7, 1997 among Bowling Worldwide, Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, Citibank, N.A. and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders, executed in connection with the Initial Public Offering (the "Credit Agreement"), Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc., is acting as Collateral Agent with respect to a revolving credit and term loan facility extended to Bowling Worldwide in an amount up to $810.3 million. In 1997, total fees paid to Goldman Sachs Credit Partners, L.P. for services under the Credit Agreement were approximately $900,000. Such entity was also reimbursed for expenses incurred in connection with its services.

     Bowling Worldwide and Goldman Sachs are parties to an engagement letter pursuant to which Goldman Sachs was retained as Bowling Worldwide's financial advisor to provide investment banking and financial advisory services, including in connection with any acquisitions, dispositions or financings. Pursuant to the engagement, Bowling Worldwide has agreed to reimburse Goldman Sachs for its out-of-pocket expenses and indemnify Goldman Sachs in connection with its services arising under the engagement.

     The Company also entered into two interest rate cap agreements with Goldman Sachs Capital Markets, L.P. ("GSCM"), an affiliate of Goldman Sachs, both of which were executed to hedge the Company's exposure to fluctuations in the interest rates applicable to borrowings under the Credit Agreement. The Company paid a fee of $3.6 million to GSCM in 1996 in connection with the execution of the first of these transactions, which, at the time, capped 3-month LIBOR on $500 million principal amount of debt at 6.5% until April 1998 and 7.5% from May 1998 through October 1998. The notional amount of this cap was $300.0 million at December 31, 1997. The Company paid a fee of $15,000 to GSCM in respect of the second transaction executed on July 2, 1997, which capped 3-month LIBOR on $100 million in debt at 7.0% until March 31, 1998.

     The Company retained Michael Stanard Design, Inc. ("MSD"), a consultant, to provide marketing and related services in 1997 for an aggregate of $580,603. A majority owner of MSD is H. Michael Stanard, who is Douglas J. Stanard's brother. A substantial portion of such amounts were reimbursement of costs for materials, travel, printing and other out-of-pocket expenses.

     In 1997, the Company paid a fee of $300,000 to Goldman Sachs for its representation of the Company in connection with the Company's lease of its new bowling center at Chelsea Piers in New York.

     See "Item 11. Executive Compensation -- Employment Agreements" for a discussion of arrangements under which the Company loaned money to Messrs. Standard and Hare on a non-recourse basis to enable them to purchase shares of AMF Bowling Common Stock.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    See "Item 8. Financial Statements and Supplemental Data".


(b) Reports on Form 8-K

    None


(c) Exhibits


   2.1       Stock Purchase Agreement, dated as of February 16, 1996, by and among AMF Group
             Holdings Inc. and the owners of the Predecessor Company. (1)
   2.2       Agreement, dated as of April 11, 1996, by and among AMF Group Holdings Inc. and the owners of the Predecessor Company amending certain terms of the Stock Purchase
             Agreement. (2)
   3.1       Restated Certificate of Incorporation of the Company. (3)
   3.2       By-Laws of the Company. (4)
   3.3       Certificate of Incorporation, as amended, of American Recreation Centers, Inc. (5)
   3.4       By-Laws of American Recreation Centers, Inc. (6)
   3.5       Certificate of Incorporation of Burleigh Recreation, Inc. (7)
   3.6       Amended and Restated By-Laws of Burleigh Recreation, Inc. (8)
   3.7       Certificate of Incorporation of 300, Inc. (9)
   3.8       By-Laws of 300, Inc. (10)
   3.9       Certificate of Incorporation, as amended, of Michael Jordan Golf Company, Inc. (11)
   3.10      By-Laws of Michael Jordan Golf Company, Inc. (12)
   3.11      Certificate of Incorporation of Michael Jordan Golf-Water Tower, Inc. (13)
   3.12      By-Laws of Michael Jordan Golf-Water Tower, Inc. (14)
   3.13      Certificate of Incorporation of MJG -- O'Hare, Inc. (15)
   3.14      By-Laws of MJG -- O'Hare, Inc. (16)
   3.15      Certificate of Incorporation of Lake Grove Centers, Inc. (17)
   3.16      By-Laws of Lake Grove Centers, Inc. (18)
   3.17      Certificate of Limited Liability Company of MBI No. 1, LLC. (19)
   3.18      Limited Liability Company Agreement of MBI No. 1, LLC. (20)
   3.19      Certificate of Limited Liability Company of AWI No. 1, LLC. (21)
   3.20      Limited Liability Company Agreement of AWI No. 1, LLC. (22)
   3.21      Certificate of Incorporation of AMF Bowling India Private LTD. (23)
   3.22      Articles of Association of AMF Bowling India Private LTD. (24)
   3.23      Articles of Association of AMF Bowling Poland Sp.zo.o. (25)
   3.24      R.Q.P. Partnership Agreement (26)
   3.25      Joint Venture Agreement of Broadway Grand Properties (27)
   4.1       Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes. (28)
   4.2       Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Senior Subordinated Discount Notes. (29)
   4.3       Form of Senior Subordinated Note. (30)
   4.4       Form of Senior Subordinated Discount Note. (31)
  10.1       Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the
             Guarantors and Goldman, Sachs & Co. (32)
  10.2       Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co., as Syndication Agent, and Citibank,
             N.A., as Administrative Agent. (33)
  10.3       AMF Holdings Inc. 1996 Stock Incentive Plan. (34)
  10.4       Stockholders Agreement, dated as of April 30, 1996, by and among the Company and the
             Stockholders. (35)
  10.5       Amendment No. 1, dated as of May 28, 1996, to the Stockholders Agreement. (36)
  10.6       Amendment No. 2, dated as of May 31, 1996, to the Stockholders Agreement. (37)
  10.7       Amendment No. 3, dated as of January 17, 1997, to the Stockholders Agreement. (38)
  10.8       Amendment No. 4, dated as of January 17, 1997, to the Stockholders Agreement. (39)
  10.9       Amendment No. 5, dated as of July 31, 1997, to the Stockholders Agreement. (40)
  10.10      Amendment No. 6, dated as of December 31, 1997, to the Stockholders Agreement. (41)
  10.11      Amendment No. 7, dated as of January 1, 1998, to the Stockholders Agreement. (42)
  10.12      Registration Rights Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders. (43)
  10.13      Amendment No. 1, dated as of May 28, 1996, to the Registration Rights Agreement. (44)
  10.14      Amendment No. 2, dated as of January 17, 1997, to the Registration Rights Agreement. (45)

  10.15       Amendment No. 3, dated as of January 17, 1997, to the Registration Rights Agreement. (46)
  10.16       Amendment No. 4, dated as of July 31, 1997, to the Registration Rights Agreement. (47)
  10.17       Amendment No. 5, dated as of September 30, 1997, to the Registration Rights Agreement. (48)
  10.18       Warrant Agreement, dated as of May 1, 1996, between the Company and The Goldman Sachs
              Group, L.P. (49)
  10.19       Employment Agreement, dated as of May 1, 1996, by and among the Company, AMF Bowling,
              Inc. and Robert L. Morin. (50)
  10.20       Employment Agreement, dated as of May 1, 1996, between the Company and Douglas J.
              Stanard. (51)
  10.21       Stock Option Agreement, dated as of May 1, 1996, between the Company and Charles M.
              Diker. (52)
  10.22       Employment Agreement, dated as of May 28, 1996, by and among the Company, AMF Group
              Inc. and Stephen E. Hare. (53)
  10.23       Asset Purchase Agreement, dated as of September 10, 1996, by and between AMF Bowling
              Centers, Inc. and Charan Industries, Inc. (54)
  10.24       Termination Agreement, dated as of February 28, 1997, by and among the Company, AMF
              Bowling, Inc. and Robert L. Morin. (55)
  10.25       Stock Subscription Agreement, dated as of October 9, 1996, by and among the Company and the Purchasers (as defined therein). (56)
  10.26       Agreement and Plan of Merger, dated as of January 17, 1997, by and among AMF Bowling
              Centers, Inc., Noah Acquisition and American Recreation Centers, Inc. (57)
  10.27       Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and Restated Credit
              Agreement dated as of December 20, 1996. (58)
  10.28       Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30,
              1997. (59)
  10.29       Interest Rate Cap Agreement, dated July 2, 1997. (60)
  10.30       AMF Bowling, Inc. 1998 Stock Incentive Plan. (61)
  12.1        Computation of ratio of earnings to fixed charges.
  21.1        Subsidiaries of the Company.
  27.1        Financial Data Schedule.

     Notes to Exhibits:


      (1)     Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
      (2)     Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
      (3)     Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
      (4)     Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
      (5)     Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
      (6)     Incorporated by reference to Exhibit 3.4 to the Annual Report on form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
      (7)     Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
      (8)     Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
      (9)     Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (10)     Incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (11)     Incorporated by reference to Exhibit 3.9 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (12)     Incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (13)     Incorporated by reference to Exhibit 3.11 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (14)     Incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (15)     Incorporated by reference to Exhibit 3.13 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (16)     Incorporated by reference to Exhibit 3.14 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (17)     Incorporated by reference to Exhibit 3.15 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (18)     Incorporated by reference to Exhibit 3.16 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (19)     Incorporated by reference to Exhibit 3.17 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (20)     Incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (21)     Incorporated by reference to Exhibit 3.19 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (22)     Incorporated by reference to Exhibit 3.20 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (23)     Incorporated by reference to Exhibit 3.21 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (24)     Incorporated by reference to Exhibit 3.22 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (25)     Incorporated by reference to Exhibit 3.23 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (26)     Incorporated by reference to Exhibit 3.24 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (27)     Incorporated by reference to Exhibit 3.25 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (28)     Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (29)     Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (30)     Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (31)     Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (32)     Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (33)     Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (34)     Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (35)     Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
     (36)     Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
     (37)     Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
     (38)     Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
     (39)     Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
     (40)     Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
     (41)     Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (42)     Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (43)     Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).

  (44)       Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF
             Bowling, Inc. (File No. 333-34099).
  (45)       Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF
             Bowling, Inc. (File No. 333-34099).
  (46)       Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF
             Bowling, Inc. (File No. 333-34099).
  (47)       Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF
             Bowling, Inc. (File No. 333-34099).
  (48)       Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF
             Bowling, Inc. for the fiscal year ended December 31, 1997. (File No. 001-13539).
  (49)       Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF
             Group Inc. (File No. 333-4877).
  (50)       Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of AMF
             Group Inc. (File No. 333-4877).
  (51)       Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of AMF
             Group Inc. (File No. 333-4877).
  (52)       Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF
             Group Inc. (File No. 333-4877).
  (53)       Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF
             Group Inc. (File No. 333-4877).
  (54)       Incorporated by reference to Exhibit 1 to the Current report on Form 8-K of AMF Group Inc., dated October 24, 1996 (File No. 001-12131).
  (55)       Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Group
             Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
  (56)       Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group
             Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
  (57)       Incorporated by reference to Exhibit 1 to the Current report on Form 8-K of AMF Group Inc., dated January 17, 1997 (File No. 001-12131).
  (58)       Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the
             Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
  (59)       Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group
             Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
  (60)       Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group
             Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
  (61)       Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF Bowling,
             Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1998.


                                        AMF BOWLING WORLDWIDE, INC.

/s/  DOUGLAS J. STANARD
                                      ________________________________________
                                               Douglas J. Stanard
                                                    Director
                                        President/Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 27th day of March, 1998.



               Signatures                                     Title
---------------------------------------  ----------------------------------------------
 /s/   RICHARD A. FRIEDMAN                            Chairman of the Board
 __________________________________
 Richard A. Friedman

 /s/   TERENCE M. O'TOOLE                                   Director
 __________________________________
 Terence M. O'Toole

 /s/   PETER M. SACERDOTE                                   Director
 __________________________________
 Peter M. Sacerdote

 /s/   CHARLES M. DIKER                                     Director
 __________________________________
 Charles M. Diker

 /s/   PAUL B. EDGERLEY                                     Director
 __________________________________
 Paul B. Edgerley

 /s/   HOWARD A. LIPSON                                     Director
 __________________________________
 Howard A. Lipson

 /s/   THOMAS R. WALL, IV                                   Director
 __________________________________
 Thomas R. Wall, IV

 /s/   DOUGLAS J. STANARD                           Director/President/Chief
 __________________________________                     Executive Officer
 Douglas J. Stanard

 /s/   STEPHEN E. HARE                       Director/Executive Vice President/Chief
 __________________________________                Financial Officer/Treasurer
 Stephen E. Hare

 /s/   MICHAEL P. BARDARO                 Vice President/Corporate Controller/Assistant
 __________________________________            Secretary/Chief Accounting Officer
 Michael P. Bardaro

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I


                            AMF GROUP HOLDINGS INC.

To the Board of Directors of
AMF Group Holdings Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of AMF Bowling Worldwide, Inc. and subsidiaries for the year ended December 31, 1997, and for the period from inception (January 12, 1996) through December 31, 1996, and have issued our report thereon dated February 20, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I filed as part of the AMF Bowling Worldwide, Inc.'s Form 10-K Annual Report is the responsibility of the AMF Group Holdings Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Richmond, Virginia
February 20, 1998

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.


                           CONDENSED BALANCE SHEETS
                                (in thousands)



                                           As of December 31,
                                       ---------------------------
                                           1997           1996
                                       ------------   ------------
                ASSETS
Total current assets ...............    $      50      $      50
Investment in subsidiaries .........      654,112        408,834
Other noncurrent assets ............          117            167
                                        ---------      ---------
 Total assets ......................    $ 654,279      $ 409,051
                                        =========      =========


             LIABILITIES AND STOCKHOLDER'S EQUITY
Total current liabilities ...........................    $     267      $     117
Other noncurrent liabilities ........................          150            200
                                                         ---------      ---------
 Total liabilities ..................................          417            317
Stockholder's equity ................................      653,862        408,734
                                                         ---------      ---------
 Total liabilities and stockholder's equity .........    $ 654,279      $ 409,051
                                                         =========      =========

 The accompanying notes are an integral part of these condensed balance sheets.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                            Year Ended      Period Ended
                                                           December 31,     December 31,
                                                               1997         1996 (Note 3)
                                                          --------------   --------------
Operating revenue .....................................     $       --       $       --
Operating expenses:
 Amortization .........................................            (50)             (33)
                                                            ----------       ----------
   Operating loss .....................................            (50)             (33)
Nonoperating expenses:
 Other expenses .......................................           (100)             (67)
                                                            ----------       ----------
   Loss before equity in loss of subsidiaries .........           (150)            (100)
 Equity in loss of subsidiaries .......................        (55,499)         (19,465)
                                                            ----------       ----------
   Net loss ...........................................     $  (55,649)      $  (19,565)
                                                            ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                         Year Ended      Period Ended
                                                                        December 31,     December 31,
                                                                            1997         1996 (Note 3)
                                                                       --------------   --------------
Cash flows from operating activities:
 Net loss ..........................................................     $  (55,649)      $  (19,565)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Equity in loss of subsidiaries ..................................         55,499           19,465
   Depreciation and amortization ...................................             50               33
   Changes in assets and liabilities:
    Current assets .................................................             --              (50)
    Other noncurrent assets ........................................             --             (200)
    Current liabilities ............................................            150              117
    Other noncurrent liabilities ...................................            (50)             200
                                                                         ----------       ----------
   Net cash provided by operating activities .......................             --               --
Net cash used in investing activities:
   Investment in subsidiaries ......................................       (319,699)        (420,750)
                                                                         ----------       ----------
Net cash provided by financing activities:
   Capital contributions ...........................................        319,699          420,750
                                                                         ----------       ----------
   Net change in cash and cash equivalents .........................             --               --
   Cash and cash equivalents at beginning of period ................             --               --
                                                                         ----------       ----------
   Cash and cash equivalents at end of period ......................     $       --       $       --
                                                                         ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.


        NOTES TO AMF GROUP HOLDINGS INC. CONDENSED FINANCIAL STATEMENTS

1. These notes to the AMF Group Holdings Inc. ("AMF Group Holdings") condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements of AMF Bowling, Inc. ("AMF Bowling") and subsidiaries included in Part II, Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Bowling Worldwide, Inc., formerly named AMF Group Inc. ("Bowling Worldwide") is a wholly owned subsidiary of AMF Group Holdings. AMF Group Holdings is a wholly owned subsidiary of AMF Bowling. All dollar amounts are in thousands, except where otherwise indicated.

2. The senior subordinated notes and senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first and second-tier subsidiaries of Bowling Worldwide, as discussed in "Note 20. Condensed Consolidating Financial Statements" in the Notes.

3. The results of operations for the period ended December 31, 1996, reflect the results of AMF Group Holdings since its inception date of January 12, 1996.

4. Restricted assets of AMF Group Holdings and Bowling Worldwide:

  The Credit Agreement and AMF Group Holdings' guarantee contain certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Agreement also contains certain provisions which limit the amount of funds available for transfer from Bowling Worldwide to AMF Group Holdings, and from AMF Group Holdings to AMF Bowling. Limits exist on, among other things, the declaration or payments of dividends, distribution of assets, and issuance or sale of capital stock.

  So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may, i) declare and pay dividends in common stock;
  ii) declare and pay cash dividends, to make payments of approximately $0.15 million in May 1997 and, to the extent necessary, to make payments of approximately $0.15 million due in May 1998 under certain noncompete agreements with the Prior Owners, iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.

5. Total assets and liabilities:

  At December 31, 1997 and 1996, assets represent AMF Group Holdings' investment in Bowling Worldwide and other assets related to noncompete agreements. Other assets are amortized on a straight-line basis over the terms of the agreements. At December 31, 1997 and 1996, liabilities represent amounts owed under the noncompete and consulting agreements.

                                  SCHEDULE II


                               AMF BOWLING GROUP
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



               Column A                 Column B             Column C                Column D       Column E
------------------------------------- ------------ ----------------------------- ---------------- -----------
                                                             Additions
                                                   -----------------------------
                                       Balance at   Charged to     Charged to                      Balance at
                                        Beginning    Costs and   Other Accounts   Deductions --      End of
Description                             of Period    Expenses      -- Describe      Write-Offs       Period
------------------------------------- ------------ ------------ ---------------- ---------------- -----------
Accounts Receivable -- Allowance for
 Doubtful Accounts
 Year ended December 31, 1995 .......    $1,898       $2,118                          $ (643)        $3,373
 Four months ended April 30, 1996 ...    $3,373       $  (17)                         $ (246)        $3,110
Inventory -- Reserves
 Year ended December 31, 1995 .......    $  800       $  954                          $ (498)        $1,256
 Four months ended April 30, 1996 ...    $1,256       $  104                          $ (553)        $  807