Form 10-Q
period 1998-03-31
AMF BOWLING WORLDWIDE INC
filed 1998-05-15
CIK 1015535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(Mark One)
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       or

____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No _____. --- ---

At May 1, 1998, 100 shares of common stock, par value of $.01, of the Registrant were outstanding.


                                     PART I
                          Item 1. Financial Statements

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                              March 31,            December 31,
                                                                                1998                   1997
                                                                           -----------            -----------
                                                                             (unaudited)
    Assets
   Current assets:
    Cash and cash equivalents                                              $    29,593            $    35,790
    Accounts and notes receivable, net of allowance for
     doubtful accounts of $4,894 and $5,012, respectively                       67,227                 73,991
    Inventories                                                                 67,444                 56,568
    Deferred taxes and other current assets                                     18,627                 17,049
                                                                           -----------            -----------
     Total current assets                                                      182,891                183,398
   Property and equipment, net                                                 804,756                750,885
   Leasehold interests, net                                                     47,623                 47,180
   Deferred financing costs, net                                                17,930                 18,911
   Goodwill, net                                                               771,342                772,348
   Investments in and advances to joint ventures                                24,564                 19,999
   Other assets                                                                 40,657                 39,092
                                                                           -----------            -----------
    Total assets                                                           $ 1,889,763            $ 1,831,813
                                                                           ===========            ===========

    Liabilities and Stockholder's Equity
   Current liabilities:
    Accounts payable                                                       $    32,900            $    41,583
    Accrued expenses                                                            61,803                 64,865
    Income taxes payable                                                         4,636                  5,571
    Long-term debt, current portion                                             29,251                 27,376
                                                                           -----------            -----------
     Total current liabilities                                                 128,590                139,395
   Long-term debt, less current portion                                      1,099,921              1,033,223
   Other long-term liabilities                                                   5,190                  5,333
   Deferred income taxes                                                             -                      -
                                                                           -----------            -----------
    Total liabilities                                                        1,233,701              1,177,951
                                                                           -----------            -----------
   Commitments and contingencies
   Stockholder's equity:
    Common stock (par value $.01, 100 shares authorized, issued
     and outstanding at March 31, 1998 and December 31, 1997                         -                      -
    Paid-in capital                                                            750,530                749,149
    Retained deficit                                                           (76,294)               (75,714)
    Equity adjustment from foreign currency translation                        (18,174)               (19,573)
                                                                           -----------            -----------
    Total stockholder's equity                                                 656,062                653,862
                                                                           -----------            -----------
    Total liabilities and stockholder's equity                             $ 1,889,763            $ 1,831,813
                                                                           ===========            ===========





The accompanying notes are an integral part of these condensed consolidated balance sheets.




                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                     ----------------------------
                                                                                       1998                1997
                                                                                     ---------          ---------

   Operating revenue                                                                 $ 187,564          $ 157,589
                                                                                     ---------          ---------
   Operating expenses:
     Cost of goods sold                                                                 38,857             38,050
     Bowling center operating expenses                                                  78,713             55,342
     Selling, general, and administrative expenses                                      16,939             14,000
     Depreciation and amortization                                                      26,790             20,500
                                                                                     ---------          ---------
    Total operating expenses                                                           161,299            127,892
                                                                                     ---------          ---------
    Operating income                                                                    26,265             29,697
                                                                                     ---------          ---------
   Nonoperating expenses (income):
     Interest expense                                                                   25,974             27,672
     Other expenses, net                                                                   573              1,461
     Interest income                                                                      (490)              (649)
                                                                                     ---------          ---------
    Total nonoperating expenses                                                         26,057             28,484
                                                                                     ---------          ---------
    Income before income taxes                                                             208              1,213
    Provision for income taxes                                                             436              1,120
                                                                                     ---------          ---------
    Net income (loss) before equity in loss of joint ventures                             (228)                93
    Equity in loss of joint ventures                                                      (352)                 -
                                                                                     ---------          ---------
    Net income (loss)                                                                $    (580)         $      93
                                                                                     =========          =========





The accompanying notes are an integral part of these condensed consolidated financial statements.




                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                  ----------------------------
                                                                                    1998                1997
                                                                                  --------            --------
  Cash flows from operating activities:
   Net income (loss)                                                              $   (580)           $     93
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                  26,790              20,500
     Equity in loss of joint ventures                                                  352                   -
     Deferred income taxes                                                               -                (410)
     Amortization of bond discount                                                   5,667               8,301
     Loss on the sale of property and equipment, net                                   269                 106
     Changes in assets and liabilities:
      Accounts and notes receivable, net                                             7,287              (4,128)
      Inventories                                                                  (10,077)            (10,265)
      Other assets                                                                  (2,047)             (4,190)
      Accounts payable and accrued expenses                                        (15,853)             12,094
      Income taxes payable                                                            (673)             (1,029)
      Other long-term liabilities                                                      (40)              2,495
                                                                                  --------            --------
    Net cash provided by operating activities                                       11,095              23,567
                                                                                  --------            --------
  Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                           (65,615)            (33,641)
   Investments in and advances to joint ventures                                    (4,565)                  -
   Purchases of property and equipment                                             (11,641)             (6,907)
   Proceeds from the sale of property and equipment                                    104                 215
                                                                                  --------            --------
    Net cash used in investing activities                                          (81,717)            (40,333)
                                                                                  --------            --------
  Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs                    72,000              29,002
   Payments on long-term debt                                                       (9,093)                  -
   Dividend to Parent                                                                    -                (500)
   Contribution from Parent                                                          1,381                   -
   Payments of noncompete obligations                                                 (258)               (166)
                                                                                  --------            --------
    Net cash provided by financing activities                                       64,030              28,336
                                                                                  --------            --------
    Effect of exchange rates on cash                                                   395              (2,072)
                                                                                  --------            --------
    Net (decrease) increase in cash                                                 (6,197)              9,498
    Cash and cash equivalents at beginning of period                                35,790              43,568
                                                                                  --------            --------
    Cash and cash equivalents at end of period                                    $ 29,593            $ 53,066
                                                                                  ========            ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

     The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1997 and 1996 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in the Form 10-K Annual Report of AMF Bowling Worldwide, Inc. ("Bowling Worldwide") for the fiscal year ended December 31, 1997 filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 399 U.S. bowling centers and 104 international bowling centers ("Bowling Centers"), including fourteen joint venture centers described in "Note 8. Acquisitions", as of March 31, 1998, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

     Bowling Worldwide is a wholly owned, direct subsidiary of AMF Group Holdings. AMF Group Holdings is a wholly owned, direct subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Group Holdings and Bowling Worldwide are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs") to effect the Acquisition (defined below). AMF Group Holdings and AMF Bowling are holding companies only. The principal assets in each are comprised of investments in subsidiaries.

     Pursuant to a Stock Purchase Agreement dated February 16, 1996, between AMF Group Holdings and the stockholders (the "Prior Owners") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996 (the "Closing Date"), AMF Group Holdings acquired the Predecessor Company through a stock purchase by AMF Group Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain of the assets of the Predecessor Company's bowling center operations in Spain and Switzerland (the "Acquisition"). The purchase price for the Acquisition was approximately $1.37 billion. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the Closing Date.

     On November 7, 1997, AMF Bowling completed an initial public offering (the "Initial Public Offering") of 15,525,000 shares of common stock (the "Common Stock"), which trades on the New York Stock Exchange under the symbol "PIN". The net proceeds of $279.1 million from the Initial Public Offering were contributed by AMF Bowling to Bowling Worldwide and used by Bowling Worldwide to reduce and refinance its bank debt pursuant to Bowling Worldwide's third amended and restated credit agreement (the "Credit Agreement") and to redeem a portion of Bowling Worldwide's senior subordinated discount notes.

     As of March 31, 1998, the Company has acquired 212 bowling centers and constructed one bowling center since the Acquisition for a combined purchase price of $389.2 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement, and capital contributions from AMF Bowling resulting from AMF Bowling's issuances of Common Stock. See "Note 8. Acquisitions".

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months ended March 31, 1998 and 1997, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 8. Acquisitions", and in accordance with the purchase method of accounting for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,037 and $4,900 for the three months ended March 31, 1998 and 1997, respectively.

Comprehensive Income

     Effective January 1, 1998, the Company adopted, as required, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." Comprehensive income for the three months ended March 31, 1998 was $819 and comprehensive loss for the three months ended March 31, 1997 was $3,877.


Note 3.   Inventories

     Inventories at March 31,1998, and December 31, 1997 consisted of the following:


                                                March 31,          December 31,
                                                  1998                 1997
                                                --------             --------
                                               (unaudited)
Bowling Products, at FIFO:
   Raw materials                                $ 17,035             $ 15,283
   Work in progress                                2,379                2,279
   Finished goods and spare parts                 40,143               33,082
Bowling Centers, at average cost:
   Merchandise and spare parts                     7,887                5,924
                                                --------             --------
                                                $ 67,444             $ 56,568
                                                ========             ========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Property and Equipment

     Property and equipment at March 31, 1998, and December 31, 1997, consisted of the following:


                                                     March 31,      December 31,
                                                       1998             1997
                                                    ---------         ---------
                                                   (unaudited)
Land                                                $ 125,769         $ 113,629
Buildings and improvements                            297,646           280,046
Equipment, furniture, and fixtures                    489,822           444,437
Other                                                   5,777             7,282
                                                    ---------         ---------
                                                      919,014           845,394
Less: accumulated depreciation and amortization      (114,258)          (94,509)
                                                    ---------         ---------
                                                    $ 804,756         $ 750,885
                                                    =========         =========


     Depreciation and amortization expense related to property and equipment was $20,519 and $13,735 for the three months ended March 31, 1998 and 1997, respectively.


Note 5. Long-Term Debt

     Long-term debt at March 31, 1998, and December 31, 1997 consisted of the following:


                                        March 31,        December 31,
                                          1998              1997
                                       ----------        -----------
                                       (unaudited)
Bank debt                              $  682,268        $   619,362
Senior subordinated notes                 250,000            250,000
Senior subordinated discount notes        194,928            189,261
Mortgage and equipment notes                1,976              1,976
                                       ----------        -----------
  Total debt                            1,129,172          1,060,599
Current maturities                        (29,251)           (27,376)
                                       ==========        ===========
  Total long-term debt                 $1,099,921        $ 1,033,223
                                       ==========        ===========


     The Company's bank debt (the "Senior Debt") was incurred pursuant to a credit agreement, dated as of May 1, 1996, and amended and restated in connection with the Initial Public Offering, as of November 3, 1997, as the Credit Agreement among Bowling Worldwide and its lenders. The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At March 31, 1998, amounts outstanding under the Term Facilities and Bank Facility were $437,156 and $245,112, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.  Commitments and Contingencies

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


Note 7.  Employee Benefit Plans

AMF Bowling, Inc. 1996 Stock Incentive Plan

         The total number of shares of Common Stock ("Stock Options") reserved and available at March 31, 1998 for grant under the AMF Bowling, Inc. 1996 Stock Incentive Plan (the "1996 Plan") was 1,767,151. At March 31, 1998, the number of shares of Common Stock subject to Stock Options outstanding to senior management, other employees, consultants and directors totaled 1,530,650 at an exercise price of $10.00 per share. In addition to Stock Options outstanding under the 1996 Plan, 130,000 Stock Options granted to Douglas J. Stanard on May 1, 1996 were outstanding at March 31, 1998. Of the total Stock Options awarded under the 1996 Plan, 265,966 were exercisable at March 31, 1998 and 17,250 were exercised in the three months ended March 31, 1998. Forfeited Stock Options under the 1996 Plan totaled 273,100 through March 31, 1998. There were 219,251 shares of Common Stock available for grant under the 1996 Plan as of March 31, 1998.

AMF Bowling, Inc. 1998 Stock Incentive Plan

         Subject to shareholder approval, AMF Bowling's Board of Directors has approved the AMF Bowling, Inc. 1998 Stock Incentive Plan (the "1998 Plan") under which AMF Bowling may grant incentive awards in the form of Restricted Stock Awards, Stock Options and Stock Appreciation Rights in substantially the same manner as provided under the 1996 Plan. Two million shares have been reserved and will be available for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as awards pursuant to the 1998 Plan. As of March 31, 1998, no awards were granted under the 1998 Plan.


Note 8.   Acquisitions

     Since the Acquisition and prior to December 31, 1997, Bowling Centers purchased an aggregate of 179 bowling centers from unrelated sellers. The combined purchase price, net of cash acquired, was approximately $340.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total), and was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with $300.7 million from available borrowing under Bowling Worldwide's acquisition facility then existing under the bank credit agreement and under the Bank Facility.

     From January 1, 1998 through March 31, 1998, the Company acquired 29 centers in the United States, two centers in the United Kingdom and two centers in Australia from unrelated sellers, including fifteen centers from Active West, Inc. ("Active West"). The aggregate purchase price was approximately $48.5 million, including $28.0 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, the issuance of 50,000 shares of Common Stock.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Between March 31, 1998 and April 30, 1998, the Company acquired one bowling center in the United States, eleven centers in the United Kingdom and one center in Australia from unrelated sellers. As a result of these acquisitions, and after giving effect to the closing of eight U.S. centers and one international center in 1997, the Company owned or operated 400 U.S. bowling centers and 116 international bowling centers as of April 30, 1998.

     As of April 30, 1998, the Company had entered into purchase agreements regarding the acquisitions of twelve additional U.S. bowling centers from unrelated sellers. The aggregate purchase price is expected to be approximately $15.1 million and is expected to be funded with available borrowing under the Bank Facility and cash generated from operations.


Note 9.  Business Segments

     The Company operates in two major lines of business: operating bowling centers and manufacturing of bowling and related products. Information concerning operations in these businesses for the three months ended March 31, 1998 and 1997, respectively, is presented below (in millions):

                                                                Three Months Ended March 31, 1998
                                         -----------------------------------------------------------------------------------

                                               Bowling Centers          Bowling Products
                                            -----------------------  -----------------------
                                                     Inter-   Sub-             Inter-  Sub-                Elim-
                                             U.S.   national  total    U.S.   national total   Corporate  inations    Total
                                             ----   --------  -----    ----   -------- -----   ---------  --------    -----
Revenue from unaffiliated customers         $125.3   $ 25.2  $ 150.5  $ 13.6   $ 23.5  $ 37.1     $ -       $ -      $ 187.6
Intersegment sales                             -        -        -       3.7      0.3     4.0       -         -          4.0
Operating income (loss)                       32.6      2.3     34.9    (3.9)    (1.4)   (5.3)     (4.0)      0.7       26.3
Identifiable assets                          865.4    312.4  1,177.8   631.3     75.1   706.4       3.7       1.9    1,889.8
Depreciation and amortization                 17.4      4.5     21.9     5.1      0.3     5.4       0.2      (0.7)      26.8
Capital expenditures                           7.0      0.9      7.9     3.2      0.5     3.7       -         -         11.6
Research and development expense               -        -        -       0.2      -       0.2       -         -          0.2

                                                                Three Months Ended March 31, 1997
                                         -----------------------------------------------------------------------------------
                                               Bowling Centers          Bowling Products
                                            -----------------------  -----------------------
                                                     Inter-   Sub-             Inter-  Sub-                Elim-
                                             U.S.   national  total    U.S.   national total   Corporate  inations    Total
                                             ----   --------  -----    ----   -------- -----   ---------  --------    -----
Revenue from unaffiliated customers         $ 82.6   $ 25.9  $ 108.5  $ 23.5   $ 25.6  $ 49.1     $ -       $ -      $ 157.6
Intersegment sales                             -        -        -       2.0      0.9     2.9       -         -          2.9
Operating income (loss)                       23.0      2.8     25.8     6.7      0.5     7.2      (3.6)      0.3       29.7
Depreciation and amortization                 11.6      4.5     16.1     4.5      0.3     4.8       -        (0.4)      20.5
Capital expenditures                           4.0      1.5      5.5     0.9      0.2     1.1       0.4      (0.1)       6.9
Research and development expense               -        -        -       0.2      -       0.2       -         -          0.2

Note 10.  Subsequent Event

         On May 12, 1998, AMF Bowling issued its zero coupon convertible debentures (the "Debentures") for gross proceeds of approximately $284.1 million. The Debentures, which were sold in a private placement to qualified institutional buyers, mature on May 12, 2018 and have a yield to maturity of 7% per annum. The Debentures were issued pursuant to an Indenture (the "Indenture") dated as of May 12, 1998 between AMF Bowling and The Bank of New York, as Trustee, at an original price of $252.57 per $1,000 principal amount at maturity. The Debentures are convertible at any time prior to maturity into shares of Common Stock at a conversion rate of 8.6734 shares per $1,000 principal amount at maturity. If held to maturity and not redeemed or repurchased by AMF Bowling, the Debentures will accrue to an aggregate principal amount at maturity of $1.125 billion. The Debentures are not entitled to a sinking fund.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The Debentures are not redeemable at the option of AMF Bowling before May 12, 2003. Thereafter, the Debentures are redeemable for cash at the option of AMF Bowling at redemption prices specified in the Debentures, the form of which is attached as an annex to the Indenture.

         The Debentures will be purchased by AMF Bowling, at the option of holders of the Debentures, as of May 12, 2003, May 12, 2008 and May 12, 2013 for purchase prices specified in the Debentures. The Debentures may also be redeemed at the option of the holders of the Debentures upon the occurrence of a Change of Control (as defined in the Indenture) at redemption prices specified in the Debentures. AMF Bowling may elect to pay any such purchase price or redemption price in cash or Common Stock, or any combination thereof.

         AMF Bowling has reserved 9,757,575 shares of Common Stock for issuance upon conversion, redemption or repurchase of the Debentures.

         In connection with the issuance of the Debentures, AMF Bowling has agreed pursuant to a registration rights agreement (the "Registration Rights Agreement") to file with the Securities and Exchange Commission a shelf registration statement in respect of the Debentures and the Common Stock issuable on conversion, redemption or repurchase thereof. If the shelf registration statement has not been filed within 90 days, or declared effective within 180 days, after May 12, 1998, AMF Bowling must pay liquidated damages as specified in the Registration Rights Agreement. AMF Bowling has agreed to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all the securities registered thereunder and (ii) the expiration of the holding period applicable to non-affiliates of AMF Bowling under Rule 144(k) of the Securities Act of 1933 (which is currently two years).

         The net proceeds of the offering were approximately $275.6 million and were contributed by AMF Bowling as equity to Bowling Worldwide and used to repay senior bank indebtedness under the Credit Agreement. The senior bank indebtedness repaid remains available for reborrowing, and such repayment and resulting ability to reborrow will enable the Company to incur additional indebtedness under the Credit Agreement to fund the Company's ongoing bowling center acquisition program and for other corporate purposes.

         The foregoing descriptions of the Debentures, the Indenture and the Registration Rights Agreement are not complete and references are made to the Indenture (including the form of Debenture attached as an annex thereto) and the Registration Rights Agreement, filed as Exhibits 4.1 and 10.1, respectively, to this Form 10-Q for a more complete description of their terms.

Note 11.  Condensed Consolidating Financial Statements

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of March 31, 1998, and condensed consolidating statements of income and cash flows for the three months ended March 31, 1998 and (ii) elimination entries necessary to combine the entities comprising the Company.

     Bowling Worldwide's senior subordinated notes and senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the first and second-tier subsidiaries of Bowling Worldwide. AMF Bowling and the third-tier subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness.


                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 1998
                                   (unaudited)
                                 (in thousands)

                                                                          Non-
                                                      Guarantor        Guarantor
                                                      Companies        Companies      Eliminations     Consolidated
                                                      ---------        ---------      ------------     ------------
   Assets
  Current assets:
   Cash and cash equivalents                          $    27,222       $  2,371         $       -      $    29,593
   Accounts and notes receivable, net
      of allowance for doubtful accounts                   64,240          2,987                 -           67,227
   Accounts receivable - intercompany                       7,823          2,056            (9,879)               -
   Inventories                                             65,739          1,705                 -           67,444
   Deferred taxes and other assets                         16,684          1,943                 -           18,627
                                                 ----------------- --------------  ---------------- ----------------
    Total current assets                                  181,708         11,062            (9,879)         182,891
  Notes receivable - intercompany                          16,660          1,663           (18,323)               -
  Property and equipment, net                             761,695         41,970             1,091          804,756
  Investment in subsidiaries                               24,717              -           (24,717)               -
  Goodwill and other assets                               895,632          6,484                 -          902,116
                                                 ================= ==============  ================ ================
   Total assets                                       $ 1,880,412       $ 61,179         $ (51,828)     $ 1,889,763
                                                 ================= ==============  ================ ================

   Liabilities and Stockholders' Equity
  Current liabilities:
   Accounts payable                                   $    30,207       $  2,693         $       -      $    32,900
   Accounts payable - intercompany                          2,000          7,879            (9,879)               -
   Accrued expenses                                        56,706          5,097                 -           61,803
   Income taxes payable                                       503          4,133                 -            4,636
   Long-term debt, current  portion                        29,251              -                 -           29,251
                                                 ----------------- --------------  ---------------- ----------------
    Total current liabilities                             118,667         19,802            (9,879)         128,590
  Long-term debt                                        1,099,921              -                 -        1,099,921
  Notes payable - intercompany                              1,663         16,660           (18,323)               -
  Other long-term liabilities                               5,190              -                 -            5,190
  Deferred income taxes                                         -              -                 -                -
                                                 ----------------- --------------  ---------------- ----------------
   Total liabilities                                    1,225,441         36,462           (28,202)       1,233,701
                                                 ----------------- --------------  ---------------- ----------------
  Commitments and contingencies
  Stockholders' equity:
   Common stock                                                 -              -                 -                -
   Paid-in capital                                        748,526         28,910           (26,906)         750,530
   Retained earnings (deficit)                            (75,381)         3,660            (4,573)         (76,294)
   Equity adjustment from foreign
    currency translation                                  (18,174)        (7,853)            7,853          (18,174)
                                                 ----------------- --------------  ---------------- ----------------
   Total stockholders' equity                             654,971         24,717           (23,626)         656,062
                                                 ----------------- --------------  ---------------- ----------------

   Total liabilities and stockholders' equity         $ 1,880,412       $ 61,179         $ (51,828)     $ 1,889,763
                                                 ================= ==============  ================ ================







                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended March 31, 1998
                                   (unaudited)
                                 (in thousands)

                                                                              Non-
                                                            Guarantor       Guarantor
                                                            Companies       Companies      Eliminations     Consolidated
                                                            ---------       ---------      ------------     ------------

Operating revenue                                           $ 174,939        $ 12,625             $  -         $ 187,564
                                                       --------------- --------------- ---------------- -----------------

Operating expenses:
  Cost of goods sold                                           36,417           2,440                -            38,857
  Bowling center operating expenses                            72,849           5,864                -            78,713
  Selling, general, and administrative expenses                16,045             894                -            16,939
  Depreciation and amortization                                25,249           1,624              (83)           26,790
                                                       --------------- --------------- ---------------- -----------------
   Total operating expenses                                   150,560          10,822              (83)          161,299
                                                       --------------- --------------- ---------------- -----------------

Operating income                                               24,379           1,803               83            26,265
                                                       --------------- --------------- ---------------- -----------------

Nonoperating expenses (income):
  Interest expense                                             25,974               -                -            25,974
  Other expenses, net                                            (221)            794                -               573
  Interest income                                                (459)            (31)               -              (490)
  Equity in (income) loss of subsidiaries                         (69)              -               69                 -
                                                       --------------- --------------- ---------------- -----------------
Total nonoperating expenses                                    25,225             763               69            26,057
                                                       --------------- --------------- ---------------- -----------------

Income (loss) before income taxes                                (846)          1,040               14               208
Provision (benefit) for income taxes                             (535)            971                -               436
                                                       --------------- --------------- ---------------- -----------------

Net income (loss) before equity in loss of
   joint ventures                                                (311)             69               14              (228)
Equity in loss of joint ventures                                 (352)              -                -              (352)
                                                       --------------- --------------- ---------------- -----------------
Net income (loss)                                           $    (663)       $     69             $ 14         $    (580)
                                                       =============== =============== ================ =================







                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1998
                                   (unaudited)
                                 (in thousands)


                                                                                Non-
                                                                  Guarantor   Guarantor
                                                                  Companies   Companies  Eliminations  Consolidated
                                                                 ----------- ----------- -----------   -------------
Cash flows from operating activities:
  Net loss                                                         $   (663)    $    69        $ 14        $   (580)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                     25,249       1,624         (83)         26,790
   Equity in loss of joint ventures                                     352           -           -             352
   Deferred income taxes                                                  -           -           -               -
   Amortization of bond discount                                      5,667           -           -           5,667
   Equity in earnings of subsidiaries                                   (69)          -          69               -
   Loss on the sale of property and equipment, net                      269           -           -             269
   Changes in assets and liabilities:
    Accounts and notes receivable                                     7,616        (329)          -           7,287
    Receivables and payables - affiliates                            (2,406)      2,406           -               -
    Inventories                                                     (10,203)        126           -         (10,077)
    Other assets                                                     (2,106)         59           -          (2,047)
    Accounts payable and accrued expenses                           (16,181)        328           -         (15,853)
    Income taxes payable                                             (1,532)        859           -            (673)
    Other long-term liabilities                                         (40)          -           -             (40)
                                                                 ----------- ----------- -----------   -------------
   Net cash provided by operating activities                          5,953       5,142           -          11,095
                                                                 ----------- ----------- -----------   -------------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired             (60,792)     (4,823)          -         (65,615)
  Investments in and advances to joint ventures                      (4,565)          -           -          (4,565)
  Purchases of property and equipment                               (11,075)       (566)          -         (11,641)
  Proceeds from sale of property and equipment                          104           -           -             104
                                                                 ----------- ----------- -----------   -------------
   Net cash used in investing activities                            (76,328)     (5,389)          -         (81,717)
                                                                 ----------- ----------- -----------   -------------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs      72,000           -                      72,000
  Payments on long-term debt                                         (9,093)          -           -          (9,093)
  Contribution from parent                                            1,381           -           -           1,381
  Noncompete obligations                                               (258)          -           -            (258)
                                                                 ----------- ----------- -----------   -------------
   Net cash provided by financing activities                         64,030           -           -          64,030
                                                                 ----------- ----------- -----------   -------------
   Effect of exchange rates on cash                                     110         285           -             395
                                                                 ----------- ----------- -----------   -------------
   Net decrease in cash                                              (6,235)         38           -          (6,197)
   Cash and cash equivalents at beginning of period                  33,457       2,333           -          35,790
                                                                 ----------- ----------- -----------   -------------
   Cash and cash equivalents at end of period                      $ 27,222     $ 2,371         $ -        $ 29,593
                                                                 =========== =========== ===========   =============



Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Information in this report contains forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company"), including AMF Bowling Worldwide, Inc. ("Bowling Worldwide"), for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to execute successfully acquisition opportunities and to integrate acquired operations into its business, (ii) the continued development and growth of new bowling markets and the Company's ability to continue to identify those markets and to generate sales of products in those markets, (iii) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (iv) the Company's ability to retain experienced senior management, (v) the ability of AMF Bowling and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, (vi) the popularity of bowling as an activity in the United States and abroad and (vii) the continuation or worsening of economic difficulties currently being experienced by certain countries in the Asia Pacific region. In addition, actual results may differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (i) a decline in general economic conditions, (ii) an adverse judgment in pending or future litigation and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. Bowling Worldwide undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and AMF Group Holdings' Consolidated Financial Statements (unaudited) included elsewhere herein.

     The financial information presented below includes the Company's operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other net income or net expenses. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with U.S. generally accepted accounting principles.

General

     The Company is principally engaged in two business segments: (i) the ownership or operation of 399 U.S. bowling centers and 104 international bowling centers ("Bowling Centers"), including fourteen joint ventures operated with third parties, as of March 31, 1998; and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The results of Bowling Centers for the first quarter of 1998 reflect the inclusion of 140 centers acquired and one new center constructed since April 1, 1997.

Acquisitions

     The Company has continued, and expects to continue, its aggressive bowling center acquisition program. The Company is engaged in ongoing evaluations of and discussions with third parties regarding possible bowling center acquisitions. Management's plans to expand the bowling center operations are subject to, among other things, the availability of funds and the continuation of favorable economic and financial conditions, which are generally not within the Company's control.

     From January 1, 1998 through March 31, 1998, the Company acquired 29 bowling centers in the United States, two centers in the United Kingdom and two centers in Australia from unrelated sellers. Between March 31, 1998 and April 30, 1998, the Company acquired one bowling center in the United States, eleven centers in the United Kingdom and one center in Australia from unrelated sellers. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

                             AMF GROUP HOLDINGS INC.
                             Selected Financial Data
                                   (unaudited)
                            (in millions of dollars)
                                                                   Three Months
                                                                  Ended March 31,
                                                           ---------------------------
                                                             1998                1997
                                                           -------             -------
Bowling Centers (before intersegment eliminations)
Operating revenue                                          $ 150.5             $ 108.5
                                                           -------             -------
Cost of goods sold                                            13.4                 9.4
Bowling center operating expenses                             78.8                55.6
Selling, general, and administrative expenses                  1.5                 1.6
Depreciation and amortization                                 21.9                16.1
                                                           -------             -------
Operating income                                           $  34.9             $  25.8
                                                           =======             =======

Bowling Products (before intersegment eliminations)
Operating revenue                                          $  41.1             $  52.0
Cost of goods sold                                            29.3                31.2
                                                           -------             -------
Gross profit                                                  11.8                20.8
Selling, general, and administrative expenses                 11.7                 8.8
Depreciation and amortization                                  5.4                 4.8
                                                           -------             -------
Operating income  (loss)                                   $  (5.3)            $   7.2
                                                           =======             =======

Consolidated
Operating revenue                                          $ 187.6             $ 157.6
                                                           -------             -------
Cost of goods sold                                            38.9                38.1
Bowling center operating expenses                             78.7                55.3
Selling, general, and administrative expenses                 16.9                14.0
Depreciation and amortization                                 26.8                20.5
                                                           -------             -------
Operating income                                              26.3                29.7
Interest expense, gross                                       26.0                27.7
Other expense, net                                             0.2                 0.8
                                                           -------             -------
Income before income taxes                                     0.1                 1.2
Provision for income taxes                                     0.4                 1.1
                                                           -------             -------
Net income (loss) before equity in loss of  joint ventures    (0.3)                0.1
Equity in loss of joint ventures                              (0.3)                -
                                                           -------             -------
Net income (loss)                                          $  (0.6)            $   0.1
                                                           =======             =======


Selected Data:
   EBITDA
     Bowling Centers                                       $  56.8             $  41.9
     Bowling Products                                      $   0.1             $  12.0

   EBITDA margin
     Bowling Centers                                          37.7%               38.6%
     Bowling Products                                          0.2%               23.1%

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the three months ended March 31, 1998, bowling, food and beverage and other revenue represented 60.7%, 26.8% and 12.5% of total Bowling Centers revenue, respectively. For the three months ended March 31, 1997, bowling, food and beverage and other revenue represented 62.2%, 24.9% and 12.9% of total Bowling Centers revenue, respectively.

First Quarter of 1998 Compared to First Quarter of 1997

     Bowling Centers operating revenue increased $42.0 million, or 38.7%. An increase of $47.1 million is attributable to 155 new centers which were acquired and one new center which was constructed after December 31, 1996, of which $45.2 million is from U.S. centers, while $1.9 million is from international centers. Of these new centers, 140 centers were acquired and one center was constructed since April 1, 1997. Constant centers (centers in operation for at least one full fiscal year) operating revenue decreased $3.7 million, or 3.6%. U.S. constant centers revenue decreased $1.9 million primarily as a result of lower lineage (games per lane per day) caused by mild weather and aggressive acquisition activity. International constant centers operating revenue decreased $1.8 million primarily due to unfavorable exchange rate fluctuations in Australia, Japan, Mexico and France. On a constant exchange rate basis, international operating revenue would have increased $0.1 million in the first quarter of 1998 compared to first quarter of 1997. Most countries' results exceeded those of the prior year except Japan and Hong Kong which were affected by weak economies. A decrease of $1.4 million was attributable to seven centers which were closed since March 31, 1997.

     Cost of goods sold increased $4.0 million, or 42.6%, primarily as a result of the net increase in the number of centers.

Operating expenses increased $23.2 million, or 41.7%. An increase of $22.4 million was attributable to the net increase in the number of centers and an increase of $0.8 million was primarily attributable to increased regional staffing costs and increased advertising spending aimed at promoting the AMF national brand. As a percentage of its revenue, Bowling Centers operating expenses were 51.2% for the first quarter of 1997 compared to 52.4% for the first quarter of 1998.

     Selling, general and administrative expenses decreased $0.1 million, or 6.3%, primarily due to exchange rate fluctuations.

     EBITDA increased $14.9 million, or 35.5%, primarily as a result of the net increase in the number of centers. Additionally, Bowling Centers EBITDA was impacted by increased staffing and advertising spending and, internationally, by the unfavorable exchange rates as discussed above. EBITDA margin for the first quarter of 1998 was 37.7% compared to 38.6% in the first quarter of 1997.


Bowling Products

First Quarter of 1998 Compared to First Quarter of 1997

     Bowling Products operating revenue decreased $10.9 million, or 21.0%. New Center Package (defined as all the equipment necessary to outfit one bowling lane) ("NCP" or "NCPs") revenue decreased $6.1 million, or 25.6%, and Modernization and Consumer Products revenue decreased $4.8 million, or 17.1%. Operating results have been adversely impacted by current economic difficulties in certain markets of the Asia Pacific region which have reduced the order rate, level of shipments and backlog for NCPs and Modernization and Consumer Products sales. During the first quarter of 1998, Bowling Products recorded NCP shipments of 504 units compared to shipments of 897 units for the first quarter of 1997 and 1,013 units for the fourth quarter of 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased sales to Asia Pacific distributors and U.S. customers.

     Gross profit decreased $9.0 million, primarily as a result of the decreased levels of shipments, lower prices attributable to the strong U.S. dollar which resulted in competitive pricing pressure and Bowling Products' unabsorbed manufacturing overhead.

     Bowling Products selling, general and administrative expenses increased $2.9 million, or 33.0%, as a result of increases of $1.0 million in advertising expenses and $1.9 million related to staffing. Of the increase in staffing, $0.5 million was attributable to reclassification of expenses from Bowling Products cost of goods sold, $0.3 million was attributable to reclassification of expenses from Bowling Centers operating expenses and Corporate selling, general and administrative expenses, $0.5 million was attributable to increased staffing expenses primarily in the international sales offices, $0.4 million related to increased sales commissions, and $0.2 million related to the establishment of a regional office in Europe.

     Bowling Products EBITDA decreased $11.9 million, or 99.2%, and the Bowling Products EBITDA margin decreased from 23.1% in the first quarter of 1997 to 0.2% in the first quarter of 1998 as a result of the lower gross profit and increased selling, general and administrative expense discussed above.

Consolidated

Depreciation and Amortization

     Depreciation and amortization increased $6.3 million or 30.7% in the first quarter of 1998 compared to 1997. The increase is primarily attributable due to depreciation of property and equipment of centers acquired since March 31, 1997. Incremental depreciation expense was also incurred as a result of capital expenditures.

Interest Expense

     Gross interest expense decreased $1.7 million, or 6.1%, in the first quarter of 1998 compared to 1997. Interest savings associated with the reduction of bank debt and redemption of a portion of Bowling Worldwide's senior subordinated discount notes with proceeds of AMF Bowling's initial public offering (the "Initial Public Offering") were partially offset by interest incurred on increased levels of bank debt as a result of center acquisitions. See "Liquidity and Capital Resources" for further discussion of bank debt. Non-cash bond interest amortization totaled $5.7 million and $8.3 million for the three months ended March 31, 1998 and 1997, respectively.

Net Loss

     Net loss in the first quarter of 1998 was $0.6 million compared to net income of $0.1 million in the first quarter of 1997. The decrease of $0.7 million was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. Other expense decreased $0.6 million, or 75.0%, primarily as a result of foreign currency transaction gains experienced in the first quarter of 1998 compared to losses experienced in the first quarter of 1997. The provision for income taxes decreased $0.7 million in the first quarter of 1998 compared to the same period in 1997. The Company recorded $0.3 million in equity in loss of joint ventures in the first quarter of 1998.

Income Taxes

     Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

     In connection with the Acquisition, the two principal subsidiaries of the Company elected under Section 338 (h) (10) of the Code to treat the stock purchase in the Acquisition as a deemed asset acquisition for the purposes of U.S. federal income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and to treat any amortizable goodwill as tax deductible over fifteen years.

     As of December 31, 1997, the Company had net operating losses of approximately $110.0 million and foreign tax credits of $12.4 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company had not recorded a valuation reserve as of December 31, 1997 because the Company expects to utilize these net operating losses and foreign tax credits prior to their expirations.

Liquidity

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1997 was $44.0 million compared to $54.3 million as of March 31, 1998, an increase of $10.3 million. Increases in working capital were primarily attributable to an increase of $10.9 million in inventory balances primarily due to new product introductions, a decrease of $8.7 million in accounts payable and a net increase of $3.7 million in other current assets and liabilities. These increases were offset by a decrease of $6.2 million in cash primarily due to interest and principal payments on debt outstanding under the Credit Agreement and internal funding of bowling center acquisitions and a decrease of $6.8 million in accounts receivable as a result of increased collection efforts implemented in the first quarter of 1998.

     Net cash flows provided by operating activities were $23.6 million for the three months ended March 31, 1997 compared to $11.1 million for the three months ended March 31, 1998, a decrease of $12.5 million. A decrease of $28.0 million was caused by decreased levels of accounts payable and accrued expenses, a decrease of $2.6 million was attributable to lower levels of bond amortization resulting from the redemption of a portion of Bowling Worldwide's senior subordinated discount notes in connection with the Initial Public Offering and a decrease of $0.7 million was attributable to the net loss of $0.6 million recorded in the first quarter of 1998 compared to net income of $0.1 million in the same period in 1997. These decreases were offset by an increase of $11.4 attributable to lower levels of accounts receivable, an increase of $6.3 million in depreciation and amortization and a net increase of $1.1 million attributable to changes in other operating activities.

     Net cash flows used in investing activities were $40.3 million for the three months ended March 31, 1997 compared to net cash flows used of $81.7 million for the three months ended March 31, 1998. Bowling Center acquisition spending and purchases of property and equipment increased by $32.0 million and $4.7 million, respectively, in the first quarter of 1998 compared to the same period in 1997. In the first quarter of 1998, 33 centers were purchased compared to 15 centers in the same period in 1997. Investments in and advances to joint ventures totaled $4.6 million in the first quarter of 1998 compared to no investments in or advances to joint ventures in the first quarter of 1997. Other cash flows provided from investing activities decreased $0.1 million. See "Note
8. Acquisitions" and "Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $28.3 million for the three months ended March 31, 1997 compared to net cash provided of $64.0 million for the three months ended March 31, 1998, an increase of $35.7 million. Borrowings under the Credit Agreement increased $43.0 million primarily as a result of the increase in the number of centers acquired in the first quarter of 1998 compared to the same period in 1997. Payments on long-term debt were higher by $9.1 million in 1998 compared to 1997 because the 1997 first quarter payment actually occurred in the second quarter of 1997. In the first quarter of 1998, $1.4 million of common stock was issued. Of this amount, $1.2 was attributable to the Active West acquisition and $0.2 million related to employee stock option exercises. Net cash flows provided by other financing activities increased $0.4 million. See "Note 5. Long-Term Debt", "Note 7. Employee Benefit Plans", and "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements.

     As a result of the aforementioned, cash increased by $9.5 million for the three months ended March 31, 1997 compared to a decrease of $6.2 million for the three months ended March 31, 1998.

         For a description of the recent offering by AMF Bowling of its zero coupon convertible debentures, see "Note 10. Subsequent Event" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources" below.

Capital Resources

     The Company's total indebtedness increased substantially as a result of the Acquisition and the Company's ongoing bowling center acquisition program. At March 31, 1998, the Company's debt structure consisted of $684.3 million of Senior Debt, $250.0 million of senior subordinated notes and $194.9 million of senior subordinated discount notes. The Company's Senior Debt consisted of $437.2 million outstanding under the Term Facilities, $245.1 million outstanding under the Bank Facility and $2.0 million represented by one mortgage note. At March 31, 1998, the Company was also capitalized with equity of $656.1 million.

     The Company has the ability to borrow for general corporate purposes and for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At March 31, 1998, $109.9 million was available for borrowing under the Bank Facility. Between March 31, 1998 and April 30, 1998, additional borrowings under the Bank facility totaled $35.0 million and were used to fund the acquisitions of bowling centers described above and for general corporate purposes. At April 30, 1998, $280.1 million was outstanding under the Bank Facility.

         On May 12, 1998, AMF Bowling issued its zero coupon convertible debentures (the "Debentures") for gross proceeds of approximately $284.1 million. The Debentures, which were sold in a private placement to qualified institutional buyers, mature on May 12, 2018 and have a yield to maturity of 7% per annum. The Debentures were issued pursuant to an Indenture (the "Indenture") dated as of May 12, 1998 between AMF Bowling and The Bank of New York, as Trustee, at an original price of $252.57 per $1,000 principal amount at maturity. The Debentures are convertible at any time prior to maturity into shares of Common Stock at a conversion rate of 8.6734 shares per $1,000 principal amount at maturity. If held to maturity and not redeemed or repurchased by AMF Bowling, the Debentures will accrue to an aggregate principal amount at maturity of $1.125 billion. The Debentures are not entitled to a sinking fund.

         The Debentures are not redeemable at the option of AMF Bowling before May 12, 2003. Thereafter, the Debentures are redeemable for cash at the option of AMF Bowling at redemption prices specified in the Debentures, the form of which is attached as an annex to the Indenture.

         The Debentures will be purchased by AMF Bowling, at the option of holders of the Debentures, as of May 12, 2003, May 12, 2008 and May 12, 2013 for purchase prices specified in the Debentures. The Debentures may also be redeemed at the option of the holders of the Debentures upon the occurrence of a Change of Control (as defined in the Indenture) at redemption prices specified in the Debentures. AMF Bowling may elect to pay any such purchase price or redemption price in cash or Common Stock, or any combination thereof.

         AMF Bowling has reserved 9,757,575 shares of Common Stock for issuance upon conversion, redemption or repurchase of the Debentures.

         In connection with the issuance of the Debentures, AMF Bowling has agreed pursuant to a registration rights agreement (the "Registration Rights Agreement") to file with the Securities and Exchange Commission a shelf registration statement in respect of the Debentures and the Common Stock issuable on conversion, redemption or repurchase thereof. If the shelf registration statement has not been filed within 90 days, or declared effective within 180 days, after May 12, 1998, AMF Bowling must pay liquidated damages as specified in the Registration Rights Agreement. AMF Bowling has agreed to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all the securities registered thereunder and (ii) the expiration of the holding period applicable to non-affiliates of AMF Bowling under Rule 144(k) of the Securities Act of 1933 (which is currently two years).

     The net proceeds of the offering were approximately $275.6 million and were contributed by AMF Bowling as equity to Bowling Worldwide and used to repay senior bank indebtedness under the Credit Agreement. The senior bank indebtedness repaid remains available for reborrowing, and such repayment and resulting ability to reborrow will enable the Company to incur additional indebtedness under the Credit Agreement to fund the Company's ongoing bowling center acquisition program and for other corporate purposes.

     The foregoing descriptions of the Debentures, the Indenture and the Registration Rights Agreement are not complete and references are made to the Indenture (including the form of Debenture attached as an annex thereto) and the Registration Rights Agreement, filed as Exhibits 4.1 and 10.1, respectively, to this Form 10-Q for a more complete description of their terms.

     The Company has funded its cash needs through the Bank Facility as well as cash flow from operations. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the quarter ended March 31, 1998, the Company incurred cash interest expense of $19.9 million, representing 37.5% of EBITDA for the quarter. For the quarter ended March 31, 1997, the Company incurred cash interest expense of $18.9 million, representing 37.6% of EBITDA for the quarter.

     The indentures governing the senior subordinated notes and the senior subordinated discount notes and the provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of operations, management believes that available cash flow, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the senior subordinated notes and senior subordinated discount notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

Capital Expenditures

     For the three months ended March 31, 1998, the Company's capital expenditures were $11.6 million compared to $6.9 million for the three months ended March 31, 1997, an increase of $4.7 million. Bowling Centers maintenance expenditures increased $2.2 million attributable to the higher number of centers as a result of the Company's acquisition program, Bowling Products expenditures increased $1.9 million as a result of expenditures on production equipment for certain new products, and expenditures on company-wide information systems increased $1.3 million. These increases were offset by a net decrease of $0.7 million in other expenditure categories.

     The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash, the Bank Facility and issuances of common equity. The Company's management believes that after the issuance of the Debentures, the amount available under the Bank facility will be adequate to fund the Company's ongoing acquisition program at its current rate for approximately 12 months. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources" for discussions of funding of acquisitions of new bowling centers and a description of the Debentures.

Seasonality and Cyclicality

     On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's Bowling Centers, which operate across different regions of the U.S. and across eleven other countries, has provided stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which the Company operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, the seasonality described above may be accentuated. In Australia, where the Company has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. The Company's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. continue to show strong performance. Similarly, in regions with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities, bowling centers show strong performance. See "Note 9. Business Segments" in the Notes to Condensed Consolidated Financial Statements.

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

     The NCP category of Bowling Products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., South Korea and Taiwan) which, in the Company's experience, last five years or more. Current economic difficulties in certain markets of the Asia Pacific region have resulted in the reduction in the order rate, level of shipments and backlog for NCPs. See "--International Operations."

International Operations

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws.

     The Company has a history of operating in a number of international markets, in some cases, for over thirty years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate, level of shipments and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and modernization equipment as they await the return of economic stability to their regions. As of March 31, 1998, the NCP backlog was 1,612 units, which represents a reduction of 3.1% compared to a backlog of 1,663 units as of March 31, 1997, and a reduction of 6.6% compared to a backlog of 1,725 units as of December 31, 1997.

     For the quarter ended March 31, 1998, NCP sales and backlog to China, Japan and other Asia Pacific markets represented 53.2% and 62.2% of total NCP unit sales and backlog, respectively. For the year ended December 31, 1997, NCP sales and backlog to China, Japan and other Asia Pacific markets represented 72.7% and 70.4% of total NCP unit sales and backlog, respectively.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the quarter ended March 31, 1998, revenue and EBITDA of international bowling centers represented 13.4% and 12.8% of consolidated results, respectively. For the quarter ended March 31, 1997, revenue and EBITDA of international bowling centers represented 16.4% and 14.5% of consolidated results, respectively. For the year ended December 31, 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.

Backlog: Recent NCP Sales

     The total backlog of NCPs was 1,612 units as of March 31, 1998, representing a reduction of 6.6% compared to 1,725 units as of December 31, 1997, and a reduction of 3.1% compared to 1,663 units as of March 31, 1997. NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of its NCP orders. NCP shipments were 504 units for the three months ended March 31, 1998, representing a reduction of 50.3% compared to shipments of 1,013 units for the three months ended December 31, 1997, and a reduction of 43.8% compared to shipments of 897 units for the three months ended March 31, 1997, largely attributable to the recent economic difficulties in the Asia Pacific region. See "--International Operations."

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have an material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow.

Environmental Matters

     The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

     The Company currently and from time to time is subject to environmental claims. In management's opinion, the various claims in which the Company currently is involved are not likely to have a material adverse impact on its financial position or results of operations. However, it is not possible to ensure the ultimate outcome of such claims.

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

Recent Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132 "Employers' Disclosures About Pensions and Other Post-Retirement Benefits." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations. See "Note 2. Significant Accounting Policies - Comprehensive Income" in the Notes to Condensed Consolidated Financial Statements regarding adoption of SFAS No. 130.

Year 2000

     The Company is currently developing and installing new worldwide financial, information, retail and operational systems. Worldwide system implementation is expected to be complete by December 31, 1999. In connection with this implementation, system programs have been designed so that the year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. As of March 31, 1998, the Company spent a total of $14.8 million on systems installation. The Company expects to spend an additional $5.4 million to complete the installation. In addition, the Company sells automatic scoring that is computerized and has developed a software program for a cost to the Company of approximately $50,000 that will address the year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. The Company believes that the year 2000 issue is being appropriately addressed through the implementation of these new systems and software development and does not expect the year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows in future periods.






                                     PART II

Item 1. Legal

     The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims, and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

        4.1 Indenture, dated as of May 12, 1998, between AMF Bowling, Inc. and The Bank of New York, as trustee, with respect to zero coupon convertible debentures. (incorporated herein by reference to AMF Bowling's Form 10-Q for the quarter ended March 31, 1998 (File No. 001-13539)).

        10.1 Registration Rights Agreement, dated as of May 12, 1998, by and among AMF Bowling, Inc. and certain other parties thereto, with respect to zero coupon convertible debentures. (incorporated herein by reference to AMF Bowling's Form 10-Q for the quarter ended March 31, 1998 (File No. 001-13539)).

        27.1    Financial Data Schedule for the three months ended March 31,
                1998.

(b)       Reports on Form 8-K:  None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


 /s/ Stephen E. Hare                                 May 15, 1998
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer)


 /s/ Michael P. Bardaro                              May 15, 1998
---------------------------------
Michael P. Bardaro
Vice President, Corporate Controller
and Assistant Secretary
(Chief Accounting Officer)