Form 10-K
period 1998-12-31
AMF BOWLING WORLDWIDE INC
filed 1999-03-19
CIK 1015535

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER 001-12131




                           AMF BOWLING WORLDWIDE, INC.
             (Exact Name of Registrant as specified in its charter)
                                 ---------------

              DELAWARE                          13-3873272
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)          Identification No.)

                                8100 AMF DRIVE
                            RICHMOND, VIRGINIA 23111
          (Address of principal executive offices, including zip code)


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (804) 730-4000
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                        TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------------- ------------------------------------------
  10 7/8% Series B Senior Subordinated Notes Due 2006                      New York Stock Exchange
  12 1/4% Series B Senior Subordinated Discount Notes Due 2006             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     As of March 8, 1999, 100 shares of Registrant's common stock, par value $.01, were outstanding and held entirely by AMF Group Holdings Inc. None of the Registrant's common stock was held by non-affiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMF Bowling Worlwide, Inc. ("Bowling Worldwide" and, together with its subsidiaries, the "Company" or "AMF") is the largest owner or operator of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 40% of the world's current installed base of such equipment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers ("Bowling Centers"), consisting, as of December 31, 1998, of 421 U.S. bowling centers and 124 international bowling centers including 15 centers operated by joint ventures with third parties described below and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and consumable products, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and consumable products ("Bowling Products"). The Bowling Products business consists of two categories: (a) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center); and (b) Modernization and Consumer Products (which includes modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products essential to maintain operations of an existing center). See "Note 16. Business Segments" in the Notes to Consolidated Financial Statements.

     Bowling Worldwide is a wholly-owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Bowling, AMF Group Holdings and the Company were incorporated in Delaware in 1996 by an investor group led by GS Capital Partners II, L.P. (together with affiliated investment funds, "GSCP"), an affiliate of Goldman, Sachs & Co. AMF Group Holdings acquired all of the outstanding stock of the separate U.S. and foreign corporations that constituted substantially all of the Company's predecessor (the "Predecessor Company") for a total purchase price of approximately $1.37 billion (the "Acquisition"). AMF Bowling conducts all of its business through subsidiaries and has only limited management service operations of its own. AMF Group Holdings is a holding company. The principal assets in each are comprised of investments in subsidiaries.

     Since May 1996, the Company has acquired 229 centers in the U.S. and, as of February 28, 1999, owns or operates 421 U.S. centers. In addition, the Company has acquired 33 centers in selected international markets and, as of February 28, 1999, owns or operates 124 international centers, including 15 joint venture centers. In 1997, the Company entered into two joint ventures which operate one bowling center in China and 14 bowling centers in Brazil and Argentina, respectively. In addition, the Company's Michael Jordan Golf Company currently operates two golf practice ranges. The Company has agreed to build or acquire one additional golf practice range by the end of 1999. See "Item 6. Selected Financial Data" and "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements.

     In November 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to an initial public offering (the "Initial Public Offering"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources".


BUSINESS SEGMENTS

     BOWLING CENTERS

     In the United States, AMF is the largest operator of bowling centers, with 421 bowling centers (as of February 28, 1999) in 40 states and Puerto Rico. Outside the United States, AMF is also the largest operator of bowling centers, with (as of February 28, 1999) 124 centers in ten countries: Australia (46), the United Kingdom (37), Mexico (9), Japan (4), China (including Hong Kong)
(7), Argentina (2), Brazil (12), France (4), Spain (2), and Canada (1). Of the U.S. centers, 207 were acquired as part of the Acquisition (17 of which were subsequently closed), 229 were acquired thereafter and two were constructed. Of the international centers, 78 were acquired as part of the Acquisition, 33 were acquired thereafter, including 22 in the United Kingdom and ten in Australia, one in Japan was closed, and one in Switzerland was sold. The international centers include one in China, two in Argentina and 12 in Brazil, all of which are operated as part of two joint ventures.

     The Bowling Centers business derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources such as shoe rental, amusement games, billiards and pro shops. In

1998, bowling, food and beverage and other revenue represented 58.8%, 27.2%, and 14.0% of total Bowling Centers revenue, respectively.

     Bowling revenue, the largest portion of a bowling center's revenue and profitability, is derived from league, tournament and recreational play. Food and beverage sales occur primarily through snack bars that offer snack foods, soft drinks and, at many centers, alcoholic beverages. AMF has acquired several centers with large sports bars that provide a large portion of such centers' revenue. Other revenue is derived from shoe rental and the operation of amusement games, billiards and pro shops. The shoe rental business is driven primarily by recreational bowlers who usually do not own bowling shoes.


     BOWLING PRODUCTS

     The Company manufactures and sells bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and modernization parts, and resale products, such as bowling balls, bags, shoes and other bowlers' aids, sold primarily through pro shops. The bowling products business consists of two categories: (i) NCPs and
(ii) Modernization and Consumer Products.

     NCPs include the bowling equipment necessary to outfit new or expand existing bowling centers, such as lanes, pinspotters, automatic scoring equipment, bowler seating, ball returns, masking units and bumpers. NCP sales generally follow the trends in the growth of bowling. Traditionally, as bowling has been introduced and becomes popular in new markets, the economics of constructing and operating bowling centers become attractive and drive demand for NCPs. For at least the last 15 years, the majority of NCP sales have been to international markets. Until recently, this international trend was fueled by the growth of bowling in several countries, particularly China, South Korea and Taiwan. Current economic difficulties in Asia Pacific and other regions have adversely affected NCP shipments and backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Sales of Modernization and Consumer Products to bowling center operators who manage the installed base of bowling equipment have traditionally provided a somewhat more stable base of recurring revenue. These products include modernization equipment, both proprietary and standard spare parts for existing equipment and other products including pins, shoes and supplies. Some of these products, such as bowling pins, should be replaced on approximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are often required to maintain a customer base.

     In addition to bowling equipment and supplies, AMF manufactures and sells billiards tables under the Renaissance and PlayMaster brand names.


BUSINESS STRATEGY

     The Company is pursuing a three-part strategy to (i) consolidate the U.S. bowling center industry, (ii) build a nationally-recognized AMF brand of bowling centers and (iii) manufacture, market and distribute its bowling products on a global basis.

     With respect to Bowling Centers, the Company's primary focus is on improving center operations and financial performance which is fundamental to its consolidation strategy. In connection with this effort, the Company is implementing programs to (i) increase customer satisfaction, (ii) improve training of center managers and staff, (iii) more effectively market and promote bowling to increase bowling center traffic, and (iv) improve league bowler recruitment and retention. While the primary focus is on bowling revenues, Bowling Centers has increased non-bowling revenue by expanding and improving its food and beverage product offerings along with other programs aimed at growing ancillary revenues. While the Company's intention is to continue its efforts to consolidate the U.S. bowling center industry by purchasing additional bowling centers, the Company's acquisition pace has recently been curtailed so that management can focus on improving financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale.

     The Company's Bowling Products business markets and distributes bowling products in global markets. Under current market conditions, Bowling Products is reducing the cost structure associated with the Bowling Products business. The Company has enacted a comprehensive cost reduction program that addresses both manufacturing costs and global selling, general and administrative costs. Its product development efforts are focused on improving its current offerings and introducing new products that will appeal to a worldwide base of center operators. These initiatives are designed to expand the Company's presence in the relatively more stable Modernization and Consumer Products markets.


SEASONALITY AND MARKET DEVELOPMENT CYCLES

     Financial performance of Bowling Centers is seasonal in nature, with cash flows typically peaking in the winter months and reaching their lows in the summer months. While the geographic diversity of Bowling Centers operations has historically helped to reduce this seasonality, the increase in U.S. centers attributable to the Company's acquisition program has accentuated the seasonality of financial performance of the Bowling Centers business.

     Modernization and Consumer Products sales also display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. While proprietors purchase Consumer Products throughout the year, they often place larger orders during the summer in preparation for the fall start of leagues. Summer is also often the peak period for modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

     NCP sales experience significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which times sales to that market decline, sometimes rapidly. Management believes market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., Japan, South Korea, Taiwan) which, in AMF's experience, last five years or more. Current economic difficulties in Asia Pacific and other regions have resulted in the reduction in the shipments and backlog for NCPs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Market Development Cycles."


INDUSTRY AND COMPETITION

     BOWLING CENTERS

     Bowling is both a competitive sport and a recreational activity and faces competition from numerous alternative activities. The success of AMF's bowling operations is subject to consumers' continued interest in bowling, the availability and cost of other sports, recreational and entertainment alternatives and the amount of leisure time, as well as various other social and economic factors over which AMF has no control.

     The Company's centers also compete with other bowling centers. The Company competes primarily through the quality, appearance and location of its facilities and through the range of amenities and service level offered. See "Management's Discussion of Financial Condition and Results of Operations -- Bowling Centers."

     As shown in the table below, the U.S. bowling center industry is highly fragmented, and consists of two relatively large bowling center operators, AMF (which had 421 U.S. centers as of December 31, 1998) and Brunswick Corporation ("Brunswick") (which had approximately 115 U.S. centers as of December 31,
1998), three medium-sized chains, which together account for 54 bowling centers, and over 5,000 bowling centers owned by single-center and small-chain operators, which typically own four or fewer centers. The top five operators (including AMF) account for approximately 10.4% of the total number of U.S. bowling centers.

                       U.S. BOWLING CENTER INDUSTRY (a)


                                                  NUMBER OF
         OPERATOR                                 LOCATIONS   % OF TOTAL
         -----------------------------------      ----------- -----------
         AMF ......................................   421         7.4%
         Brunswick ................................   115         2.0
         Bowl America .............................    23         0.4
         Mark Voight ..............................    16         0.3
         Bowl New England .........................    15         0.3
                                                      ---       -----
            Subtotal...............................   590        10.4
         Single-center and small-chain operators... 5,087        89.6
                                                    -----       -----
            Total ................................. 5,677       100.0%
                                                    =====       =====

---------
(a) AMF estimate at December 31, 1998.

     The international bowling center industry is also highly fragmented. There are typically few chain operators in any one country and a large number of single-center operators. AMF generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well positioned in Australia, the United Kingdom and Mexico.

     In the United States, the operation of bowling centers generally has been characterized by slightly declining lineage (number of games bowled per lane per day), offset by increasing average price per game. Total lineage, according to an industry source, has declined despite an average annual increase in the total number of people bowling since 1987. This trend is largely a result of a decline in league participation, partially offset by an increase in recreational (i.e., non-league) play, resulting in more people bowling, but bowling less frequently. Bowling center operators have sought to offset the decrease in overall lineage by increasing prices and creating additional sources of income. Prior to 1998, AMF's U.S. lineage remained relatively stable due to its ability to retain existing league bowlers and attract new league and recreational bowlers. In 1998, however, the Company experienced a decline in lineage which it was unable to offset with price increases. The Company is focusing on improving the financial performance of its bowling centers. See
"-- Business Strategy." Internationally, although trends vary by country, certain of the markets in which AMF operates experienced increasing competition as they matured, resulting in declining lineage.


     BOWLING PRODUCTS

     AMF and Brunswick are the two largest manufacturers of bowling center equipment, and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. The Company also competes with smaller, often regionally focused companies in certain product lines. Management estimates that AMF accounts for approximately 40% of the worldwide installed base of bowling center equipment.


INTERNATIONAL OPERATIONS

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs and tariffs, value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales or on its results of operations.

     AMF has a history of operating in a number of international markets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in those markets. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Economic difficulties in Asia Pacific and other regions contributed to a reduction in the level of shipments for NCPs. The limited availability of financing for customers to construct new bowling centers also contributed to the reduction of orders. As of December 31, 1998, the NCP backlog was 1,078 which is a reduction of 37.5% compared to December 31, 1997. As of February 28, 1999, the NCP backlog was 865, which is a 19.8% reduction compared to December 31, 1998 and a 49.9% reduction compared to December 31, 1997.

     NCP unit sales to China, Japan and other Asia Pacific markets represented 52.8% for the year ended December 31, 1998 compared to 72.7% for the year ended December 31, 1997. NCP unit backlog related to China, Japan and other Asia Pacific markets represented 70.6% of total NCP unit backlog at February 28, 1999 compared to 74.2% at December 31, 1998 and 70.4% at December 31, 1997.

     Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the years ended December 31, 1998 and 1997, revenue of international bowling centers represented 15.6% and 14.6% of consolidated results, respectively. For the years ended December 31, 1998 and 1997, EBITDA of international bowling centers represented 24.3% and 16.0% of consolidated results, respectively.

     In December 1996, China extended through June 1997 the concession allowing foreign investment enterprises to import capital equipment without customs duty or value added tax ("VAT"). From July 1997 to approximately June 1998, there was sporadic enforcement of the new policy requiring full customs duty and VAT. In addition, the nominal customs duty rate for bowling equipment was cut by approximately 50% in 1997. Purchasers of bowling equipment used import facilitators throughout this period to import at favorable duty and VAT rates.

     In approximately July 1998, China significantly strengthened its import restrictions and virtually eliminated the customs duty-free and VAT-free importation of new and used capital goods. In the second half of 1998, the customs authorities also began stringently enforcing a new policy passed without advance notice in early 1998 forbidding the importation of used capital equipment without permits. Permits for the importation of used bowling equipment have proven quite difficult to obtain. During the second half of 1998 and the beginning of 1999, AMF customers used facilitators for importing AMF equipment, but they have done so primarily as a vehicle for purchasing the equipment in local currency and not as a means to reduce customs duties and VAT.

     Local Chinese companies are not subject to the same restrictions. In 1997, a Chinese company, Shanghai Zhonglu Industrial Co., Ltd., began production of locally-manufactured low-end bowling equipment and has experienced significant acceptance by local customers. This equipment is not subject to the customs duties that affect imported equipment.

EMPLOYEES

     BOWLING CENTERS

     As of December 31, 1998, Bowling Centers had approximately 14,489 full- and part-time employees worldwide. The Company believes that its relations with its Bowling Centers employees are satisfactory.

                                           NUMBER OF
COUNTRY                                  EMPLOYEES (a)
--------------------------------------- --------------
  United States .......................     11,703
                                            ------
  International:
  Australia ...........................      1,255
  United Kingdom ......................        935
  Mexico ..............................        240
  China (including Hong Kong) .........        143
  France ..............................         97
  Japan ...............................         61
  Spain ...............................         33
  Canada ..............................         22
                                            ------
  Total International .................      2,786
                                            ------
  Total Worldwide .....................     14,489
                                            ======

---------
(a) Numbers vary depending on the time of year.


     BOWLING PRODUCTS

     As of December 31, 1998, Bowling Products had approximately 986 full-time employees worldwide. The Company believes that its relations with its Bowling Products employees are satisfactory. Employees are divided along functional lines as shown in the table below.

                                  NUMBER OF
SEGMENT                           EMPLOYEES
---------------------------      ----------
  Manufacturing ...............     674
                                    ---
  Sales:
      Asia Pacific ............     163
      Europe ..................      83
      Americas ................      54
      Australia ...............      12
                                    ---
        Total Sales ...........     312
                                    ---
        Total Worldwide .......     986
                                    ===

     CORPORATE

     As of December 31, 1998, corporate had approximately 208 full-time employees. The Company believes that its relations with its corporate employees are satisfactory.

ITEM 2.  PROPERTIES

BOWLING CENTERS

     As of December 31, 1998, AMF operated 421 bowling centers and related facilities in the United States and 124 centers in ten other countries. A regional list of these facilities is set forth below:


                                 U.S. CENTERS*



                            NUMBER OF   NUMBER OF
REGION                      DISTRICTS   LOCATIONS   OWNED   LEASED
-------------------------- ----------- ----------- ------- -------
    Northeast ............       5          67        41      26
    Mid-Atlantic .........       6          66        42      24
    Southeast ............       5          66        45      21
    Southwest ............       6          73        57      16
    Midwest ..............       5          67        46      21
    West .................       6          80        33      47
                                 -          --        --      --
     Total ...............      33         419       264     155
                                ==         ===       ===     ===

---------
* AMF operates two centers for an unrelated party. These centers are neither owned nor leased by AMF and, therefore, are not included in the foregoing table. In addition, the Company operates two golf practice ranges, one each in Aurora, Illinois and Charlotte, North Carolina.

                            INTERNATIONAL CENTERS*

                                              NUMBER OF
COUNTRY                                       LOCATIONS   OWNED   LEASED
-------------------------------------------- ----------- ------- -------
        Australia ..........................      46        27      19
        United Kingdom .....................      37        14      23
        Mexico .............................       9         5       4
        China, including Hong Kong .........       6         0       6
        Japan ..............................       4         0       4
        France .............................       4         1       3
        Spain ..............................       2         0       2
        Canada .............................       1         1       0
                                                  --        --      --
           Total ...........................     109        48      61
                                                 ===        ==      ==

---------
* The table excludes one bowling center operated by the Company's Hong Leong joint venture and 14 bowling centers operated by its Playcenter joint venture. See "Business -- General Development of Business."

     AMF's leases are subject to periodic renewal. Forty-two of the U.S. centers have leases which expire during the next three years. Twenty-six of such leases have renewal options. Sixteen of the international centers have leases which expire during the next three years. Nine of such leases have renewal options. The Company generally has not had difficulty renewing leases.


BOWLING PRODUCTS

     As of December 31, 1998, AMF owned or leased facilities at five locations in the United States, four of which are used for its Bowling Products business and one of which is used for its billiards business. AMF also leased facilities at 29 international locations which are used as offices or warehouses.

                                U.S. FACILITIES

                                                                                APPROXIMATE    OWNED/
       LOCATION                               PRODUCTS                        SQUARE FOOTAGE   LEASED
---------------------- ----------------------------------------------------- ---------------- -------
Richmond, VA ......... World headquarters, pinspotters, automatic scoring,        360,000      Owned
                       synthetic lanes, other capital equipment, consumer
                       products, used pinspotters                                  54,000      Leased

Lowville, NY ......... Pins and wood lanes                                        121,000      Owned
                                                                                   50,000      Owned
Golden, CO ........... Lane maintenance equipment (Century) (1)                    50,000      Leased
Bland, MO ............ Billiards tables (AMF Billiards and Games)                  37,210      Owned
                                                                                   33,373      Leased
                                                                                   32,000      Owned
                                                                                   24,000      Owned
                                                                                   16,000      Owned
                                                                                   11,000      Leased
Miami, FL ............ Office                                                         200      Leased

---------
(1) Relocated to Richmond, Virginia facility February 28, 1999.

                           INTERNATIONAL FACILITIES

                                                               APPROXIMATE    OWNED/
LOCATION                                       FUNCTIONS     SQUARE FOOTAGE   LEASED
------------------------------------------ ---------------- ---------------- -------
 Emu Plains, Australia ...................      Office              400       Leased
                                               Warehouse         10,100       Leased
 Brussels, Belgium .......................      Office            1,000       Leased
 Toronto, Canada .........................      Office              400       Leased
                                               Warehouse          2,100       Leased
 Beijing, China ..........................      Office              390       Leased
 Guangzhou, China ........................      Office              380       Leased
                                               Warehouse          1,650       Leased
 Hong Kong ...............................      Office            2,500       Leased
                                                Office            1,125       Leased
 Shanghai, China .........................      Office              400       Leased
 Levallois-Perret, France ................      Office              984       Leased
                                               Warehouse          1,470       Leased
 Mainz-Kastel, Germany ...................      Office              656       Leased
                                               Warehouse          1,650       Leased
 Bangalore, India ........................      Office            1,050       Leased
 New Delhi, India ........................      Office            2,000       Leased
 Yokohama, Japan .........................      Office            4,626       Leased
                                               Warehouse          8,888       Leased
                                            Service Center        1,634       Leased
 Seoul, South Korea ......................      Office            5,119       Leased
                                               Warehouse          7,472       Leased
 Mexico City, Mexico .....................      Office            1,300       Leased
                                               Warehouse         11,431       Leased
 Warsaw, Poland ..........................      Office              209       Leased
 Granna, Sweden ..........................      Office            4,515       Leased
                                               Warehouse         12,705       Leased
 Hemel Hempstead, United Kingdom .........      Office           11,500       Leased
                                               Warehouse         11,770       Leased

ITEM 3.  LEGAL PROCEEDINGS

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38

NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF.

     The Company believes Hai Heng's claim is a warranty issue and that Hai
Heng is not entitled to recover the purchase price, lost profits or the cost of storage. The Company continues to believe that Hai Heng's claim is substantially without merit, and furthermore, based on the advice of local legal counsel, the Company believes that the judicial process leading up to the trial court award and the judgment issued by the People's Court involved significant procedural and other legal defects. Hai Heng has begun to exercise its rights to enforce the collection of the judgment. The Company intends to continue to pursue all available defenses. Among other things, AMF Bowling Products intends to seek an appeal to the Supreme People's Court in Beijing (the "Supreme Court") and a stay of the execution of the judgment. The granting of an appeal is discretionary with the Supreme Court.

     Due to a number of uncertainties inherent in the litigation process in these jurisdictions, the Company can give no assurance on the likelihood of success of its appeal efforts or the ultimate outcome of the Hai Heng litigation. However, management does not believe that the outcome of the action will have a material adverse impact on the financial position of the Company.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and personal injury claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.


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

     The Company currently and from time to time is subject to environmental claims. It is the opinion of management that the various asserted claims in which the Company currently is involved are not likely to have a material adverse impact on its financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims.

     AMF cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of producing AMF's products, or providing its services, or otherwise adversely affect the demand for its products or services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR AMF BOWLING WORLDWIDE COMMON EQUITY AND RELATED INVESTOR MATTERS

     The common stock, $.01 par value, of Bowling Worldwide is wholly-owned by AMF Group Holdings. Bowling Worldwide intends to retain earnings, if any, for use in the Company's business.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the fiscal years indicated were derived from AMF Group Holdings' audited consolidated financial statements for the years ended December 31, 1998 and December 31, 1997, the period ended December 31, 1996, and the Predecessor Company's audited combined financial statements for the four months ended April 30, 1996, and the years ended December 31, 1995 and 1994. The consolidated pro forma results set forth below are presented as if the Acquisition had occurred on January 1, 1996, and are based on the Predecessor Company's statement of income for the period ending April 30, 1996, AMF Group Holdings' statement of operations from its inception through December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting. See "Note 3. Pro Forma Results of Operations" in the notes to consolidated financial statements of AMF Group Holdings. The data should be read in conjunction with AMF Group Holdings' Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere herein.

     The comparability of the selected financial data is affected by the Company's bowling center acquisition program. In 1996, the Company acquired 57 bowling centers from unrelated sellers. The combined purchase price was $108.0 million. In 1997, the Company acquired 122 bowling centers from a number of unrelated sellers. The combined purchase price was $232.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total). In 1998, the Company acquired 83 bowling centers from a number of unrelated sellers. The combined purchase price was $156.8 million. While the Company's intention is to continue its efforts to consolidate the U.S. bowling center industry by purchasing additional bowling centers, the Company recently has curtailed the pace of its acquisitions so that management can focus on improving the financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale. See "Item 1. Business -- General Development of Business" and "Note 13. Supplemental Disclosures to the Consolidated Statements of Cash Flows" and "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements.

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


                                                                                                                        FOUR MONTHS
                                                               FOR THE YEAR ENDED DECEMBER 31,                             ENDED
                                         ---------------------------------------------------------------------------     APRIL 30,
                                                                    (DOLLARS IN MILLIONS)                              ------------
                                                                               AMF GROUP HOLDINGS, INC.                 PREDECESSOR
                                                                  --------------------------------------------------      COMPANY
                                           PREDECESSOR COMPANY                                                         ------------
                                         ------------------------  PRO FORMA
                                             1994         1995      1996 (a)    1996 (b)       1997         1998           1996 (c)
                                         ------------ ----------- ----------- ------------ ------------ ---------------------------
INCOME STATEMENT DATA:
Operating revenue ....................... $   517.8       564.9    $  548.9     $  384.8     $  713.7     $  738.1         $ 164.9
                                          ---------      ------    --------     --------     --------     --------         -------
Cost of goods sold ......................     196.0       184.1      173.6        130.5        212.6        202.2            43.1
Bowling center operating expenses .......     115.2       166.5      178.8        123.7        251.2        335.7            80.2
Selling, general and administrative
 expenses ...............................      57.1        50.8       51.0         35.1         64.5         63.8            35.5
Depreciation and amortization ...........      24.8        39.1       73.5         49.4        102.5        120.3            15.1
                                          ---------      ------    --------     --------     --------     --------         -------
Operating income (loss) .................     124.7       124.4       72.0         46.1         82.9         16.1            (9.0)
Interest expense, gross .................       7.4        15.7      106.2         78.0        118.4        101.9             4.5
Other income (expense), net .............      (1.5)        0.2        3.6          3.7         (8.2)        (5.5)           (0.1)
                                          ----------     ------    --------     --------     --------     --------         -------
Income (loss) before income taxes .......     115.8       108.9      (30.6)       (28.2)       (43.7)       (91.3)          (13.6)
Provision (benefit) for income taxes ....      16.5        12.1       (9.0)        (8.6)       (12.9)         7.3            (1.7)
                                          ----------     ------    --------     --------     --------     --------         -------
Net income (loss) before equity in loss
 of joint ventures and extraordinary
 items ..................................      99.3        96.8      (21.6)       (19.6)       (30.8)       (98.6)          (11.9)
Equity in loss of joint ventures,
 net of  tax ............................         --          --         --           --        (1.4)        (8.2)             --
                                          ----------     -------   --------     --------     --------     --------         -------
Net income (loss) before extraordinary
 items ..................................      99.3        96.8      (21.6)       (19.6)       (32.2)      (106.8)          (11.9)
Extraordinary items, net of tax .........         --          --         --           --       (23.4)          --              --
                                          ----------     -------   --------     --------     --------     --------         -------
Net income (loss) ....................... $    99.3    $   96.8   $  (21.6)   $   (19.6)   $   (55.6)   $  (106.8)       $  (11.9)
                                          ==========   =========  =========    =========    =========    =========        ========
Ratio of earnings to fixed
 charges (e) ............................      10.3x       6.1x         --           --           --           --              --
SELECTED DATA:
EBITDA .................................. $   149.5    $  163.5   $  145.5     $   95.5     $  185.4     $  136.4        $    6.1
EBITDA margin ...........................      28.9%       28.9%      26.5%        24.8%        26.0%        17.6%           3.7%






                                                  AS OF DECEMBER 31,
                               ---------------------------------------------------------
                                                 (DOLLARS IN MILLIONS)
                                PREDECESSOR COMPANY        AMF GROUP HOLDINGS, INC.
                               ---------------------- ----------------------------------
                                  1994        1995       1996        1997        1998
BALANCE SHEET DATA:            ---------- ----------- ---------- ----------- -----------
Working capital (d) ..........  $  16.9    $   29.2    $    7.9   $   44.0    $   59.5
Goodwill .....................       --          --       771.1      772.3       772.7
Total assets .................    410.2       400.4     1,593.9    1,831.8     1,956.0
Total debt ...................    186.1       167.4     1,091.3    1,060.6     1,047.1
Stockholder's equity .........    132.4       161.5       408.7      653.9       803.9
Total capital ................    318.5       328.9     1,500.0    1,714.5     1,851.0


---------
(a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.
(b) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes the results of operations of the acquired business from May 1, 1996 through December 31, 1996.
(c) Represents results of operations from January 1, 1996 through April 30,
    1996.
(d) Predecessor Company amounts reflect elimination of affiliate receivables and payables.
(e) The ratios of earnings to fixed charges are computed by dividing earnings by the fixed charges. Earnings consist of net income plus fixed charges and income taxes. Fixed charges consist of interest expense, amortization of debt issuance costs, and the portion of rent expense considered to represent interest. For the years ended December 31, 1998 and 1997, AMF had a deficiency of earnings to fixed charges of $91.3 million and $43.7 million, respectively. For the year ended December 31, 1996, on a pro forma basis, AMF had a deficiency of earnings to fixed charges of $30.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in this report contains certain forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability to integrate acquired operations into its business, (ii) the Company's ability to execute its long-term strategies, including to identify, finance and execute further acquisitions, (iii) the development and growth of new bowling markets and the Company's ability to identify those markets and to generate sales of products in those markets, (iv) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (v) the Company's ability to hire and retain experienced senior management, (vi) the ability of Bowling Worldwide and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, (vii) the popularity of bowling as an activity in the United States and abroad, (viii) the continuation or worsening of economic difficulties currently being experienced by certain countries in Asia Pacific and other regions, (ix) fluctuations in currency exchange rates which affect translation of operating results and (x) increased competitive pressure from current competitors and future market entrants. In addition, actual results may differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (a) a decline in general economic conditions and (b) an adverse judgment in pending or future litigation. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


BACKGROUND

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Group Holdings' Consolidated Financial Statements included elsewhere herein.

     Management believes that comparison of the results of operations for the years ended December 31, 1997, on a historical basis, and 1996, on a pro forma basis, is appropriate. This is due primarily to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition in 1996 and from the increased interest expense due to the debt incurred in connection with the Acquisition. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.


PERFORMANCE BY BUSINESS SEGMENT

     BOWLING CENTERS

     Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. In 1998, bowling, food and beverage and other revenue represented 58.8%, 27.2% and 14.0% of total Bowling Centers revenue, respectively.

The results shown below reflect both U.S. and international Bowling Centers operations.



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                               (DOLLARS IN MILLIONS)
                                                         PRO FORMA
                                                         1996 (a)      1997         1998
                                                        ---------- ------------ ------------
BOWLING CENTERS (before intersegment eliminations):
Operating revenue .....................................  $ 307.3    $  429.1     $  540.9
                                                         -------    --------     --------
Cost of goods sold ....................................     27.5        39.9         54.5
Bowling center operating expenses .....................    177.2       252.5        338.5
Selling, general and administrative expenses ..........      7.0         6.3          5.8
Depreciation and amortization .........................     56.2        82.8         97.4
                                                         -------    --------     --------
Operating income ......................................  $  39.4    $   47.6     $   44.7
                                                         =======    ========     ========
SELECTED DATA:
EBITDA ................................................  $  95.6    $  130.4     $  142.1
EBITDA margin .........................................      31.1%       30.4%        26.3%
Number of centers, end of period ......................       341         470          545
Number of lanes, end of period ........................    11,782      16,315       18,858

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

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997. Bowling Centers operating revenue increased $111.8 million, or 26.1%. An increase of $133.6 million was attributable to new centers, of which $113.0 million was from U.S. centers, and $20.6 million was from international centers. U.S. constant centers (centers in operation for at least one full fiscal year) revenue decreased $9.2 million, or 3.7%, primarily as a result of lower lineage, integrating newly acquired centers, nationally branded chain development activities, record-setting hot weather which adversely affected customer visits in the summer months and the later start of league play in 1998. International constant centers revenue decreased $7.8 million, or 8.4%, primarily due to unfavorable currency translation of results. On a constant exchange rate basis, international operating revenue would have increased $1.7 million, or 1.8%. A decrease in operating revenue of $4.8 million was primarily attributable to the closing of nine U.S. centers in 1998.

     Cost of goods sold increased $14.6 million, or 36.6%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $86.0 million, or 34.1%, of which approximately $86.2 million was attributable to new centers, including $74.9 million attributable to U.S. centers and $11.3 million attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 58.8% for the year ended December 31, 1997 compared to 62.6% for the year ended December 31, 1998, primarily as a result of nationally branded chain development activities.

     A decrease of $0.5 million, or 7.9%, in selling, general and administrative expenses was primarily attributable to expense management.

     An increase of $11.7 million, or 9.0%, in EBITDA was attributable to new centers. EBITDA margin in 1998 was 26.3% compared to 30.4% in 1997 primarily as a result of nationally branded chain development activities.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. Bowling Centers operating revenue increased $121.8 million, or 39.6%. An increase of $125.8 million was attributable to new centers, of which $116.5 million was from U.S. centers, and $9.3 million was from international centers. An increase of $1.1 million, or 0.4%, in constant centers revenue was primarily a result of an increase in revenue in the Northeastern United States, a region in which the Company has a large number of centers and which experienced severe weather conditions during the first quarter of 1996. The increase in constant centers revenue for the year ended December 31, 1997 compared to the same period in 1996 was net of $1.0 million additional revenue in

1996 due to leap year, a $3.0 million decrease in revenue from the Japanese centers in 1997, which was primarily caused by recent poor economic conditions in Japan, and a decrease of $1.0 million in operating revenue in the third quarter of 1997 compared to the same period in 1996 which resulted from pricing specials used in the U.S. and international centers to overcome lower lineage which resulted from the hot, dry weather in these regions. Excluding these special items, constant center revenue would have increased $6.1 million, or 2.2%, in the year ended December 31, 1997 compared to the same period in 1996. A decrease in operating revenue of $5.1 million was primarily attributable to the closing of a total of eight U.S. centers in May 1996, and February, May and December 1997.

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



                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                              (DOLLARS IN MILLIONS)
                                                       PRO FORMA
                                                        1996 (a)      1997         1998
                                                      ----------- ------------ ------------
BOWLING PRODUCTS (before intersegment eliminations):
Operating revenue .................................... $ 252.1     $  299.3      $  212.5
Cost of goods sold ...................................   153.3        185.7        159.6
                                                       -------     --------      --------
Gross profit .........................................    98.8        113.6         52.9
Selling, general and administrative expenses .........    36.2         42.8         42.2
Depreciation and amortization ........................    18.5         19.8         22.5
                                                       -------     --------      --------
Operating income (loss) .............................. $  44.1     $   51.0     $  (11.8)
                                                       =======     ========     =========
SELECTED DATA:
Gross profit margin ..................................    39.2%        38.0%        24.9%
EBITDA ............................................... $  62.6     $   70.8     $   10.7
EBITDA margin ........................................    24.8%        23.7%         5.0%
New Center Packages sold .............................   3,029        4,576        2,466
New Center Packages backlog end of period (b) ........   1,426        1,725        1,078

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

(b) NCP orders included in the backlog are routinely cancelled by customers for a number of reasons, including the unavailability of financing. Accordingly, the Company has experienced, and, especially as a result of economic difficulties experienced by certain markets, expects to continue to experience, the cancellation of a portion of such orders. The backlog as of February 28, 1999 was 865 units, which represents a reduction of 19.8% compared to a backlog of 1,078 units as of December 31, 1998. See
    "-- Backlog; Recent NCP Sales."

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997. Bowling Products operating revenue decreased $86.8 million, or 29.0%, due to a decrease of $74.6 million, or 45.2%, in NCP revenue, and a decrease of $12.2 million, or 9.1%, in Modernization and Consumer Products revenue. Operating results have been adversely impacted by current economic difficulties in Asia Pacific and other regions which have reduced the level of shipments for NCPs and Modernization and Consumer Products sales. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the year ended December 31, 1998, Bowling Products recorded NCP shipments of 2,466 units compared to shipments of 4,576 units for the year ended December 31, 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased sales to Asia Pacific customers because of adverse economic conditions and decreased Modernization sales to U.S. customers due to delayed product introductions in 1998. Additionally, a new low-cost competitor has gained new market share in China. See " -- Seasonality and Market Development Cycles" and "Business -- International Operations."

     Gross profit decreased by $60.7 million, or 53.4%. Gross profit margin was 38.0% in 1997 and 24.9% in 1998. Gross profit and gross profit margin declines were primarily a result of lower levels of NCP shipments, the strong U.S. dollar and competitive pricing as discussed above, lower margins on the 1998 Modernization and Consumer Products product mix and unabsorbed fixed overhead resulting from low production levels. See " -- International Operations."

     Bowling Products selling, general and administrative expenses decreased by $0.6 million, or 1.4%, primarily as a result of a profit improvement plan. The Bowling Products organization was streamlined as part of a cost reduction program in order to further reduce manufacturing, selling, general and administrative expenses to offset the impact of lower sales volume on EBITDA. Savings from the cost reduction programs were partially offset by the increased investment in the first half of 1998 in certain international markets with long-term potential.

     Bowling Products EBITDA decreased $60.1 million, or 84.9%, and EBITDA margin decreased from 23.7% in 1997, to 5.0% in 1998 as a result of the lower revenue and gross profit partially offset by decreased selling, general and administrative expenses discussed above.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. Bowling Products operating revenue increased $47.2 million, or 18.7%, primarily due to an increase of $44.7 million, or 37.1%, in NCP revenue, and an increase of $1.5 million, or 1.1%, in Modernization and Consumer Products revenue. The increase in NCP revenue was due to an overall increase in NCP sales of 1,547 units which occurred primarily in Asia Pacific, Europe, South America and the Middle East. See " -- Seasonality and Market Development Cycles."

     Gross profit increased by $14.8 million, or 15.0%. Gross profit margin was 39.2% in 1996, on a pro forma basis, and 38.0% in 1997. Competitive pricing pressure in certain markets and higher cost of sales, both experienced in the third and fourth quarter, and unfavorable exchange rates, experienced in certain markets in the fourth quarter, resulted in lower year-to-date margins in 1997. See " -- International Operations."

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


CONSOLIDATED ITEMS

     DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 1998, depreciation and amortization increased by $17.8 million, or 17.4%, over the same period in 1997, primarily attributable to depreciation of property and equipment of centers acquired during 1998 and incremental depreciation expense as a result of capital expenditures.

     For the year ended December 31, 1997, depreciation and amortization increased by $29.0 million, or 39.5%, over the same period in 1996, primarily due to depreciation of property and equipment of centers acquired since May 1996 and incremental depreciation expense as a result of capital expenditures.

 INTEREST EXPENSE

     Gross interest expense decreased by $16.4 million, or 13.9%, in the year ended December 31, 1998 compared with the same period in 1997. Interest savings associated with the reduction of bank debt and the redemption of a portion of Bowling Worldwide's Subsidiary Senior Subordinated Discount Notes with proceeds of AMF Bowling's Initial Public Offering were partially offset by interest incurred on increased levels of bank debt as a result of center acquisitions. See " -- Liquidity" and " -- Capital Resources" for further discussion of the bank debt. Cash interest paid by the Company for the year ended December 1998 totaled $76.5 million, while non-cash bond interest amortization totaled $24.0 million.

     Gross interest expense increased by $12.2 million, or 11.5%, in the year ended December 31, 1997 compared with the same period in 1996, primarily due to interest paid on increased levels of bank debt as a result of center acquisitions. See " -- Liquidity" and " -- Capital Resources." Cash interest paid by the Company for the year ended December 1997 totaled $83.2 million, while non-cash bond interest amortization totaled $33.6 million.


     NET LOSS

     Net loss in the year ended December 31, 1998 was $106.8 million compared to a net loss of $55.6 million in the year ended December 31, 1997. The increase in net loss of $51.2 million was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. Additionally, the Company recorded $8.2 million in equity in loss of joint ventures in the year ended December 31, 1998 compared to a loss of $1.4 million in the year ended December 31, 1997. The Company accounts for its investments in its Hong Leong joint venture and Playcenter joint venture by the equity method. See "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements. The Company recorded a tax provision of $7.3 million in the year ended December 31, 1998 compared to a tax benefit of $12.8 million in the year ended December 31, 1997.

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


     The Company incurred after-tax extraordinary charges totaling $23.4 million in the fourth quarter of 1997 as a result of entering into its Third Amended and Restated Credit Agreement (the "Credit Agreement") with its lenders, the premium paid to redeem a portion of the Subsidiary Senior Subordinated Discount Notes with the proceeds of the Initial Public Offering and the write-off of the portion of deferred financing costs attributable to the Subsidiary Senior Subordinated Discount Notes redeemed. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements and "Selected Quarterly Data" included elsewhere herein.

     Of the $11.8 million increase in other expenses, $3.6 million is attributable to the write down of seven U.S. centers closed in 1997 and three U.S. centers which the Company closed in 1998, $1.6 million is attributable to an increase in losses recorded on sales of property and equipment and $3.0 million represents an increase in losses on foreign exchange transactions. In addition to the increases in these expenses, interest income decreased $3.6 million. Proceeds from the issuance of Subsidiary Notes which were used to partially fund the Acquisition were received by the Company in March 1996, and earned interest income until May 1, 1996, the date of Acquisition.


     INCOME TAXES

     Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

     In connection with the Acquisition, the two principal subsidiaries of the Company elected under Section 338(h)(10) of the Code to treat the stock purchase as a deemed asset acquisition for the purposes of U.S. federal income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and treat any amortizable goodwill as tax deductible over 15 years.

     As of December 31, 1998, the Company had net operating losses of approximately $175.5 million which will carry over to future years to offset U.S. taxes. Net operating losses will begin to expire in the year 2011. The

Company has recorded a valuation reserve as of December 31, 1998 for $41.1 million related to net operating losses and foreign tax credits. Management believes that there is a risk that certain of these net operating losses and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.


LIQUIDITY

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1998 was $59.5 million compared to $44.0 million as of December 31, 1997, an increase of $15.5 million. This increase in working capital was primarily attributable to an increase of $8.2 million in inventory balances primarily due to new product introductions and the increase in the number of bowling centers as a result of acquisitions, an increase in $8.4 million in accounts receivable primarily as a result of an increased amount of sales closer to the end of the year in 1998 compared to the same period in 1997 and the timing of payments by customers on new product sales, a decrease of $12.1 million in accounts payable and accrued expenses and a net increase of $5.8 million in other current assets and liabilities. The increase in working capital was offset by a decrease in working capital caused by a decrease of $14.0 million in cash and an increase of $5.0 million in the current portion of long-term debt.

     Net cash flows provided by operating activities were $7.8 million for the year ended December 31, 1998 compared to net cash flows provided of $47.7 million for the year ended December 31, 1997, a decrease of $39.9 million. A decrease of $51.2 million was attributable to the net loss of $106.8 million recorded in the year ended December 31, 1998 compared to a net loss of $55.6 million in the same period of 1997; a decrease of $27.1 million was caused by decreased levels of accounts payable and accrued expenses; a decrease of $9.6 million was attributable to lower levels of bond amortization resulting from the redemption of a portion of Bowling Worldwide's Subsidiary Senior Subordinated Discount Notes in connection with the Initial Public Offering; and a decrease of $6.8 million was attributable to the increase in other assets primarily due to increases in deposits and other assets. These decreases were offset by an increase of $20.0 million attributable to a decrease in the level of deferred taxes; an increase of $15.9 million attributable to lower levels of accounts receivable; an increase of $17.9 million in depreciation and amortization; loss on the sale of property and equipment, net of $4.5 million attributable to the closure of nine bowling centers and the sale of the Company's Swiss bowling center in 1998; an increase of $9.9 million attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1998; a net increase of $3.2 million attributable to changes in other operating activities and an increase in the equity in loss of joint ventures of $6.8 million. Extraordinary items associated with the redemption of debt in 1997 with proceeds from the Initial Public Offering totaled $23.4 million.

     Net cash flows used in investing activities were $242.0 million for the year ended December 31, 1998 compared to net cash flows used of $288.6 million for the year ended December 31, 1997, a decrease of $46.6 million. Bowling Center acquisition spending decreased by $41.2 million and purchases of property and equipment increased by $9.9 million in the year ended December 31, 1998, compared to the same period in 1997. In the year ended December 31, 1998, the Company purchased 83 centers compared to 122 centers in the same period in 1997. Investments in and advances to joint ventures totaled $5.6 million in the year ended December 31, 1998 compared to investments in or advances to joint ventures of $21.3 million in the same period of 1997. Other cash flows provided from investing activities decreased $0.4 million. See "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements and " -- Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $217.4 million for the year ended December 31, 1998 compared to the net cash provided of $235.7 million for the year ended December 31, 1997, a decrease of $18.3 million. Proceeds from long-term debt increased $24.1 million primarily as a result of borrowings under the Credit Agreement used to fund center acquisitions and working capital. Payments on long-term debt were lower by $2.7 million in 1998 compared to 1997. In the year ended December 31, 1998, $255.5 million was provided by additional capital contributions from AMF Bowling attributable to the issuance on May 12, 1998 by AMF Bowling, in a private placement, of $1,125,000,000 aggregate principal amount at maturity of its Zero Coupon Convertible Debentures due 2018 (the "Debentures"). In the year ended December 31, 1997, $315.7 million was provided by additional capital contributions from AMF Bowling attributable to the sale of $36.6 million by AMF Bowling to its institutional stockholders and net proceeds of $279.1 million from the Initial Public Offering. In the year ended December 31, 1997, $14.6 million was used to pay the premium associated with the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes with proceeds from the Initial Public Offering and $0.5 million was used for a dividend to AMF Bowling for the repurchase of AMF Bowling Common Stock. See "Note 9. Long-Term Debt," "Note 12. Employee Benefit Plans," and "Note 14. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and " -- Capital Resources."

     As a result of the aforementioned, cash decreased by $13.9 million for the year ended December 31, 1998 compared to a decrease of $7.8 million for the year ended December 31, 1997.

     The net proceeds of the sale of the Debentures discussed above were approximately $273.0 million, of which $249.6 million was provided as a capital contribution and was used to repay senior bank indebtedness under the Credit Agreement and $23.4 million was used for general corporate purposes. As of December 31, 1998, $163.0 million was outstanding under the Bank Facility (as defined below) and $192.0 million was available for borrowing thereunder primarily for working capital purposes. Effective September 30, 1998, the Company renegotiated certain financial covenants under the Credit Agreement, pursuant to Amendment No. 1 and Waiver to the Credit Agreement (the "Amendment and Waiver"), with respect to the third and fourth quarters of 1998 and the year ended December 31, 1999. The Amendment and Waiver also substantially restricts the Company's ability to borrow to finance acquisitions and places limits on the Company's ability to make capital expenditures, investments and acquisitions. The financial covenants existing prior to the Amendment and Waiver will be reinstated commencing the beginning of 2000. Based on current performance, the Company will not meet the requirements of the financial covenants that will be reinstated.


     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The following discussion compares AMF's results for the year ended December 31, 1997 with the period ended December 31, 1996, on an historical basis.

     Net cash flows provided by operating activities were $73.8 million for the period ended December 31, 1996 compared with net cash provided of $47.7 million for the year ended December 31, 1997, a decrease of $26.1 million. Net cash was provided from an increase of $53.1 million in depreciation and amortization as a result of incremental depreciation recorded on bowling center acquisitions and capital expenditures of the Company, an increase of $8.8 million which resulted from amortization of the discount related to the bonds used to partially fund the Acquisition and an increase of $4.0 million attributable to loss recorded on the sale of property and equipment. In 1997, net cash of $1.4 million was provided by the equity in loss of joint ventures and $23.4 million was provided by the after-tax extraordinary charges discussed above. Net cash used resulted from an increase of $36.1 million in net loss, an increase of $19.6 million in the change in accounts receivable primarily resulting from the increased levels of NCP sales compared with the same period in 1996, an increase of $18.8 million in the change in inventory, primarily reflecting the increased backlog of NCP orders to be shipped after December 31, 1997, an increase in the change in other assets of $8.9 million, an increase in the change in net deferred income tax assets of $6.2 million and a decrease of $27.2 million in the change in accounts payable and other liabilities.

     Net cash flows used in investing activities were $1,467.1 million for the period ended December 31, 1996 compared with net cash flows used of $288.6 million for the year ended December 31, 1997. During the period ended December 31, 1996, cash flows used for acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million and other investing cash flows provided were $0.7 million. During the year ended December 31, 1997, acquisitions of bowling centers totaled $214.8 million, capital spending was $56.7 million, investments in and advances to the Company's Hong Leong joint venture and Playcenter joint venture totaled $21.3 million, and other cash flows provided by investing activities were $4.2 million attributable to proceeds from the sale of property. See "Note
14. Acquisitions" in the "Notes to Consolidated Financial Statements" and
" -- Capital Expenditures."

     Net cash provided by financing activities was $1,438.3 million for the period ended December 31, 1996 compared with net cash provided of $235.7 million for the year ended December 31, 1997. During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility (as defined below), and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the institutional stockholders of AMF Bowling and certain of its officers and directors. Of the total capital contributed, $380.8 million was for the initial capitalization of the Company and the Acquisition, and $40.0 million was received as additional capital contributions in connection with the acquisition of centers. During 1997, funds were used primarily for the payment of long-term debt totaling $304.6 million, $14.6 million was attributable to the premium paid in connection with the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes discussed above, $0.7 million was attributable to payments on non-compete obligations and $0.5 million was used for a dividend to AMF Bowling for the repurchase of AMF Bowling's Common Stock, $.01 par value ("AMF Bowling Common Stock"). Funds were provided in 1997 by borrowings of long-term debt totaling $240.4 million and $315.7 million of additional capital contributions from AMF Bowling attributable to the sale of $36.6 million to its institutional stockholders and net proceeds of $279.1 million from the Initial Public Offering. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     As a result of the aforementioned, cash increased by $43.6 million for the period ended December 31, 1996 compared to a decrease of $7.8 million for the year ended December 31, 1997.


CAPITAL RESOURCES

     The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At December 31, 1998, the Company's debt structure consisted of $583.9 million of senior debt, $250.0 million of Subsidiary Senior Subordinated Notes and $213.2 million of Subsidiary Senior Subordinated Discount Notes. The Company's senior debt consisted of $418.9 million of term loans, $163.0 million of revolving credit advances under the Bank Facility (as defined below) and $2.0 million represented by one mortgage note. At December 31, 1998, the Company was capitalized with equity of $803.9 million.

     In September 1997, certain stockholders of AMF Bowling purchased an aggregate of 1,780,000 shares of Common Stock for $20.00 per share. The aggregate $35.6 million capital contribution was used to fund acquisitions.

     On November 3, 1997, the Company entered into the Third Amended and Restated Credit Agreement, under which the previously existing acquisition facility (the "Acquisition Facility") and a portion of the previously existing term facilities were converted into a non-amortizing revolving bank facility (the "Bank Facility"), the aggregate size of which was increased to $355.0 million, and a portion of such revolving credit indebtedness was repaid with proceeds of the Initial Public Offering. In 1998, the Company entered into the Amendment and Waiver that amended or waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make capital expenditures, investments and acquisitions. The Company believes that it will be in compliance with the amended covenants during 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. The financial covenants existing prior to the amendment will be reinstated in the year beginning 2000. However, based on current performance the Company will not meet the requirements of the financial covenants that will be reinstated. Failure by the Company to comply with its credit agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company. Actual borrowing under the Credit Agreement must meet certain financial tests under the Credit Agreement and the indentures governing the Subsidiary Notes (the "Subsidiary Indentures"). The Company's leverage may adversely affect its ability to meet these tests, and, as a result, to obtain such financing. For the year ended December 31, 1998, additional borrowings under the Bank Facility totaled $264.5 million, of which $249.6 million was repaid from proceeds from the sale of the Debentures, and were used to fund the acquisitions of centers and increases in working capital and for general corporate purposes. As of December 31, 1998, $163.0 million was outstanding and $192.0 million was available for borrowing under the Bank Facility.

     In November 1997, AMF Bowling issued 15,525,000 shares of Common Stock at $19.50 per share pursuant to the Initial Public Offering. The net proceeds of the Initial Public Offering were approximately $279.1 million, after deducting the underwriting discount and expenses payable by AMF Bowling, and were used to repay $150.8 million of indebtedness under the Credit Agreement and to redeem $118.9 million in principal of the Subsidiary Senior Subordinated Discount Notes. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     On May 12, 1998, AMF Bowling completed the private placement of the Debentures for net proceeds of $273.0 million.

     The Company funded its cash needs through the Bank Facility as well as cash flow from operations and existing cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the year ended December 31, 1998, the Company incurred cash interest expense of $76.5 million, representing 56.1% of EBITDA of $136.4 million for the year. For the year ended December 31, 1997, the Company incurred cash interest expense of $83.0 million, representing 44.8% of EBITDA of $185.4 million for the year. From the inception date of January 12, 1996 through December 31, 1996, the Company incurred cash interest expense of $53.0 million, representing 55.5% of EBITDA of $95.5 million for the period.

     The Subsidiary Indentures and the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets.


CAPITAL EXPENDITURES

     For the year ended December 31, 1998, the Company's capital expenditures were $66.6 million compared to $56.7 million for the year ended December 31, 1997, an increase of $9.9 million. Bowling Centers capital expenditures increased $12.1 million, which was attributable to the higher number of the Company's centers as a result of the Company's acquisition program; Bowling Products capital expenditures decreased $0.2 million as a result of decreased expenditures on certain new products; expenditures on Company-wide information systems decreased $3.5 million and other expenditures increased $1.5 million.

     For the year ended December 31, 1997, the Company's capital expenditures were $56.7 million (excluding acquisitions) compared with $23.8 million for the year ended December 31, 1996, on a pro forma basis (capital expenditures of the acquired business from January 1, 1996 through December 31, 1996). The increase was primarily due to an ongoing modernization program, information system expenditures and construction of the Chelsea Piers center in New York City.

     The Company conducts an ongoing modernization and maintenance program that results in its centers having upgraded physical plants and generally attractive appearances.

     Bowling Products has relatively modest capital investment requirements, and the Company follows a relatively conservative approach to capital investment. Maintenance and replacement investments have been made when clearly needed, but as close to the end of the useful lives of assets as possible. Investment in new product development has received investment priority and has focused on projects with projected payback periods of one to three years.

     While the Company's intention is to continue its efforts to consolidate the U.S. bowling center industry by purchasing additional bowling centers, the Company recently curtailed its pace of acquisitions so that management can focus on improving financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale. As of February 28, 1999, the Company has no formal commitments to build or acquire centers. The Company has committed to build one Michael Jordan Golf Center in 1999. See "Business -- Business Strategy."

     The Company funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally-generated cash, the Bank Facility, and issuances of common equity. See "Note 14. Acquisitions" in the Notes to Consolidated Financial Statements, " -- Liquidity" and " -- Capital Resources."

SEASONALITY AND MARKET DEVELOPMENT CYCLES

     The U.S. bowling center operations are seasonal. The following table sets forth AMF's U.S. constant centers revenue for the last four quarters:



                                          QUARTER ENDING (DOLLARS IN MILLIONS)
                        ------------------------------------------------------------------------
                         MARCH 31, 1998   JUNE 30, 1998   SEPTEMBER 30, 1998   DECEMBER 31, 1998
                        ---------------- --------------- -------------------- ------------------
Total Revenue .........       $ 78.0           $ 48.6            $ 46.7              $ 68.6
% of Total ............         32.2%            20.1%             19.3%               28.4%

     On a consolidated basis, revenue and EBITDA of the Company's businesses are less seasonal and cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across ten other countries, has historically decreased the seasonality of the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which AMF operates exhibit different seasonal sales patterns. In Australia, where AMF has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. AMF's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. continue to show strong performance. Similarly, in regions with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities, bowling centers show strong performance. The increase in U.S. centers attributable to the Company's acquisition program, however, has accentuated the seasonality of financial performance of the Bowling Centers business. See "Note
16. Business Segments" in the Notes to Consolidated Financial Statements.

     Modernization and Consumer Products sales display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. While proprietors purchase Consumer Products throughout the year, they often place larger orders during the summer in preparation for the fall start of leagues. Summer is also often the peak period for modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

     The NCP category of bowling products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., South Korea and Taiwan) which, in the Company's experience, last five years or more. Current economic difficulties in Asia Pacific and other regions have resulted in the reduction in shipments and backlog for NCPs. See " -- Backlog; Recent NCP Sales."


INTERNATIONAL OPERATIONS

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs and tariffs, value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales or on its results of operations.

     AMF has a history of operating in a number of international markets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in those markets. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Economic difficulties in Asia Pacific and other regions contributed to a reduction in the level of shipments for NCPs. The limited availability of financing for customers to construct new bowling centers also contributed to the reduction of orders. As of December 31, 1998, the NCP backlog was 1,078 which is a reduction of 37.5% compared to December 31, 1997. As of February 28, 1999, the NCP backlog was 865, which is a 19.8% reduction compared to December 31, 1998 and a 49.9% reduction compared to December 31, 1997.

     NCP unit sales to China, Japan and other Asia Pacific markets represented 52.8% for the year ended December 31, 1998 compared to 72.7% for the year ended December 31, 1997. NCP unit backlog related to China, Japan and other Asia Pacific markets represented 70.6% of total NCP unit backlog at February 28, 1999 compared to 74.2% at December 31, 1998 and 70.4% at December 31, 1997.

     Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the years ended December 31, 1998 and 1997, revenue of international bowling centers represented 15.6% and 14.6% of consolidated results, respectively. For the years ended December 31, 1998 and 1997, EBITDA of international bowling centers represented 24.3% and 16.0% of consolidated results, respectively.

     In December 1996, China extended through June 1997 the concession allowing foreign investment enterprises to import capital equipment without customs duty or VAT. From July 1997 to approximately June 1998, there was sporadic enforcement of the new policy requiring full customs duty and VAT. In addition, the nominal customs duty rate for bowling equipment was cut by approximately 50% in 1997. Purchasers of bowling equipment used import facilitators throughout this period to import at favorable duty and VAT rates.

     In approximately July 1998, China significantly strengthened its import restrictions and virtually eliminated the customs duty-free and VAT-free importation of new and used capital goods. In the second half of 1998, the customs authorities also began stringently enforcing a new policy passed without advance notice in early 1998 forbidding the importation of used capital equipment without permits. Permits for the importation of used bowling equipment have proven quite difficult to obtain. During the second half of 1998 and the beginning of 1999, AMF customers used facilitators for importing AMF equipment, but they have done so primarily as a vehicle for purchasing the equipment in local currency and not as a means to reduce customs duties and VAT.

     Local Chinese companies are not subject to the same restrictions. In 1997, a Chinese company, Shanghai Zhonglu Industrial Co., Ltd., began production of locally-manufactured low-end bowling equipment and has experienced significant acceptance by local customers. This equipment is not subject to the customs duties that affect imported equipment.


BACKLOG; RECENT NCP SALES

     The total backlog of NCPs was 1,078 units as of December 31, 1998, representing a reduction of 37.5% compared to 1,725 units as of December 31, 1997. As of February 28,1999, the NCP backlog was 865, which is a 19.8% reduction compared to December 31, 1998 and a 49.9% reduction compared to December 31, 1997. It is expected that NCP backlog will continue for the foreseeable future at levels which are substantially lower than those experienced in 1997. NCP orders included in the backlog are routinely cancelled by customers for a number of reasons, including the unavailability of financing. Accordingly, the Company has experienced, and, in large part as a result of economic difficulties experienced by certain markets, particularly in the Asia Pacific region, expects to continue to experience, the cancellation of a portion of its NCP orders. NCP sales for the year ended December 31, 1998 totaled $90.5 million, a 45.2% decrease from the same period in 1997. NCP shipments were 2,466 units for the year ended December 31, 1998, representing a reduction of 46.1% compared to shipments of 4,576 units for the year ended December 31, 1997, which was largely attributable to the recent economic difficulties in the Asia Pacific region. See " -- Seasonality and Market Development Cycles" and " -- International Operations."

     NCP sales for the year ended December 31, 1997 totaled $165.1 million, a 37.1% increase over the same period in 1996. Management believes that the significant increase was attributable to the market development and sales programs implemented in mid-1996 which were designed to increase NCP sales activity in certain markets around the world.


IMPACT OF INFLATION

     There was no significant impact on the Company's operations as a result of inflation during the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Adoption of these standards did not have a material impact on the Company's financial position or results of operations. See "Note 2. Significant Accounting Policies -- Comprehensive Income" in the Notes to Consolidated Financial Statements regarding adoption of SFAS No. 130.

     Effective for the fiscal year ended December 31, 1999, the Company is required to adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Effective for the quarter ended March 31, 2000, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations.


YEAR 2000 ISSUE

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

     The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

     IT. The Company has a number of financial, retail and operational systems worldwide. The retail systems in many of its bowling centers are already Year 2000 compliant. The Company is in the process of installing corrective measures for those bowling centers that are not compliant and expects this effort to be complete by the third quarter of 1999. The Company is installing new financial and operational systems at several locations. In connection with this effort, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. The financial and operational systems have already been installed for U.S. Bowling Centers and at the corporate level. The effort will be complete for Bowling Products locations before year-end. Several locations have existing systems that are being upgraded for Year 2000 compliance, which will be completed by the end of the second quarter of 1999. For the years ended December 31, 1997 and 1998, the Company spent approximately $12.6 million and $4.1 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $7.6 million to complete the installation. These costs include normal system software and equipment upgrades or replacements which the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

     NON-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer-controlled manufacturing equipment. The Company sells automatic scoring that is computerized and has developed a software program at a cost to the Company of approximately $50,000 that will address the Year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. To date, management believes the Company's Non-IT risks are minimal. For the most part, costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

FINANCIAL STATEMENTS


 AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
 o Report of Independent Public Accountants ..............................................   26
 o Consolidated Balance Sheets as of December 31, 1998 and 1997 ..........................   27
 o Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997,
   and the Period Ended December 31, 1996 ................................................   28
 o Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997,
   and the Period Ended December 31, 1996 ................................................   29
 o Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1998
   and 1997, and the Period Ended December 31, 1996 ......................................   30
 o Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 1998
   and 1997, and the Period Ended December 31, 1996 ......................................   31
 o Notes to Consolidated Financial Statements ............................................   32
 AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
 o Selected Quarterly Data (unaudited) ...................................................   63
 AMF BOWLING GROUP (PREDECESSOR COMPANY)
 o Report of Independent Accountants .....................................................   64
 o Combined Balance Sheet as of April 30, 1996 ...........................................   65
 o Combined Statement of Operations for the Four Months Ended April 30, 1996 .............   66
 o Combined Statement of Cash Flows for the Four Months Ended April 30, 1996 .............   67
 o Combined Statement of Changes in Stockholders' Equity for the Four Months
   Ended April 30, 1996 ..................................................................   68
 o Notes to Combined Financial Statements ................................................   69
 FINANCIAL STATEMENT SCHEDULES
 AMF GROUP HOLDINGS INC.
 o Report of Independent Public Accountants on Schedule I ................................  108
 o Schedule I -- Condensed Financial Information of AMF Group Holdings Inc ...............  109
 AMF BOWLING GROUP (PREDECESSOR COMPANY)
 o Schedule II -- Valuation and Qualifying Accounts and Reserves .........................  113

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS OF
AMF GROUP HOLDINGS INC.:


     We have audited the accompanying consolidated balance sheets of AMF Group Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31,
1998 and 1997, and the related consolidated statements of operations, cash flows, stockholder's equity and comprehensive loss for the years ended December 31, 1998 and 1997, and the period from inception (January 12, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Group Holdings Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the period from inception (January 12, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Richmond, Virginia
February 19, 1999

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     AS OF DECEMBER 31,
                                                                                -----------------------------
                                                                                     1998           1997
                                                                                -------------- --------------
 ASSETS
 Current assets:
  Cash and cash equivalents ...................................................  $    21,847    $    35,790
  Accounts and notes receivable, net of allowance for doubtful accounts
   of $6,492 and $5,012, respectively .........................................       82,435         73,991
  Inventories .................................................................       64,735         56,568
  Deferred taxes and other ....................................................       22,539         17,049
                                                                                 -----------    -----------
   Total current assets .......................................................      191,556        183,398
 Property and equipment, net ..................................................      873,985        750,885
 Leasehold interests, net .....................................................       42,863         47,180
 Deferred financing costs, net ................................................       16,997         18,911
 Goodwill, net ................................................................      772,744        772,348
 Investments in and advances to joint ventures ................................       17,436         19,999
 Other assets .................................................................       40,435         39,092
                                                                                 -----------    -----------
   Total assets ...............................................................  $ 1,956,016    $ 1,831,813
                                                                                 ===========    ===========

 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Accounts payable ............................................................  $    33,900    $    41,583
  Accrued expenses ............................................................       60,512         64,865
  Income taxes payable ........................................................        5,316          5,571
  Current portion of long-term debt ...........................................       32,375         27,376
                                                                                 -----------    -----------
   Total current liabilities ..................................................      132,103        139,395
 Long-term debt, less current portion .........................................    1,014,716      1,033,223
 Other long-term liabilities ..................................................        5,265          5,333
                                                                                 -----------    -----------
   Total liabilities ..........................................................    1,152,084      1,177,951
                                                                                 -----------    -----------
 Commitments and contingencies
 Stockholder's equity:
  Common stock (par value $.01 per share, 100 shares authorized, issued and
   outstanding) ...............................................................           --             --
  Paid-in capital .............................................................    1,005,798        749,149
  Retained deficit ............................................................     (182,541)       (75,714)
  Foreign currency translation adjustment .....................................      (19,325)       (19,573)
                                                                                 -----------    -----------
    Total stockholder's equity ................................................      803,932        653,862
                                                                                 -----------    -----------
    Total liabilities and stockholder's equity ................................  $ 1,956,016    $ 1,831,813
                                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                               YEAR ENDED DECEMBER 31,      PERIOD ENDED
                                                            ------------------------------  DECEMBER 31,
                                                                  1998           1997         1996 (a)
                                                            --------------- -------------- -------------
  Operating revenue .......................................   $   738,113     $  713,668    $  384,809
                                                              -----------     ----------    ----------
  Operating expenses:
   Cost of goods sold .....................................       202,224        212,544       130,542
   Bowling center operating expenses ......................       335,705        251,206       123,673
   Selling, general, and administrative expenses ..........        63,769         64,546        35,070
   Depreciation and amortization ..........................       120,296        102,447        49,386
                                                              -----------     ----------    ----------
    Total operating expenses ..............................       721,994        630,743       338,671
                                                              -----------     ----------    ----------
    Operating income ......................................        16,119         82,925        46,138
  Nonoperating expenses (income):
   Interest expense .......................................       101,930        118,385        77,990
   Other expenses, net ....................................         7,326         10,106         1,912
   Interest income ........................................        (1,811)        (1,852)       (5,611)
                                                              -----------     ----------    ----------
    Total nonoperating expenses ...........................       107,445        126,639        74,291
                                                              -----------     ----------    ----------
   Loss before income taxes ...............................       (91,326)       (43,714)      (28,153)
   Provision (benefit) for income taxes ...................         7,294        (12,793)       (8,588)
                                                              -----------     ----------    ----------
   Net loss before equity in loss of joint ventures and
    extraordinary items ...................................       (98,620)       (30,921)      (19,565)
   Equity in loss of joint ventures .......................        (8,207)        (1,362)           --
                                                              -----------     ----------    ----------
   Net loss before extraordinary items ....................      (106,827)       (32,283)      (19,565)
   Extraordinary items, net of tax of $12,778 .............            --        (23,366)           --
                                                              -----------     ----------    ----------
   Net loss ...............................................   $  (106,827)    $  (55,649)   $  (19,565)
                                                              ===========     ==========    ==========

---------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,       PERIOD ENDED
                                                                       ------------------------------   DECEMBER 31,
                                                                             1998           1997          1996 (a)
                                                                       --------------- -------------- ---------------
  Cash flows from operating activities:
   Net loss ..........................................................   $  (106,827)    $  (55,649)   $    (19,565)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization ....................................       120,296        102,447          49,386
    Equity in loss of joint ventures .................................         8,207          1,362              --
    Extraordinary items, net of tax ..................................            --         23,366              --
    Deferred income taxes ............................................          (243)       (20,221)        (14,040)
    Amortization of bond discount ....................................        23,965         33,562          24,731
    Loss on the sale of property and equipment, net ..................         8,948          4,446             408
    Changes in assets and liabilities:
      Accounts and notes receivable, net .............................       (10,153)       (26,093)         (6,504)
      Inventories ....................................................        (7,069)       (16,971)          1,862
      Other assets ...................................................       (19,684)       (12,795)         (3,873)
      Accounts payable and accrued expenses ..........................        (9,381)        17,782          21,930
      Income taxes payable ...........................................          (214)           585             361
      Other long-term liabilities ....................................           (73)        (4,089)         19,135
                                                                         -----------     ----------    ------------
  Net cash provided by operating activities ..........................         7,772         47,732          73,831
                                                                         -----------     ----------    ------------
  Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired .............      (173,492)      (214,761)     (1,450,928)
   Investments in and advances to joint ventures .....................        (5,643)       (21,361)             --
   Purchases of property and equipment ...............................       (66,639)       (56,703)        (16,941)
   Proceeds from the sale of property and equipment ..................         3,811          4,180             754
                                                                         -----------     ----------    ------------
    Net cash used in investing activities ............................      (241,963)      (288,645)     (1,467,115)
                                                                         -----------     ----------    ------------
  Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs .....       264,500        240,406       1,059,277
   Payment on long-term debt .........................................      (301,985)      (304,621)        (38,875)
   Prepayment penalty ................................................            --        (14,571)             --
   Capital contributions .............................................       255,587        315,671         420,750
   Dividend to AMF Bowling ...........................................            --           (500)             --
   Noncompete obligations ............................................          (677)          (647)         (2,892)
                                                                         -----------     ----------    ------------
    Net cash provided by financing activities ........................       217,425        235,738       1,438,260
                                                                         -----------     ----------    ------------
    Effect of exchange rates on cash .................................         2,823         (2,603)         (1,408)
                                                                         -----------     ----------    ------------
    Net (decrease) increase in cash ..................................       (13,943)        (7,778)         43,568
    Cash and cash equivalents at beginning of period .................        35,790         43,568              --
                                                                         -----------     ----------    ------------
    Cash and cash equivalents at end of period .......................   $    21,847     $   35,790    $     43,568
                                                                         ===========     ==========    ============

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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (IN THOUSANDS)


                                                                                     FOREIGN
                                                                                     CURRENCY        TOTAL
                                           COMMON      PAID-IN        RETAINED     TRANSLATION   STOCKHOLDER'S
                                            STOCK      CAPITAL        DEFICIT       ADJUSTMENT      EQUITY
                                          -------- -------------- --------------- ------------- --------------
Balance January 12, 1996 ................   $ --     $       --     $        --    $       --     $       --
 Initial Capitalization .................     --        389,450              --            --        389,450
 Capital contribution by stockholder ....     --         40,000              --            --         40,000
 Net loss ...............................     --             --         (19,565)           --        (19,565)
 Foreign currency translation adjustment      --             --              --        (1,151)        (1,151)
                                            ----     ----------     -----------    ----------     ----------
Balance December 31, 1996 ...............     --        429,026         (19,565)       (1,151)       408,734
                                            ----     ----------     -----------    ----------     ----------
 Capital contribution by stockholder ....     --        319,699              --            --        319,699
 Dividend to AMF Bowling ................     --           (500)                                        (500)
 Net loss ...............................     --             --         (55,649)           --        (55,649)
 Foreign currency translation adjustment      --             --              --       (18,422)       (18,422)
                                            ----     ----------     -----------    ----------     ----------
Balance December 31, 1997 ...............     --        749,149         (75,714)      (19,573)       653,862
                                            ----     ----------     -----------    ----------     ----------
 Capital contribution by stockholder ....     --        256,649              --            --        256,649
 Net loss ...............................     --             --        (106,827)           --       (106,827)
 Foreign currency translation adjustment      --             --              --           248            248
                                            ----     ----------     -----------    ----------     ----------
Balance December 31, 1998 ...............   $ --     $1,005,798     $  (182,541)   $  (19,325)    $  803,932
                                            ----     ----------     -----------    ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (IN THOUSANDS)


                                                   YEAR ENDED DECEMBER 31,      PERIOD ENDED
                                                ------------------------------  DECEMBER 31,
                                                      1998           1997         1996 (a)
                                                --------------- -------------- -------------
 Net Loss .....................................   $  (106,827)    $  (55,649)   $  (19,565)
 Foreign currency translation adjustment ......           248        (18,422)       (1,151)
                                                  -----------     ----------    ----------
 Total comprehensive loss .....................   $  (106,579)    $  (74,071)   $  (20,716)
                                                  ===========     ==========    ==========

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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

     AMF Bowling Worldwide, Inc. ("Bowling Worldwide") and its subsidiaries (collectively, the "Company" or "AMF") are principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 421 U.S. bowling centers and 124 international bowling centers ("Bowling Centers"), including 15 joint venture centers described in "Note 15. Joint Ventures," as of December 31, 1998, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international independent bowling center operators.

     Bowling Worldwide is a wholly-owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Group Holdings and Bowling Worldwide are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs"), to effect the Acquisition (described below). AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries.

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

     The purchase price for the Acquisition was approximately $1.37 billion. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of Acquisition. The Acquisition was funded with $380.8 million of contributed capital, and $1.015 billion of debt, including bank debt and senior subordinated notes and discount notes. The purchase price included $8.7 million which represented warrants to purchase 870,000 shares of AMF Bowling common stock, par value $.01 per share ("Common Stock"), which were issued on the Closing Date to The Goldman Sachs Group, L.P., an affiliate of Goldman Sachs. See "Note 9. Long-Term Debt." See also "Note 13. Supplemental Disclosures to the Consolidated Statements of Cash Flows" which presents the components of the purchase price allocation.


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The results of operations for the years ended December 31, 1998 and 1997, reflect the results of the Company from January 1, 1998 ("1998") and 1997 ("1997"), respectively. The results of operations for the period ended December 31, 1996, reflect the results of the Company since the inception date of January 12, 1996, and the subsidiaries acquired as of May 1, 1996, from the Predecessor Company ("1996"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.


     JOINT VENTURES

     Investments in joint ventures are accounted for under the equity method. These investments are managed as part of the Company's Bowling Centers segment operations, and the Company's share of joint venture earnings is included in earnings for the Bowling Centers segment. See "Note 15. Joint Ventures."


     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill, deferred taxes and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.


     REVENUE RECOGNITION

     For Bowling Products, revenue is generally recognized at the time the products are shipped. For larger contract orders, Bowling Products generally requires that customers submit a deposit as a condition of accepting the order. For a significant portion of international sales, Bowling Products generally requires the customer to obtain a letter of credit prior to shipment.


     WARRANTY COSTS

     Bowling Products warrants all new products for certain periods up to one year. Bowling Products charges to income an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $5,391 for 1998, $3,007 for 1997 and $4,471 for 1996, and is included in cost of goods sold in the accompanying consolidated statements of operations.


     CASH AND CASH EQUIVALENTS

     The Company classifies all highly liquid fixed-income investments purchased with an original maturity of three months or less as cash equivalents.


     INVENTORIES

     Bowling Products' inventory is valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Bowling Centers' inventory is valued at the lower of cost or market, with the cost being determined using the average cost method (see "Note 4. Inventories").


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

     Property and equipment are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of property and equipment are as follows:


       Buildings and improvements           5-40 years
       Leasehold improvements               lesser of the estimated useful life or term of the lease
       Bowling and related equipment        5-10 years
       Manufacturing equipment              2-7 years
       Furniture and fixtures               3-8 years

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     GOODWILL

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 15. Acquisitions," and in accordance with the purchase method of accounting used for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $20,403 in 1998, $19,827 in 1997 and $13,070 in 1996.


     LEASEHOLD INTERESTS

     Leasehold interests are presented net of accumulated amortization and represent favorable lease terms which are comprised of the difference between amounts due under the contractual lease rate compared to the market rate for that lease. Leasehold interests are being amortized over the life of each lease. Amortization expense was $4,500 in 1998, $11,735 in 1997 and $1,135 in 1996.


     INCOME TAXES

     The U.S. and international subsidiaries of AMF Group Holdings are taxable corporations under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.


     RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. Amounts charged against income were approximately $121 in 1998, $922 in 1997 and $1,312 in 1996, and are included in cost of goods sold in the accompanying consolidated statements of operations.


     ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $33,432 in 1998, $21,642 in 1997 and $9,299 in 1996, with $20,571, $12,768 and $5,932, respectively, included in bowling center operating expenses for Bowling Centers, and $12,861, $8,856 and $3,367, respectively, included in selling, general and administrative expenses for Bowling Products and Corporate in the accompanying consolidated statements of operations.


     FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of AMF Group Holdings' international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment on the accompanying consolidated balance sheets. Revenue and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Transactions in foreign currencies resulted in net gains of $2,450 for 1998, net losses of $3,537 for 1997 and net losses of $488 for 1996 and are included in other expenses in the accompanying consolidated statements of operations.


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximate fair value at December 31, 1998 and 1997, because of the short maturity of these instruments. At December 31, 1998 and 1997, fair value of the interest rate cap agreements (to reduce the interest rate risk of its floating rate debt) was approximately $8 and zero, respectively. The interest rate cap agreements are valued using the estimated amount that the Company would receive to terminate the cap agreements as of December 31, 1998

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES and 1997, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The Company has no intention of terminating the cap agreements. The fair value of the term facilities under the Bank Debt, as defined in "Note 9. Long-Term Debt," at December 31, 1998 and 1997, was approximately $376,988 and $467,361, respectively, based on the trading value at December 31, 1998 and 1997. The fair value of the Subsidiary Senior Subordinated Notes and Subsidiary Senior Subordinated Discount Notes, as defined in "Note 9. Long-Term Debt," at December 31, 1998 and 1997, was approximately $354,005 and $493,551, respectively, based on the trading value at December 31, 1998 and 1997.


     NONCOMPETE AGREEMENTS

     The Company has noncompete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations at December 31, 1998 and 1997, net of accumulated amortization, totaled approximately $2,779 and $3,171, respectively. Annual maturities on noncompete obligations as of December 31, 1998, are as follows: 1999 -- $811; 2000 -- $520; 2001 -- $238; 2002 -- $195;
2003 -- $195; thereafter -- $820


     SELF-INSURANCE PROGRAMS

     The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 1998 and 1997, which is included in accrued expenses in the accompanying consolidated balance sheets.


     COMPREHENSIVE INCOME

     For 1998, 1997 and 1996, comprehensive income represents net loss and the change in foreign currency translation adjustment. Accumulated other comprehensive income consists of the accumulated foreign currency translation adjustment on the accompanying consolidated balance sheets and statements of stockholders' equity.


NOTE 3. PRO FORMA RESULTS OF OPERATIONS

     Pro forma statements of operations are presented on the following pages for the year ended December 31, 1996 as if the Acquisition had occurred on January 1, 1996. AMF Group Holdings' unaudited pro forma statement of income for the twelve months ended December 31, 1996 is based on the Predecessor Company's statement of operations for the four-month period ending April 30, 1996, reported elsewhere in this report, AMF Group Holdings' statement of operations for the period ended December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     PRO FORMA RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                            PRO FORMA
                                               HISTORICAL      PREDECESSOR                                  AMF GROUP
                                               AMF GROUP         COMPANY                                  HOLDINGS INC.
                                             HOLDINGS INC.     FOUR MONTHS                                TWELVE MONTHS
                                              PERIOD ENDED        ENDED               PRO FORMA               ENDED
                                              12/31/96 (a)       4/30/96             ADJUSTMENTS            12/31/96
                                            ---------------   -------------   ------------------------   --------------
 Operating revenue:                            $  384.8         $  164.9           $     (0.8) (b)          $  548.9
                                               --------         --------           ----------               --------
 Operating expenses:
  Cost of goods sold ......................       130.5             43.1                   --                  173.6
  Bowling center operating expenses .......       123.7             80.2                (25.1) (b)(c)          178.8
  Selling, general, and administrative
   expenses ...............................        35.1             35.5                (19.6) (b)(c)           51.0
  Depreciation and amortization ...........        49.4             15.1                  9.0  (d)              73.5
                                               --------         --------           ----------               --------
   Total operating expenses ...............       338.7            173.9                (35.7)                 476.9
                                               --------         --------           ----------               --------
   Operating income (loss) ................        46.1             (9.0)                34.9                   72.0
 Nonoperating expenses:
  Interest expense ........................        78.0              4.5                 23.7  (e)             106.2
  Other expenses, net .....................         1.9              0.7                   --                    2.6
  Interest income .........................        (5.6)            (0.6)                  --                   (6.2)
                                               --------         --------           ----------               --------
 Income (loss) before income taxes ........       (28.2)           (13.6)                11.2                  (30.6)
 Provision (benefit) for income taxes .....        (8.6)            (1.7)                 1.3  (f)              (9.0)
                                               --------         --------           ----------               --------
 Net income (loss) ........................   $   (19.6)       $   (11.9)          $      9.9              $   (21.6)
                                              =========        =========           ==========              =========

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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 4. INVENTORIES

     Inventories at December 31, 1998 and 1997, consist of the following:



                                                1998        1997
                                             ----------- -----------
  Bowling Products, at FIFO:
     Raw materials ........................  $ 11,471    $ 15,283
     Work in progress .....................     1,548       2,279
     Finished goods and spare parts .......    42,980      33,082
     Bowling Centers, at average cost:
     Merchandise inventory ................     8,736       5,924
                                             --------    --------
                                             $ 64,735    $ 56,568
                                             ========    ========

NOTE 5. DEFERRED TAXES AND OTHER CURRENT ASSETS

     The components of deferred taxes and other current assets at December 31, 1998 and 1997, consist of the following:



                                      1998       1997
                                   ---------- ----------
  Deferred income taxes ..........  $  7,147   $  5,547
  Advances or deposits ...........    13,905      3,288
  Other ..........................     1,487      8,214
                                    --------   --------
                                    $ 22,539   $ 17,049
                                    ========   ========

NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 1998 and 1997, consists of the following:



                                                             1998         1997
                                                             ------------ ------------
Land ..............................................    $   131,906         $   113,629
Buildings and improvements ........................        362,297             280,046
Equipment, furniture, and fixtures ................        553,203             444,437
Other .............................................          7,476               7,282
                                                       -----------         -----------
                                                         1,054,882             845,394
Less: accumulated depreciation and amortization....       (180,897)            (94,509)
                                                       -----------         -----------
                                                       $   873,985         $   750,885
                                                       ===========         ===========

     Depreciation and amortization expense related to property and equipment was $89,080 for 1998, $64,480 for 1997 and $28,200 for 1996.


NOTE 7. OTHER LONG-TERM ASSETS

     Other long-term assets are primarily composed of deferred income taxes, long-term rent deposits, long-term portion of noncompete assets, and notes receivable.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 8. ACCRUED EXPENSES

     Accrued expenses at December 31, 1998 and 1997, consist of the following:



                                         1998       1997
                                     ----------- ----------
  Accrued compensation .............  $ 10,024    $  9,523
  Accrued interest .................     8,075       8,253
  League bowling accounts ..........    16,160      14,237
  Other ............................    26,253      32,852
                                      --------    --------
                                      $ 60,512    $ 64,865
                                      ========    ========

NOTE 9. LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997, consists of the following:



                                                              1998            1997
                                                        --------------- ---------------
        Bank debt .....................................   $   581,877     $   619,362
        Subsidiary senior subordinated notes ..........       250,000         250,000
        Subsidiary senior subordinated discount notes..       213,226         189,261
        Mortgage and equipment note ...................         1,988           1,976
                                                          -----------     -----------
         Total debt ...................................     1,047,091       1,060,599
        Current maturities ............................       (32,375)        (27,376)
                                                          -----------     -----------
         Total long-term debt .........................   $ 1,014,716     $ 1,033,223
                                                          ===========     ===========

     BANK DEBT

     The bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) a senior secured revolving credit facility of up to $355.0 million (the "Bank Facility," and together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition.


     THE SENIOR FACILITIES

     The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $130.0 million, (ii) an Amortization Extended Loan ("AXELs
(SM)) Series A Facility of $187.5 million and (iii) an AXELs (SM) Series B Facility of $137.8 million. The Term Loan Facility bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case plus a margin which varies in accordance with a performance pricing grid which is based on the Total Debt/EBITDA Ratio (as defined below) for the Rolling Period (as defined below) then most recently ended.

     The margin applicable to loans bearing interest based on the base rate will range from 0.000% to 2.000%, for advances under the Term Loan Facility, 0.875% to 2.500%, for advances under the AXELs (SM) Series A Facility, and 1.125% to 2.750%, for advances under the AXELs (SM) Series B Facility, and the margin applicable to loans bearing interest based on the Eurodollar rate will range from 0.750% to 3.000%, for advances under the Term Loan Facility, 1.875% to 3.500%, for advances under AXELs (SM) Series A Facility, and 2.125% to 3.750%, for advances under the AXELs (SM) Series B Facility.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     The Bank Facility has an aggregate amount of $355.0 million, is fully revolving until its final maturity and bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin which varies in accordance with a performance pricing grid which is based on a total debt to EBITDA ratio ("Total Debt/EBITDA Ratio") for the trailing twelve-month period (the "Rolling Period") then most recently ended. The margin applicable to advances under the Bank Facility bearing interest based on the base rate will range from 0.000% to 2.000% and the margin applicable to advances under the Bank Facility bearing interest based on the Eurodollar rate will range from 0.750% to 3.000%.

     At December 31, 1998, the applicable margin based on Citibank's customary base rate, the applicable margin based on Citibank's Eurodollar rate, and the actual interest rate for advances under each of the Senior Facilities were as follows:



                                          BASE RATE   EURODOLLAR RATE   INTEREST
                                            MARGIN         MARGIN         RATE
                                         ----------- ----------------- ---------
     Term Loan Facility ................     1.50%          2.50%         7.81%
     AXELs (SM) Series A Facility ......     2.00           3.00          8.31
     AXELs (SM) Series B Facility ......     2.25           3.25          8.56
     Bank Facility .....................     1.50           2.50          7.69

     Maturity dates, average amounts outstanding, and average borrowing rates for the year ended December 31, 1998, were as follows:



                                                         OUTSTANDING     AVERAGE      AVERAGE
                                                        DECEMBER 31,     AMOUNTS     BORROWING
DESCRIPTION                            MATURITY DATES       1998       OUTSTANDING     RATES
------------------------------------- ---------------- -------------- ------------- ----------
 Term Loan Facility ................. March 31, 2002      $ 99,375       $114,486       7.53%
 AXELs (SM) Series A Facility ....... March 31, 2003       184,750        185,996       7.84
 AXELs (SM) Series B Facility ....... March 31, 2004       134,750        136,151       8.09
 Bank Facility ...................... March 31, 2002       163,002        176,318       7.65

     In addition, Bowling Worldwide will be required to make prepayments which permanently reduce the availability under the Senior Facilities under certain circumstances, including upon certain asset sales and issuances of debt by Bowling Worldwide and its subsidiaries and public issuance of equity securities of AMF Bowling. Bowling Worldwide will also be required to make prepayments that permanently reduce the availability under the Term Facilities in an amount equal to up to 50% of Excess Cash Flow for any fiscal year of Bowling Worldwide if the Total Debt/EBITDA Ratio for that fiscal year is greater than or equal to
5.50 to 1.0. If the Total Debt/EBITDA Ratio for that fiscal year is less than
5.50 to 1.0, then Bowling Worldwide is required to prepay the Bank Facility in an amount equal to up to 50% of the Excess Cash Flow (as defined in the Credit Agreement) for such fiscal year (such payment would be the lesser of (x) 50% of the Excess Cash Flow for that fiscal year or (y) the amount by which such Excess Cash Flow exceeds $20 million), but Bowling Worldwide would be permitted to reborrow such amounts, subject to the conditions of the Credit Agreement.

     The Senior Facilities are guaranteed by AMF Group Holdings and by each of Bowling Worldwide's present and future domestic subsidiaries and are secured by all of the stock of Bowling Worldwide and Bowling Worldwide's present and future domestic subsidiaries and second-tier subsidiaries, by 66% of the stock of Bowling Worldwide's present and future international subsidiaries and by substantially all of Bowling Worldwide's and its present and future domestic subsidiaries' present and future property and assets.


     COVENANTS

     In 1998, the Company entered into Amendment Number 1 and Waiver (the "Amendment and Waiver") to the Credit Agreement that amended or waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES capital expenditures, investments and acquisitions. The Company believes that it will be in compliance with the amended covenants during 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. The financial covenants existing prior to the amendment will be reinstated in the year beginning 2000. However, based on current performance the Company will not meet the requirements of the financial covenants that will be reinstated. Failure by the Company to comply with its credit agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company.

     The Credit Agreement contains certain financial covenants, as well as additional affirmative and negative covenants, constraining Bowling Worldwide. Under the terms currently in effect, Bowling Worldwide must maintain a minimum Modified Consolidated EBITDA (as defined in the Credit Agreement) of not less than the sum of (i) an amount ranging from $150 million for the Rolling Period ending June 30, 1997, to $200 million for the Rolling Period ending September 30, 2003 and thereafter, and (ii) the EBITDA Adjustment Amount (as defined in the Credit Agreement) for such Rolling Period, which is equal to 80% of the aggregate amount of the EBITDA of each bowling center acquired or constructed by Bowling Worldwide or any of its Subsidiaries after May 1, 1996 and acquired or constructed at least 15 months prior to such time of determination, except for the quarters ending September 30, 1998 through and including December 31, 1999 during which time there will be no EBITDA Adjustment Amount.

     Bowling Worldwide must also maintain a Cash Interest Coverage Ratio (as defined in the Credit Agreement as the ratio of (i) consolidated EBITDA of Bowling Worldwide and its Subsidiaries during a Rolling Period, as modified with respect to certain bowling centers acquired or constructed after May 1, 1996 ("Modified Consolidated EBITDA") to (ii) cash interest payable on all Debt (as defined in the Credit Agreement) of Bowling Worldwide and its Subsidiaries) at an amount ranging from not less than 1.80 to not less than 2.75. Bowling Worldwide is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement as the ratio of (i) Modified Consolidated EBITDA less the sum of (a) cash taxes paid plus (b) Capital Expenditures (as defined in the Credit Agreement) made by Bowling Worldwide and its Subsidiaries during such Rolling Period to (ii) the sum of (a) cash interest payable on all Debt plus
(b) principal amounts of all Debt under the Term Facilities payable by Bowling Worldwide and its Subsidiaries during such Rolling Period) at an amount ranging from not less than 1.05 for the Rolling Period ending June 30, 1997, to not less than 1.20 for the Rolling Period ending June 30, 2001 and declining to
1.00 for the Rolling Period ending March 31, 2002 and thereafter, except for the quarters ending September 30, 1998 through December 31, 1999 during which time the test for the Fixed Charge Coverage Ratio covenant is waived. A Senior Debt to EBITDA Ratio (as defined in the Credit Agreement as the ratio of Consolidated Debt, as defined in the Credit Agreement (other than Subordinated Debt and Hedge Agreements, as defined in the Credit Agreement), of Bowling Worldwide and its Subsidiaries to Modified Consolidated EBITDA for that Rolling Period) must be maintained at levels ranging from not more than 4.25 to not more than 2.50. A Total Debt to EBITDA Ratio (as defined in the Credit Agreement as the ratio of consolidated total Debt (other than Hedge Agreements) of Bowling Worldwide and its Subsidiaries to Modified Consolidated EBITDA) must be maintained at levels ranging from not more than 7.50 to not more than 4.50. In each case, the above-mentioned ratios are calculated on a quarterly basis.

     Negative covenants under the Senior Facilities prohibit Bowling Worldwide and its Subsidiaries from incurring any liens (except for those created under the loan documents or otherwise permitted under the Credit Agreement, including those securing Bowling Worldwide's obligations as borrower on other indebtedness not to exceed $5 million at any time outstanding). Bowling Worldwide and its Subsidiaries are also prohibited from incurring any debt, other than (in the case of Bowling Worldwide) debt owed to its Subsidiaries or in respect of hedge agreements not entered into for speculative purposes or (in the case of any Subsidiary) debt owed to Bowling Worldwide or any of its wholly-owned Subsidiaries, to the extent permitted under the Credit Agreement or (in the case of either Bowling Worldwide or its Subsidiaries) debt secured by permitted liens, capitalized leases not to exceed $10 million at any time outstanding and any debt existing at the time of the Acquisition, among other things. Bowling Worldwide and its Subsidiaries may not incur any obligations under leases having a term of one year or more that would cause their direct and contingent liabilities for any 12 months to exceed the sum of (i) $25 million, (ii) the product

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES of (x) $200,000 and (y) the number of leased bowling centers acquired by Bowling Worldwide or any Subsidiaries after May 1, 1996 and (iii) in each calendar year after 1996, an amount equal to 4% of the amount permitted by this provision in the immediately preceding calendar year. Bowling Worldwide is also prohibited from entering into a merger of which it is not the survivor or to sell, lease, or otherwise transfer its assets other than in the ordinary course of business, except as otherwise permitted by the Credit Agreement. Investments by Bowling Worldwide or its Subsidiaries in any other person are also limited by formulas set forth in the Credit Agreement. The Amendment and Waiver restricts to a much greater extent than before the Company's ability to borrow to finance acquisitions. The negative covenants also relate to the payment of dividends, prepayments of, and amendments of the terms of, other debt (including the Subsidiary Notes), amendment of Related Documents (as defined in the Credit Agreement), ownership changes, negative pledges, partnerships, speculative transactions, capital expenditures and payment restrictions affecting subsidiaries. Bowling Worldwide is also subject to certain financial and other reporting requirements.

     Bowling Worldwide is also prohibited under the Credit Agreement from making a material change in the nature of its existing business, except that it may have up to $50 million invested at any one time in golf driving ranges and other golf-related activities.

     Pursuant to the Credit Agreement, so long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may (i) declare and pay dividends in common stock, (ii) declare and pay cash dividends to the extent necessary to make payments under certain noncompete agreements with owners of the Predecessor Company, (iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million and (iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.


     SUBSIDIARY NOTES
     Bowling Worldwide's senior subordinated notes (the "Subsidiary Senior Subordinated Notes") will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8% and is payable in cash semiannually in arrears on March 15 and September 15 of each year.

     Bowling Worldwide's senior subordinated discount notes (the "Subsidiary Senior Subordinated Discount Notes") will mature on March 15, 2006, at a fully-accreted value of $277.0 million and will result in an effective yield of 12 1/4% per annum, computed on a semiannual bond equivalent basis. No interest is payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and September 15 of each year beginning with September 15, 2001.

     The Company's payment obligations under the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together, the "Subsidiary Notes") are jointly and severally guaranteed on a senior subordinated basis by AMF Group Holdings and each of Bowling Worldwide's subsidiaries identified below in "Note 20. Condensed Consolidating Financial Statements" (collectively, the "Guarantors").

     The guarantees of the Subsidiary Notes are subordinated to the guarantees of the Bank Debt and the mortgage and equipment note outstanding at December 31, 1998. The Subsidiary Notes are general, unsecured obligations of Bowling Worldwide, are subordinated in right of payment to all Bank Debt of Bowling Worldwide, and rank pari passu with all existing and future subordinated debt of Bowling Worldwide. The claims of the holders of the Subsidiary Notes will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of Bowling Worldwide's subsidiaries that are not Guarantors and through which Bowling Worldwide will conduct a portion of its operations. See "Note 20. Condensed Consolidating Financial Statements."

     The indenture governing the Subsidiary Senior Subordinated Notes and the indenture governing the Subsidiary Senior Subordinated Discount Notes (together, the "Subsidiary Note Indentures") contain certain covenants that, among other things, limit the ability of Bowling Worldwide and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of Bowling Worldwide and engage in mergers and consolidations.

     Annual maturities of long-term debt, including accretion of the Subsidiary Senior Subordinated Discount Notes, as of December 31, 1998, are as follows:



DECEMBER 31,
------------
  1999 ...............       32,375
  2000 ...............       34,250
  2001 ...............       83,000
  2002 ...............      269,002
  2003 ...............      116,408
  Thereafter..........      575,642
                            -------
                        $ 1,110,677
                        ===========

     INTEREST RATE CAP AGREEMENTS

     During 1996 and 1997, Bowling Worldwide entered into two interest rate cap agreements that expired in 1998 with Goldman Sachs Capital Markets, L.P., to reduce the interest rate risk of its Bank Debt. During March 1998, Bowling Worldwide entered into a third interest rate cap agreement with Goldman Sachs Capital Markets, L.P. to reduce the interest rate risk of its Bank Debt. The notional amount of this cap was $150.0 million at December 31, 1998. During October 1998, Bowling Worldwide entered into a fourth interest rate cap agreement with Goldman Sachs Capital Markets, L.P. to reduce the interest rate risk of its Bank Debt. The notional amount of this cap was $200.0 million at December 31, 1998. Interest expense for interest rate cap agreements was $1,608 in 1998, $1,823 in 1997 and $304 in 1996.

     Bowling Worldwide is exposed to credit-related loss in the event of non-performance by the counterparty. Bowling Worldwide believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.


     DEFERRED FINANCING COSTS

     Costs incurred to obtain bank financing and issue bond financing are amortized over the lives of the various types of debt using the effective interest rate method. Bank financing costs, which were incurred to obtain bank financing for the Acquisition, were entirely written off in the fourth quarter of 1997 in connection with the Credit Agreement. During 1998, the Company deferred $2.7 million of financing costs associated with the Amendment and Waiver. Amortization expense for financing costs was $3,097 in 1998, $4,856 in 1997 and $3,252 in 1996.


     EXTRAORDINARY CHARGES

     The Company recorded after-tax extraordinary charges totaling $23,366 in the fourth quarter of 1997 as a result of entering into the Credit Agreement, the premium paid to redeem a portion of the Subsidiary Senior Subordinated Discount Notes and the write-off of the portion of bond financing costs attributable to the Subsidiary Senior Subordinated Discount Notes redeemed.


     OTHER

     The Company is highly leveraged as a result of indebtedness incurred in connection with the Acquisition and subsequent acquisitions. Although the Company believes it will be able to meet its debt obligations, there is no assurance that the Company will generate sufficient cash flow in a timely manner to satisfy scheduled principal and interest payments.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 10. INCOME TAXES

     Income (loss) before income taxes at December 31, 1998, 1997 and 1996, consists of the following:



                                    1998           1997           1996
                               -------------- -------------- --------------
      U.S. ...................   $  (93,066)    $  (55,797)    $  (28,564)
      International ..........        1,740         12,083            411
                                 ----------     ----------     ----------
                                 $  (91,326)    $  (43,714)    $  (28,153)
                                 ==========     ==========     ==========

     The income tax provision (benefit) at December 31, 1998, 1997 and 1996, consists of the following:



                                            1998         1997          1996
                                         ---------- -------------- ------------
       CURRENT INCOME TAX EXPENSE
       U.S. Federal ....................  $    --     $       --    $      --
       State and local .................       --             --           --
       International ...................    7,294          6,965        5,452
                                          -------     ----------    ---------
        Total current provision ........    7,294          6,965        5,452
                                          -------     ----------    ---------
       DEFERRED TAX BENEFIT
       U.S. Federal ....................       --        (18,056)     (12,274)
       State and local .................       --         (1,702)      (1,766)
       International ...................       --             --           --
                                          -------     ----------    ---------
        Total deferred benefit .........       --        (19,758)     (14,040)
                                          -------     ----------    ---------
        Total provision (benefit) ......  $ 7,294     $  (12,793)   $  (8,588)
                                          =======     ==========    =========

     The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:



                                                        1998        1997
                                                    ------------ ----------
         DEFERRED INCOME TAX ASSETS
         Current assets
           Reserves not deductible for tax purposes  $   7,147    $  5,547
                                                     ---------    --------
         Noncurrent assets
           Net operating losses ...................     68,815      38,460
           Foreign tax credits ....................     19,720      12,417
           Interest expense on high yield debt ....     20,625      12,266
           Financing costs ........................      6,972       7,549
           Translation effects ....................       (264)      1,069
           Other ..................................        670         104
                                                     ---------    --------
         Total noncurrent deferred tax assets .....    116,538      71,865
                                                     ---------    --------
         Deferred tax assets before valuation allowance123,685      77,412
           Valuation allowance ....................    (45,583)         --
                                                     ---------    --------
         Total deferred tax assets ................     78,102      77,412
                                                     ---------    --------
         DEFERRED INCOME TAX LIABILITIES
         Goodwill amortization ....................     23,826      14,670
         Depreciation on property and equipment ...     32,860      41,569
                                                     ---------    --------
         Total noncurrent deferred tax liabilities      56,686      56,239
                                                     ---------    --------
         Net deferred tax assets ..................  $  21,416    $ 21,173
                                                     =========    ========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Realization of deferred tax assets associated with the NOLs and foreign tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOLs and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

     The gross amount of net operating losses ("NOLs") the Company may utilize on future tax returns is $194,542. The NOLs expire as follows:



                                YEAR         NOLS
                              --------   -----------
                                2011      $  20,726
                                2012         80,233
                                2018         74,516
                                          ---------
                                          $ 175,475
                                          =========

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 1998, 1997 and 1996 to loss before taxes. The principal reasons for these differences are as follows:



                                                                           1998           1997           1996
                                                                      -------------- -------------- -------------
      U.S. Federal, at statutory rate ...............................   $  (31,964)    $  (15,264)    $  (9,854)
      Increase resulting from:
        Meals and entertainment .....................................          266            275           159
        Goodwill relating to acquisition of international bowling
         centers ....................................................        1,755          1,658         1,093
        Disallowance of certain high yield debt .....................          187            260           192
        Valuation allowance for foreign tax credits and net
         operating loss carryforwards ...............................       45,583             --            --
        Other, net ..................................................       (8,533)           278          (178)
                                                                        ----------     ----------     ---------
      Total .........................................................   $    7,294     $  (12,793)    $  (8,588)
                                                                        ==========     ==========     =========

NOTE 11. COMMITMENTS AND CONTINGENCIES

     Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases which expire at various dates through 2016. Bowling Centers has certain ground leases, associated with several centers, which expire at various dates through 2058. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $1,733 in 1998, $1,200 in 1997 and $912 in 1996. Total rent expense under operating leases aggregated approximately $31,061 in 1998, $24,117 in 1997 and $13,737 in 1996.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Future minimum rental payments under the operating lease agreements as of December 31, 1998, are as follows:



                         YEAR ENDING
                         DECEMBER 31,
                         ------------
                           1999 ...............  $  30,436
                           2000 ...............     27,197
                           2001 ...............     24,317
                           2002 ...............     21,494
                           2003 ...............     19,710
                           Thereafter .........    141,205
                                                 ---------
                                                 $ 264,359
                                                 =========

     LITIGATION AND CLAIMS

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 New Center Packages ("NCP" or "NCPs") purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF.

     The Company believes Hai Heng's claim is a warranty issue and that Hai Heng is not entitled to recover the purchase price, lost profits or the cost of storage. The Company continues to believe that Hai Heng's claim is substantially without merit, and furthermore, based on the advice of local legal counsel, the Company believes that the judicial process leading up to the trial court award and the judgment issued by the People's Court involved significant procedural and other legal defects. Hai Heng has begun to exercise its rights to enforce the collection of the judgment. The Company intends to continue to pursue all available defenses. Among other things, AMF Bowling Products intends to seek an appeal to the Supreme People's Court in Beijing (the "Supreme Court") and a stay of the execution of the judgment. The granting of an appeal is discretionary with the Supreme Court.

     Due to a number of uncertainties inherent in the litigation process in these jurisdictions, the Company can give no assurance on the likelihood of success of its appeal efforts or the ultimate outcome of the Hai Heng litigation. However, management does not believe that the outcome of the action will have a material adverse impact on the financial position of the Company.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and personal injury claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.


NOTE 12. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company can, at its option, match a discretionary percentage of employee contributions and make an additional profit-sharing contribution as determined

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES by the Board of Directors. Employer contributions vest 100 percent after a five-year period. The amounts charged to expense under this plan were $0 in 1998, $1,779 in 1997 and $1,060 in 1996.

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $974 in 1998, $814 in 1997 and $506 in 1996.

     The Company has employment agreements with certain executives that provide for salaries and bonuses if certain operational and financial targets are met (the "Executive Employment Agreements"). The Executive Employment Agreements provide for payment of accrued compensation, continuation of certain benefits, severance payments and payment of a portion of the executive's bonus following termination of employment by Bowling Worldwide under certain circumstances. The aggregate amount committed for future salaries at December 31, 1998, excluding bonuses, was $400.


 1996 STOCK INCENTIVE PLAN

     In connection with the Acquisition, AMF Bowling adopted a stock incentive plan (the "1996 Plan") under which AMF Bowling may grant incentive awards in the form of shares of Common Stock, options to purchase shares of Common Stock ("Stock Options"), and stock appreciation rights to certain officers, employees, consultants, and nonemployee directors ("Participants") of AMF Bowling and its affiliates. The total number of shares of Common Stock reserved and available for grant under the 1996 Plan is 1,767,151. A committee of AMF Bowling's Board of Directors (the "Committee") is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to a number of the terms of awards granted under the 1996 Plan. In 1998, 1997 and 1996, the Committee granted Stock Options to Participants to purchase a total of 32,000, 702,000 and 1,119,000 shares of Common Stock, respectively. The 1998 Stock Options were granted at an exercise price of $1.00 per share. The 1997 and 1996 Stock Options were granted at an exercise price of $10.00 per share. The Stock Options granted in 1998 vest on the one year anniversary of the grant date. With respect to the 1997 and 1996 Stock Options, twenty percent of the options vest on each of the first five anniversaries of the grant dates. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

     The number of Stock Options outstanding to senior management, other employees, and directors under the 1996 Plan at December 31, 1998, 1997 and 1996, total 1,307,250, 1,572,000 and 1,096,500, respectively. Of the total
Stock Options awarded under the 1996 Plan, 522,400 were exercisable during 1998 and 265,966 were exercisable during 1997. Of the exercisable Stock Options, 67,550 were exercised in 1998 and none were exercised in 1997. None of the Stock Options awarded under the 1996 Plan were exercisable during 1996. Forfeited Stock Options totaled 229,200, 226,500 and 22,500 in 1998, 1997 and 1996, respectively.

     The 1996 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. AMF Bowling's Board of Directors (the "Board") and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1996 Plan.

     The weighted-average fair value of 1996 Plan options granted during 1998, 1997 and 1996 is $7.07, $6.78 and $3.05 per option, respectively. The 1,307,250 options outstanding at December 31, 1998 have a weighted-average exercise price of $9.78 and a weighted-average remaining contractual life of 8.1 years.


 1998 STOCK INCENTIVE PLAN

     At the 1998 annual meeting, shareholders approved the 1998 Stock Incentive Plan (the "1998 Plan") under which AMF Bowling may grant to employees of the Company and its affiliates incentive awards ("Awards") in the form of Stock Options, stock appreciation rights and shares of Common Stock that are subject to certain terms

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES and conditions. Two million shares of Common Stock are reserved and available for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as Awards pursuant to the 1998 Plan. There are 392,351 shares of Common Stock under the 1996 Plan that are available for grant of awards under that plan.

     Shares allocated to Awards granted under the 1998 Plan which are later forfeited, expire or otherwise terminate (including shares subject to Stock Appreciation Rights that are exercised for cash) may again be used for Awards under the 1998 Plan. No more than 200,000 shares of Common Stock may be allocated to the Awards granted under the 1998 Plan to a Participant in any one year.

     In 1998, 950,400 Stock Options were granted as Awards under the 1998 Plan. Twenty percent of the Stock Options vest on each of the first five anniversaries of the grants. The number of Stock Options outstanding to senior management, other employees, and directors under the 1998 Plan at December 31, 1998 total 894,650. Of the total Stock Options awarded under the 1998 Plan, none were exercisable during 1998. Forfeited Stock Options totaled 55,750 in 1998.

     The weighted-average fair value of 1998 Plan options granted during 1998 is $4.87 per option. The 1,275,250 options outstanding at December 31, 1998 have a weighted-average exercise price of $13.93 and a weighted-average remaining contractual life of 9.7 years.

     The 1998 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Board and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1998 Plan.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1996, 1997 and 1998:



                  RISK-FREE   DIVIDEND    TIME OF
                     RATE       YIELD    EXERCISE   VOLATILITY
                 ----------- ---------- ---------- -----------
  1996 .........     6.50%       0.00%  10 years       0.00%
  1997 .........     6.50%       0.00%   5 years      27.50%
  1998 .........     5.12%       0.00%   5 years      27.50%

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for Stock Options granted under the 1996 Plan and 1998 Plan been determined consistent with SFAS No. 123, the Company's net losses for 1998, 1997 and 1996 would have been increased to $107,041, $56,588 and $19,939, respectively.


NOTE 13. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest and income taxes in 1998, 1997 and 1996 was as follows:



                                   1998        1997        1996
                               ----------- ----------- -----------
  Interest ...................  $ 76,464    $ 83,200    $ 44,465
  Income taxes ...............     5,213       5,518       7,990

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Net cash used for business acquisitions in 1998, 1997 and 1996 consisted of the following:



                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                        1998            1997
                                                                  --------------- ---------------
                                                                    BOWLING CENTER ACQUISITIONS
                                                                  -------------------------------
        Working Capital, other than cash acquired ...............   $     2,822     $     6,876
        Plant and equipment .....................................      (151,765)       (200,178)
        Purchase price in excess of the net assets acquired .....       (18,286)        (20,916)
        Other assets ............................................        (6,263)         (9,106)
        Non-current liabilities .................................            --           8,563
                                                                    -----------     -----------
        Net cash used for business acquisitions .................   $  (173,492)    $  (214,761)
                                                                    ===========     ===========


                                                                          PERIOD ENDED DECEMBER 31, 1996
                                                        ------------------------------------------------------------------
                                                                                               OTHER
                                                                                              BOWLING
                                                                               CHARAN         CENTER
                                                           ACQUISITIONS     ACQUISITION    ACQUISITIONS        TOTAL
                                                        ----------------- --------------- -------------- -----------------
  Working Capital, other than cash acquired ...........   $     (17,385)    $    (5,028)    $      --      $     (22,413)
  Plant and equipment .................................        (537,827)        (97,857)       (5,182)          (640,866)
  Purchase price in excess of the net assets acquired .        (784,217)             --            --           (784,217)
  Other assets ........................................         (18,330)             --            --            (18,330)
  Non-current liabilities .............................           6,198              --            --              6,198
  Warrants to purchase Parent Common Stock ............           8,700              --            --              8,700
                                                          -------------     -----------     ---------      -------------
  Net cash used for business acquisitions .............   $  (1,342,861)    $  (102,885)    $  (5,182)     $  (1,450,928)
                                                          =============     ===========     =========      =============

     Noncash financing activities in 1998, 1997 and 1996 were as follows:



                                                          1998      1997     1996
                                                       ---------- -------- --------
        Issuance of Common Stock in connection with an
         acquisition .................................  $ 1,209    $   --   $   --
        Issuance of Common Stock and Stock Options in
         connection with a service contract ..........       --     4,028       --
        Warrants to purchase shares of Common Stock ..       --        --    8,700

NOTE 14. ACQUISITIONS

     On October 10, 1996, AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a Virginia corporation and an indirect, wholly-owned subsidiary of Bowling Worldwide, completed the acquisition (the "Charan Acquisition") of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. ("Charan"). The net purchase price of the Charan Acquisition was approximately $102.9 million. The Charan Acquisition was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with approximately $62.9 million from available borrowings under Bowling Worldwide's then existing Acquisition Facility.

     The following unaudited pro forma information has been prepared assuming the Charan Acquisition had occurred as of January 1, 1996 and is based on pro forma AMF Bowling results of operations presented in "Note 3. Pro Forma Results of Operations." The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of those dates. In addition, the pro forma information is not intended to be a projection of future results of operations.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

   PRO FORMA CONSOLIDATED DATA (UNAUDITED):


                                             YEAR ENDED
                                            DECEMBER 31,
                                                1996
                                           -------------
        Operating revenue ................   $   595.5
        Operating income .................        80.0
        Loss before income taxes .........       (26.9)
        Net loss .........................       (19.5)

     OTHER ACQUISITIONS

     Since the Acquisition and prior to December 31, 1998, AMF Bowling Centers purchased an aggregate of 262 bowling centers from various unrelated sellers including Charan. The combined net purchase price was approximately $497.5 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowling, $419.7 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock with respect to the acquisition of Active West, Inc. in 1998. The results of operations for acquired bowling centers and certain related assets and liabilities other than the Charan Acquisition were not material in relation to the Company's consolidated results of operations or financial position. Subsequent to December 31, 1998, the Company has not acquired any bowling centers.


NOTE 15. JOINT VENTURES

     In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong Joint Venture") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong Joint Venture opened its only bowling center during November 1997 in Tianjin, China. Due to the recent economic difficulties in the Asia Pacific region, future development of bowling centers in that region through the Hong Leong Joint Venture will not be pursued.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter") to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter Joint Venture") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1998, the Playcenter Joint Venture operated 12 centers in Brazil and two centers in Argentina. No additional sites for the Playcenter Joint Venture are being evaluated. The Company has pledged its shares of the Playcenter Joint Venture in connection with a guarantee of a third party loan of the Playcenter Joint Venture.

     The Company accounts for its investments in Hong Leong Joint Venture and Playcenter Joint Venture by the equity method. The joint ventures' operations and the Company's equity in earnings of the joint ventures are presented below (in thousands, unaudited):



                                                       JOINT VENTURE
                                                 -------------------------
JOINT VENTURE OPERATIONS                          HONG LEONG   PLAYCENTER      TOTAL
------------------------------------------------ ------------ ------------ ------------
      YEAR ENDED DECEMBER 31, 1997:
      Operating revenue ........................   $    297     $  4,894     $  5,191
      Operating income (loss) ..................         15       (1,215)      (1,200)
      Income (loss) before income taxes ........         15       (1,546)      (1,531)
      Net income (loss) after income taxes .....          1       (1,608)      (1,607)
      YEAR ENDED DECEMBER 31, 1998:
      Operating revenue ........................   $  1,658     $ 16,082     $ 17,740
      Operating loss ...........................       (969)      (4,851)      (5,820)
      Loss before income taxes .................     (1,159)      (8,637)      (9,796)
      Net loss after income taxes ..............     (1,159)      (8,661)      (9,820)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                                                                            JOINT VENTURE
                                                                      -------------------------
AMF EQUITY IN EARNINGS                                                 HONG LEONG   PLAYCENTER      TOTAL
--------------------------------------------------------------------- ------------ ------------ -------------
      AMF equity in income (loss) ...................................   $    --     $    (804)    $    (804)
      Elimination of 50% gross profit on sales to joint ventures           (354)         (204)         (558)
                                                                        -------     ---------     ---------
      Balance December 31, 1997 .....................................      (354)       (1,008)       (1,362)
                                                                        -------     ---------     ---------
      AMF equity in loss ............................................      (579)       (4,330)       (4,909)
      Amortization of excess investment .............................        --        (3,298)       (3,298)
                                                                        -------     ---------     ---------
      Balance December 31, 1998 .....................................   $  (933)    $  (8,636)    $  (9,569)
                                                                        =======     =========     =========

     The joint ventures' financial position as of December 31, 1998 and 1997, and the Company's investments in the joint ventures and amounts due from Playcenter Joint Venture as of December 31, 1998 and 1997, are presented below (in thousands, unaudited):



JOINT VENTURE FINANCIAL POSITION                1998        1997
------------------------------------          ---------- ----------


Current assets .............................    $ 1,815        $ 5,244
Non-current assets .........................     25,655         31,099
Current liabilities ........................      2,265          3,227
Non-current liabilities ....................     24,401         25,480
Stockholders' equity .......................        804          7,636


INVESTMENTS/AMOUNTS DUE FROM JOINT VENTURES         1998       1997
---------------------------------------------   ---------- ----------
Investments in joint ventures ...............   $ 4,401        $ 9,818
Notes receivable due from joint ventures.....     3,948          3,781
Loan to joint venture .......................     9,087          6,400
                                                -------        -------
Total investment/due from joint ventures.....   $17,436        $19,999
                                                =======        =======

     The Company's investment in Playcenter Joint Venture includes the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess was $19,986 at December 31, 1998, and is being amortized on a straight-line basis over the estimated life of the joint venture of ten years. The note receivable due from Playcenter Joint Venture represents the balance due for sales of equipment to the joint venture through a Brazilian distributor. The balance due on the equipment sales and the loan to Playcenter Joint Venture bear interest at 12% through November 21, 1997, and 8% thereafter. Principal and interest will be repaid to the Company by the joint venture from its operating cash flow.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 16. BUSINESS SEGMENTS

     The Company operates in two major lines of business: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for 1998, 1997 and 1996 is presented below (in millions):



                                            BOWLING CENTERS                      BOWLING PRODUCTS
                                 ------------------------------------ -------------------------------
                                               INTER-       SUB-                 INTER-                            ELIM-
                                   U.S.       NATIONAL      TOTAL       U.S.    NATIONAL   SUB-TOTAL CORPORATE   INATIONS    TOTAL
                                 ---------- ---------- ----------- ---------- ---------- ----------  ---------- ---------- ---------
YEAR ENDED DECEMBER 31,
  1998:
 Revenue from unaffiliated
  customers ....................  $ 425.5    $ 115.4    $  540.9    $  83.2    $ 114.0    $  197.2   $     --    $  --    $   738.1
 Intersegment sales ............       --         --          --       10.9        4.4        15.3         --       --         15.3
 Operating income (loss) .......     32.6       12.1        44.7       (7.8)      (4.0)      (11.8)      (17.8)     1.0        16.1
 Identifiable assets ...........    883.3      350.1     1,233.4      625.4       80.7       706.1        14.3      2.2     1,956.0
 Depreciation and amortization       77.8       19.6        97.4       21.1        1.4        22.5         2.0     (1.6)      120.3
 Capital expenditures ..........     46.9       10.0        56.9        8.5        1.0         9.5         0.2      --         66.6
 Research and development
  expense ......................       --         --          --        0.1         --         0.1         --       --          0.1
YEAR ENDED DECEMBER 31,
 1997:
 Revenue from unaffiliated
  customers ....................  $ 324.7    $ 104.4    $  429.1    $ 105.7    $ 178.9    $  284.6   $     --    $  --    $   713.7
 Intersegment sales ............       --         --          --        9.4        5.3        14.7         --       --         14.7
 Operating income (loss) .......     36.5       11.1        47.6       36.6       14.4        51.0       (16.8)     1.1        82.9
 Identifiable assets ...........    810.5      309.1     1,119.6      631.1       69.9       701.0        10.0      1.2     1,831.8
 Depreciation and amortization       64.3       18.5        82.8       18.6        1.2        19.8         1.4     (1.5)      102.5
 Capital expenditures ..........     33.4        6.0        39.4        8.1        1.1         9.2         8.6     (0.5)       56.7
 Research and development
  expense ......................       --         --          --        0.9         --         0.9         --       --          0.9
PERIOD ENDED DECEMBER 31,
 1996:
 Revenue from unaffiliated
  customers ....................  $ 132.3    $  67.4    $  199.7    $  69.1    $ 116.0    $  185.1   $     --    $  --    $   384.8
 Intersegment sales ............       --         --          --        3.7        2.3         6.0         --       --          6.0
 Operating income (loss) .......     10.8        6.8        17.6       26.1       10.9        37.0        (8.6)     0.1        46.1
 Identifiable assets ...........    612.8      302.7       915.5      606.7       44.5       651.2        27.1      0.1     1,593.9
 Depreciation and amortization       25.6       12.1        37.7       12.1        0.5        12.6         --      (0.9)       49.4
 Capital expenditures ..........      8.1        5.0        13.1        1.5        1.7         3.2         1.3     (0.7)       16.9
 Research and development
  expense ......................       --         --          --        1.3         --         1.3         --       --          1.3

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

NOTE 17. GEOGRAPHIC SEGMENTS

     Information about the Company's operations in different geographic areas for 1998, 1997 and 1996, and identifiable assets at December 31, 1998 and 1997, are presented below:


                                   1998         1997         1996
                               ------------ ------------ ------------
  Net operating revenue:
  United States                 $ 519,600    $ 439,800    $ 205,800
  United Kingdom                   59,700       44,100       15,900
  Australia                        48,900       49,500       33,500
  Japan                            34,200       54,700       36,800
  China, including Hong Kong       33,500       82,400       60,700
  Other European countries         28,300       21,300        9,900
  Mexico                           10,700        8,800        5,400
  Sweden                            6,500        9,100        7,400
  Korea                             6,400       14,100       14,300
  Spain                             4,100        3,300          900
  Canada                              800          600          200
  Middle East                         700          700           --
  Eliminations                    (15,300)     (14,700)      (6,000)
                                ---------    ---------    ---------
                                $ 738,100    $ 713,700    $ 384,800
                                =========    =========    =========

     Operating revenue for the U.S. Bowling Products operation has been reduced by $75,991 in 1998, $104,900 in 1997 and $63,400 in 1996 to reflect the elimination of intracompany sales between the U.S. Bowling Products operation and the Bowling Products international sales and service branches.



                                   1998        1997         1996
                               ----------- ------------ ------------
  Operating income (loss):
  United States                 $  7,000     $ 56,300     $ 28,200
  Australia                        6,400        6,700        4,900
  United Kingdom                   5,700        4,400          600
  Mexico                           1,600        1,300          500
  Sweden                             500        1,300        1,000
  Canada                            (200)        (100)        (100)
  Japan                             (200)       4,500        4,000
  Middle East                       (200)          --           --
  Spain                             (200)        (200)        (100)
  Korea                             (900)         200          100
  Other European countries        (1,200)        (900)        (700)
  China, including Hong Kong      (3,200)       8,300        7,600
  Eliminations                     1,000        1,100          100
                                --------     --------     --------
                                $ 16,100     $ 82,900     $ 46,100
                                ========     ========     ========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     Operating income for the U.S. Bowling Products operation has been increased by $148 in 1998, $2,300 in 1997 and reduced by $1,000 in 1996 to reflect the elimination of intracompany gross profit between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.



                                    1998           1997
                               -------------- --------------
  Identifiable assets:
  United States                 $ 1,523,100    $ 1,451,600
  United Kingdom                    188,600        115,900
  Australia                         110,500        112,300
  Other European countries           37,700         38,300
  Japan                              31,600         36,900
  China, including Hong Kong         28,000            200
  Mexico                             13,000         17,200
  Korea                               9,900          3,900
  Spain                               5,100          5,400
  Canada                              3,300          6,300
  Sweden                              2,100          3,400
  Middle East                         1,000         39,200
  Eliminations                        2,200          1,200
                                -----------    -----------
                                $ 1,956,100    $ 1,831,800
                                ===========    ===========

     Identifiable assets for the international sales and service branches have been reduced by $3,037 at December 31, 1998 and $3,200 at December 31, 1997 to reflect the elimination of intracompany gross profit in inventory between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.


NOTE 18. RELATED PARTIES

     Goldman Sachs and its affiliates have certain interests in the Company in addition to being the initial purchasers of the Notes of the Company in connection with the Acquisition. Richard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling, AMF Group Holdings and Bowling Worldwide. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of AMF Bowling; thus Goldman Sachs will be deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the Subsidiary Notes. In addition, Goldman Sachs is entitled to the reimbursement of its expenses and is indemnified in connection with its services.

     In connection with the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc. acted as Arrangers; and Citibank, N.A. is acting as Administrative Agent. Goldman Sachs Credit Partners, L.P., was also a lender under the bank credit agreement. Goldman Sachs has received fees of approximately $9.8 million and has been reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

     Under the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Total fees payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Credit Agreement aggregated approximately $0.9 million, and such entity was reimbursed for expenses in connection with such services.

     Goldman Sachs acted as the Company's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire underwriting syndicate in the Initial Public Offering totaled $18.9 million.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

     In 1997, the Company paid a fee of $0.3 million to Goldman Sachs for its representation of the Company in connection with the Company's lease of its new bowling center at Chelsea Piers in New York.


NOTE 19. RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Adoption of these standards did not have a material impact on the Company's financial position or results of operations.

     Effective for the fiscal year ended December 31, 1999, the Company is required to adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Effective for the quarter ended March 31, 2000, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations.


NOTE 20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating information presents:

   o Condensed consolidating balance sheets as of December 31, 1998 and 1997, and condensed consolidating statements of operations and cash flows for 1998, 1997 and 1996.

     o Elimination entries necessary to combine the entities comprising AMF Bowling.

     The Subsidiary Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first- and second-tier subsidiaries of Bowling Worldwide (the "Guarantors"). Third-tier subsidiaries of Bowling Worldwide, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc., a second-tier subsidiary of Bowling Worldwide, have not provided guarantees (the "Non-Guarantors").

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                              NON-
                                                             GUARANTOR     GUARANTOR
                                                             COMPANIES     COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                          -------------- ------------- -------------- ---------------
                     ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents .............................  $    19,843     $   2,004     $       --     $    21,847
  Accounts and notes receivable, net of allowance for
   doubtful accounts ....................................       81,999           436             --          82,435
  Accounts receivable-- intercompany ....................        9,690         7,374        (17,064)             --
  Inventories ...........................................       63,710         1,025             --          64,735
  Deferred taxes and other ..............................       18,145         4,394             --          22,539
                                                           -----------     ---------     ----------     -----------
   TOTAL CURRENT ASSETS .................................      193,387        15,233        (17,064)        191,556
 Notes receivable-- intercompany ........................       43,817         5,663        (49,480)             --
 Property and equipment, net ............................      794,550        78,255          1,180         873,985
 Investment in subsidiaries .............................       21,805            --        (21,805)             --
 Goodwill and other assets ..............................      879,169        11,306             --         890,475
                                                           -----------     ---------     ----------     -----------
   TOTAL ASSETS .........................................  $ 1,932,728     $ 110,457     $  (87,169)    $ 1,956,016
                                                           ===========     =========     ==========     ===========
          LIABILITIES AND STOCKHOLDER'S EQUITY
 CURRENT LIABILITIES:
  Accounts payable ......................................  $    31,157     $   2,743     $       --     $    33,900
  Accounts payable-- intercompany .......................        7,374         9,690        (17,064)             --
  Accrued expenses ......................................       49,984        10,528             --          60,512
  Income taxes payable ..................................        1,486         3,830             --           5,316
 Current portion long-term debt .........................       32,375            --             --          32,375
                                                           -----------     ---------     ----------     -----------
    TOTAL CURRENT LIABILITIES ...........................      122,376        26,791        (17,064)        132,103
 Long-term debt, less current portion ...................      997,713        17,003             --       1,014,716
 Notes payable-- intercompany ...........................        5,663        43,817        (49,480)             --
 Other long-term liabilities ............................        4,224         1,041             --           5,265
 Deferred income taxes ..................................           --            --             --              --
                                                           -----------     ---------     ----------     -----------
    TOTAL LIABILITIES ...................................    1,129,976        88,652        (66,544)      1,152,084
                                                           -----------     ---------     ----------     -----------
 COMMITMENTS AND CONTINGENCIES
 Stockholder's equity:
  Common stock ..........................................           --            --             --              --
  Paid-in capital .......................................    1,003,794        27,629        (25,625)      1,005,798
  Retained deficit ......................................     (181,717)        2,758         (3,582)       (182,541)
  Accumulated other comprehensive income ................      (19,325)       (8,582)         8,582         (19,325)
                                                           -----------     ---------     ----------     -----------
  TOTAL STOCKHOLDER'S EQUITY ............................      802,752        21,805        (20,625)        803,932
                                                           -----------     ---------     ----------     -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............  $ 1,932,728     $ 110,457     $  (87,169)    $ 1,956,016
                                                           ===========     =========     ==========     ===========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                               NON-
                                                               GUARANTOR    GUARANTOR
                                                               COMPANIES    COMPANIES   ELIMINATIONS    CONSOLIDATED
                                                            -------------- ----------- -------------- ---------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................  $    33,451    $  2,339     $       --     $    35,790
  Accounts and notes receivable, net of allowance for
   doubtful accounts ......................................       71,652       2,339             --          73,991
  Accounts receivable -- intercompany .....................        6,682       1,963         (8,645)             --
  Inventories .............................................       54,765       1,803             --          56,568
  Deferred taxes and other ................................       14,345       2,704             --          17,049
                                                             -----------    --------     ----------     -----------
     TOTAL CURRENT ASSETS .................................      180,895      11,148         (8,645)        183,398
  Notes receivable-intercompany ...........................       15,482       1,663        (17,145)             --
  Property and equipment, net .............................      712,032      37,845          1,008         750,885
  Investment in subsidiaries ..............................       24,499          --        (24,499)             --
  Goodwill and other assets ...............................      891,011       6,519             --         897,530
                                                             -----------    --------     ----------     -----------
     TOTAL ASSETS .........................................  $ 1,823,919    $ 57,175     $  (49,281)    $ 1,831,813
                                                             ===========    ========     ==========     ===========
           LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES:
  Accounts payable ........................................  $    38,513    $  3,070     $       --     $    41,583
  Accounts payable -- intercompany ........................        1,934       6,711         (8,645)             --
  Accrued expenses ........................................       59,495       5,370             --          64,865
  Income taxes payable ....................................        3,237       2,334             --           5,571
  Longterm debt, current portion ..........................       27,376          --             --         139,395
                                                             -----------    --------     ----------     -----------
     TOTAL CURRENT LIABILITIES ............................      130,555      17,485         (8,645)        139,395
Long-term debt ............................................    1,033,223          --             --       1,033,223
Notes payable -- intercompany .............................        2,990      14,155        (17,145)             --
Other long-term liabilities ...............................        5,333          --             --           5,333
Deferred income taxes .....................................       (1,036)      1,036             --              --
                                                             -----------    --------     ----------     -----------
   TOTAL LIABILITIES ......................................    1,171,065      32,676        (25,790)      1,177,951
                                                             -----------    --------     ----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
 Common stock .............................................           --          --             --              --
 Paid-in capital ..........................................      747,145      28,910        (26,906)        749,149
 Retained earnings (deficit) ..............................      (74,718)      3,589         (4,585)        (75,714)
  Equity adjustment from foreign currency translation .....      (19,573)     (8,000)         8,000         (19,573)
                                                             -----------    --------     ----------     -----------
  TOTAL STOCKHOLDER'S EQUITY ..............................      652,854      24,499        (23,491)        653,862
                                                             -----------    --------     ----------     -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..............  $ 1,823,919    $ 57,175     $  (49,281)    $ 1,831,813
                                                             ===========    ========     ==========     ===========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                            NON-
                                                           GUARANTOR     GUARANTOR
                                                           COMPANIES     COMPANIES   ELIMINATIONS    CONSOLIDATED
                                                        --------------- ----------- -------------- ---------------
 OPERATING REVENUE ....................................   $   682,772    $ 56,087      $  (746)      $   738,113
                                                          -----------    --------      -------       -----------
 OPERATING EXPENSES:
  Cost of goods sold ..................................       196,376       6,347         (499)          202,224
  Bowling center operating expenses ...................       304,311      31,641         (247)          335,705
  Selling, general, and administrative expenses .......        60,738       3,031           --            63,769
  Depreciation and amortization .......................       113,558       6,910         (172)          120,296
                                                          -----------    --------      -------       -----------
   Total operating expenses ...........................       674,983      47,929         (918)          721,994
                                                          -----------    --------      -------       -----------
   Operating income ...................................         7,789       8,158          172            16,119
 NONOPERATING EXPENSES (INCOME):
  Interest expense ....................................       100,804       1,126           --           101,930
  Other expenses, net .................................         4,851       2,475           --             7,326
  Interest income .....................................        (1,689)       (122)          --            (1,811)
  Equity in (income) loss of subsidiaries .............          (249)         --          249                --
                                                          -----------    --------      -------       -----------
   Total nonoperating expenses ........................       103,717       3,479          249           107,445
                                                          -----------    --------      -------       -----------
 Loss before income taxes .............................       (95,928)      4,679          (77)          (91,326)
 Provision for income taxes ...........................         2,864       4,430           --             7,294
                                                          -----------    --------      -------       -----------
 Net loss before equity in loss of joint ventures .....       (98,792)        249          (77)          (98,620)
 Equity in loss of joint ventures .....................        (8,207)         --           --            (8,207)
                                                          -----------    --------      -------       -----------
 Net loss .............................................   $  (106,999)   $    249      $   (77)      $  (106,827)
                                                          ===========    ========      =======       ===========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                             NON-
                                                            GUARANTOR     GUARANTOR
                                                            COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                          ------------- ------------- -------------- -------------
 OPERATING REVENUE ......................................  $  673,714     $  42,205     $  (2,251)    $  713,668
                                                           ----------     ---------     ---------     ----------
 OPERATING EXPENSES:
  Cost of goods sold ....................................     207,820         6,230        (1,506)       212,544
  Bowling center operating expenses .....................     229,629        22,188          (611)       251,206
   Selling, general, and administrative expenses ........      61,421         3,125            --         64,546
  Depreciation and amortization .........................      96,812         5,826          (191)       102,447
                                                           ----------     ---------     ---------     ----------
   Total operating expenses .............................     595,682        37,369        (2,308)       630,743
                                                           ----------     ---------     ---------     ----------
   Operating income .....................................      78,032         4,836            57         82,925
 NONOPERATING EXPENSES (INCOME):
  Interest expense ......................................     117,804           581            --        118,385
  Other expenses, net ...................................       6,054         2,725         1,327         10,106
  Interest income .......................................      (1,631)         (221)           --         (1,852)
  Equity in loss of subsidiaries ........................       1,043            --        (1,043)            --
                                                           ----------     ---------     ---------     ----------
   Total nonoperating expenses ..........................     123,270         3,085          (284)       126,639
                                                           ----------     ---------     ---------     ----------
 Income (loss) before income taxes ......................     (45,238)        1,751          (227)       (43,714)
 Provision (benefit) for income taxes ...................     (15,587)        2,794            --        (12,793)
                                                           ----------     ---------     ---------     ----------
 Net loss before equity in loss of joint ventures and
  extraordinary items ...................................     (29,651)       (1,043)         (227)       (30,921)
 Equity in loss of joint ventures, net of tax ...........      (1,362)           --            --         (1,362)
                                                           ----------     ---------     ---------     ----------
 Net loss before extraordinary items ....................     (31,013)       (1,043)         (227)       (32,283)
 Extraordinary items, net of tax ........................     (23,366)           --            --        (23,366)
                                                           ----------     ---------     ---------     ----------
 Net loss ...............................................  $  (54,379)    $  (1,043)    $    (227)    $  (55,649)
                                                           ==========     =========     =========     ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                        NON-
                                                        GUARANTOR    GUARANTOR
                                                        COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------- ----------- -------------- -------------
 OPERATING REVENUE ..................................  $  364,095    $ 21,768     $  (1,054)    $  384,809
                                                       ----------    --------     ---------     ----------
 OPERATING EXPENSES:
  Cost of goods sold ................................     127,623       3,566          (647)       130,542
  Bowling center operating expenses .................     112,318      11,780          (425)       123,673
  Selling, general, and administrative expenses .....      33,444       1,626            --         35,070
  Depreciation and amortization .....................      46,198       3,260           (72)        49,386
                                                       ----------    --------     ---------     ----------
   Total operating expenses .........................     319,583      20,232        (1,144)       338,671
                                                       ----------    --------     ---------     ----------
   Operating income .................................      44,512       1,536            90         46,138
 NONOPERATING EXPENSES:
  Interest expense ..................................      77,968          22            --         77,990
  Other (income) expense, net .......................          98         892           922          1,912
  Interest income ...................................      (5,617)       (131)           --         (5,611)
  Equity in loss of subsidiaries ....................         499          --          (499)            --
                                                       ----------    --------     ---------     ----------
   Total nonoperating expenses ......................      72,948         920           423         74,291
                                                       ----------    --------     ---------     ----------
 Income (loss) before income taxes ..................     (28,436)        616          (333)       (28,153)
 Provision (benefit) for income taxes ...............      (9,703)      1,115            --         (8,588)
                                                       ----------    --------     ---------     ----------
 Net loss ...........................................  $  (18,733)   $   (499)    $    (333)    $  (19,565)
                                                       ==========    ========     =========     ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                   NON-
                                                                 GUARANTOR      GUARANTOR
                                                                 COMPANIES      COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                              --------------- ------------- -------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................   $  (106,999)    $    249        $  (77)      $  (106,827)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization ............................       113,558        6,910          (172)          120,296
   Equity in loss of joint ventures .........................         8,207           --            --             8,207
   Deferred income taxes ....................................          (243)          --            --              (243)
   Amortization of bond discount ............................        23,965           --            --            23,965
   Equity in loss of subsidiaries ...........................          (249)          --           249                --
   Loss on the sale of property and equipment, net ..........         8,953           (5)           --             8,948
   Changes in assets and liabilities:
    Accounts and notes receivable, net ......................       (11,129)         976            --           (10,153)
    Receivables and payables -- affiliates ..................       (22,873)      22,873            --                --
    Inventories .............................................        (6,982)         (87)           --            (7,069)
    Other assets ............................................       (12,912)      (6,772)           --           (19,684)
    Accounts payable and accrued expenses ...................       (14,474)       5,093            --            (9,381)
   Income taxes payable .....................................        (1,875)       1,661            --              (214)
   Other long-term liabilities ..............................           (73)          --            --               (73)
                                                                -----------     ----------      ------       -----------
   Net cash (used in) provided by operating activities ......       (23,126)      30,898            --             7,772
                                                                -----------     ----------      ------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of operating units, net of cash acquired .....      (124,054)     (49,438)           --          (173,492)
  Investments in and advances to joint ventures .............        (5,643)          --            --            (5,643)
  Purchases of property and equipment .......................       (62,872)      (3,767)           --           (66,639)
  Proceeds from sale of property and equipment ..............         3,811           --            --             3,811
                                                                -----------     ----------      ------       -----------
   Net cash used in investing activities ....................      (188,758)     (53,205)           --          (241,963)
                                                                -----------     ----------      ------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net of deferred
   financing costs ..........................................       224,500       40,000                         264,500
  Payment on long-term debt .................................      (278,988)     (22,997)           --          (301,985)
  Capital Contribution from Parent ..........................       255,587           --            --           255,587
  Noncompete obligations ....................................          (677)          --            --              (677)
                                                                -----------     ----------      ------       -----------
   Net cash provided by financing activities ................       200,422       17,003            --           217,425
                                                                -----------     ----------      ------       -----------
   Effect of exchange rates on cash .........................        (2,152)       4,975            --             2,823
                                                                -----------     ----------      ------       -----------
   Net (decrease) increase in cash ..........................       (13,614)        (329)           --           (13,943)
   Cash and cash equivalents at beginning of period .........        33,457        2,333            --            35,790
                                                                -----------     ----------      ------       -----------
   Cash and cash equivalents at end of period ...............   $    19,843     $  2,004        $   --       $    21,847
                                                                ===========     ==========      ======       ===========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                  NON-
                                                                 GUARANTOR     GUARANTOR
                                                                 COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                              -------------- ------------- -------------- -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................   $  (54,379)    $  (1,043)     $   (227)    $  (55,649)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization ............................       96,812         5,826          (191)       102,447
   Equity in loss of joint ventures .........................        1,362            --            --          1,362
   Extraordinary items, net of tax ..........................       23,366            --            --         23,366
   Deferred income taxes ....................................      (20,227)            6            --        (20,221)
   Amortization of bond discount ............................       33,562            --            --         33,562
   Equity in loss of subsidiaries ...........................        1,043            --        (1,043)            --
   Dividends from non-guarantor companies ...................        1,327        (1,327)           --             --
   Loss on the sale of property and equipment, net ..........        4,417            29            --          4,446
   Changes in assets and liabilities:
    Accounts and notes receivable ...........................      (25,218)         (875)           --        (26,093)
    Receivables and payables -- affiliates ..................      (12,745)       12,745            --             --
    Inventories .............................................      (16,570)         (401)           --        (16,971)
    Other assets ............................................      (13,375)         (747)        1,327        (12,795)
    Accounts payable and accrued expenses ...................       14,522         3,260            --         17,782
    Income taxes payable ....................................       (1,152)        1,737            --            585
    Other long-term liabilities .............................       (4,089)           --            --         (4,089)
                                                                ----------     ---------      --------     ----------
  Net cash provided by (used in) operating activities . .....       28,656        19,210          (134)        47,732
                                                                ----------     ---------      --------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of operating units, net of cash acquired .....     (197,271)      (17,490)           --       (214,761)
  Investments in and advances to joint ventures .............      (21,361)           --            --        (21,361)
   Purchases of property and equipment ......................      (53,911)       (2,926)          134        (56,703)
  Proceeds from sale of property and equipment ..............        4,123            57            --          4,180
                                                                ----------     ---------      --------     ----------
   Net cash provided by (used in) investing activities ......     (268,420)      (20,359)          134       (288,645)
                                                                ----------     ---------      --------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net of deferred
   financing costs ..........................................      231,406         9,000            --        240,406
  Payment on long-term debt .................................     (295,621)       (9,000)           --       (304,621)
  Prepayment penalty ........................................      (14,571)           --            --        (14,571)
  Capital Contribution ......................................      315,671            --            --        315,671
  Dividend to AMF Bowling ...................................         (500)           --            --           (500)
  Noncompete obligations ....................................         (647)           --            --           (647)
                                                                ----------     ---------      --------     ----------
   Net cash provided by (used in) financing activities ......      235,738            --                      235,738
                                                                ----------     ---------                   ----------
   Effect of exchange rates on cash .........................       (2,183)         (420)           --         (2,603)
                                                                ----------     ---------      --------     ----------
   Net decrease in cash .....................................       (6,209)       (1,569)           --         (7,778)
   Cash and cash equivalents at beginning of period .........       39,660         3,908            --         43,568
                                                                ----------     ---------      --------     ----------
   Cash and cash equivalents at end of period ...............   $   33,451     $   2,339      $     --     $   35,790
                                                                ==========     =========      ========     ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES

                    AMF GROUP HOLDINGS INC. AND SUBIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                NON-
                                                                GUARANTOR    GUARANTOR
                                                                COMPANIES    COMPANIES   ELIMINATIONS    CONSOLIDATED
                                                             -------------- ----------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..................................................  $    (18,733)  $   (499)     $  (333)     $    (19,565)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization ...........................        46,198      3,260          (72)           49,386
   Deferred taxes ..........................................       (14,040)        --           --           (14,040)
   Amortization of bond discount ...........................        24,731         --           --            24,731
   Equity in loss of subsidiaries ..........................           499         --         (499)               --
   Dividends from non-guarantor companies ..................           922       (922)          --                --
   Loss on the sale of property and equipment, net .........           390         18           --               408
   Changes in assets and liabilities:
    Accounts and notes receivable .................... .....        (6,663)       159           --            (6,504)
    Receivables and payables -- affiliates .................           399       (399)          --                --
    Inventories ...................................... .....         1,830         32           --             1,862
    Other assets ..................................... .....        (4,332)      (445)         904            (3,873)
    Accounts payable and accrued expenses ............ .....        21,631        299           --            21,930
    Income taxes payable ............................. .....           662       (301)          --               361
    Other long-term liabilities ...................... .....        18,918        217           --            19,135
                                                              ------------   --------      -------      ------------
  Net cash provided by operating activities .......... .....        72,412      1,419           --            73,831
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of operating units, net of cash acquired .....    (1,454,213)     3,285           --        (1,450,928)
 Purchases of property and equipment .......................       (15,930)    (1,011)          --           (16,941)
 Proceeds from sales of property and equipment .............           584        170           --               754
                                                              ------------   --------      -------      ------------
  Net cash provided by (used in) investing activities  .....    (1,469,559)     2,444           --        (1,467,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred
   financing costs .........................................     1,059,277         --                      1,059,277
 Payments on long-term debt ................................       (38,875)        --           --           (38,875)
 Capital contribution ......................................       420,750         --           --           420,750
 Payment of noncompete obligations .........................        (2,892)        --           --            (2,892)
                                                              ------------   --------      -------      ------------
   Net cash provided by financing activities ...............     1,438,260         --           --         1,438,260
                                                              ------------   --------      -------      ------------
   Effect of exchange rates on cash ........................        (1,453)        45           --            (1,408)
                                                              ------------   --------      -------      ------------
   Net increase in cash ....................................        39,660      3,908           --            43,568
   Cash and cash equivalents at beginning of period ........            --         --           --                --
                                                              ------------   --------      -------      ------------
   Cash and cash equivalents at end of period ..............  $     39,660   $  3,908      $    --      $     43,568
                                                              ============   ========      =======      ============

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES


                            SELECTED QUARTERLY DATA
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)



                                                        1997                                             1998
                                 -----------------------------------------------  -------------------------------------------------
                                  MARCH 31   JUNE 30   SEPTEMBER 30  DECEMBER 31   MARCH 31    JUNE 30  SEPTEMBER 30  DECEMBER 31
QUARTERS ENDED                   --------- ----------- ------------  -----------  ------------ --------- -----------  ------------
Net sales ..................... $ 157.6     $ 160.5     $ 187.5      $ 208.1     $  187.6      $162.2    $ 172.5         $ 215.8
Operating income (loss)........    29.7        12.7        17.5         23.0         26.3       (11.7)      (9.7)           11.2
Net income (loss) before
  extraordinary items .........     0.1       (12.3)      (10.2)        (9.8)        (0.6)      (32.2)     (31.4)          (42.6)
Extraordinary items, net of
     tax (a)...................      --          --          --        (23.4)          --          --         --             --
Net income (loss)..............     0.1       (12.3)      (10.2)       (33.2)        (0.6)      (32.2)     (31.4)          (42.6)




---------
(a) Costs incurred in connection with the use of a capital contribution from AMF Bowling attributable to proceeds received by AMF Bowling from the Initial Public Offering. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and the Stockholders
AMF Bowling Group


     In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AMF Bowling Group at April 30, 1996 and the results of its operations and its cash flows for the four months ended April 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Norfolk, Virginia
June 28, 1996

                               AMF BOWLING GROUP

                            COMBINED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)



                                                                                        APRIL 30,
                                                                                          1996
                                                                                      ------------
ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $ 21,913
  Accounts and notes receivable, net of allowance for doubtful accounts of $3,110 ...     33,887
  Accounts and notes receivable -- affiliates .......................................        166
  Inventories .......................................................................     43,296
  Prepaid expenses and other ........................................................      6,113
                                                                                        --------
   Total current assets .............................................................    105,375
Property and equipment, net .........................................................    251,544
Other assets ........................................................................     18,330
                                                                                        --------
   Total assets .....................................................................   $375,249
                                                                                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................   $ 23,670
  Book overdrafts ...................................................................      5,724
  Accrued expenses and deposits .....................................................     34,916
  Long-term debt, current portion ...................................................         10
  Income taxes payable ..............................................................      1,757
                                                                                        --------
   Total current liabilities ........................................................     66,077
Long-term debt ......................................................................      1,958
Other liabilities ...................................................................      2,811
Deferred income taxes ...............................................................      1,429
                                                                                        --------
   Total liabilities ................................................................     72,275
                                                                                        ========
Commitments and contingencies (Note 9)
Stockholders' equity:
  Common stock ......................................................................        454
  Paid-in capital ...................................................................    251,770
  Retained earnings .................................................................     52,302
  Equity adjustment from foreign currency translation ...............................     (1,552)
                                                                                        --------
    Total stockholders' equity ......................................................    302,974
                                                                                        --------
    Total liabilities and stockholders' equity ......................................   $375,249
                                                                                        ========

   The accompanying notes are an integral part of this financial statement.

                               AMF BOWLING GROUP

                       COMBINED STATEMENT OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)



                                                           FOUR MONTHS
                                                              ENDED
                                                            APRIL 30,
                                                              1996
                                                          ------------
 Operating revenues:
  Sales of products and services ........................  $ 164,371
  Revenue from operating lease activities ...............        573
                                                           ---------
   Total operating revenues .............................    164,944
                                                           ---------
 Operating expenses:
  Cost of sales, excluding depreciation of $791 .........     43,118
  Bowling center operations .............................     80,156
  Selling, general and administrative ...................     35,557
  Depreciation and amortization .........................     15,097
                                                           ---------
   Total operating expenses .............................    173,928
                                                           ---------
   Operating loss .......................................     (8,984)
 Nonoperating income (expenses):
  Interest expense ......................................     (4,504)
  Other expenses, net ...................................       (692)
  Interest income .......................................        611
  Foreign currency transaction loss .....................        (29)
                                                           ---------
 Loss before income taxes ...............................    (13,598)
 Income tax benefit .....................................      1,731
                                                           ---------
   Net loss .............................................  $ (11,867)
                                                           =========
 PRO FORMA FINANCIAL INFORMATION (UNAUDITED):



                                                                  FOUR MONTHS
                                                                     ENDED
                                                                   APRIL 30,
                                                                     1996
                                                                 ------------
 Net loss before income taxes and pro forma adjustments ........  $ (13,598)
 Pro forma C Corporation--tax benefit ..........................      5,065
                                                                  ---------
 Pro forma net loss ............................................  $  (8,533)
                                                                  =========

   The accompanying notes are an integral part of this financial statement.

                               AMF BOWLING GROUP

                       COMBINED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)



                                                                                   FOUR MONTHS
                                                                                      ENDED
                                                                                    APRIL 30,
                                                                                      1996
                                                                                  ------------
Cash flows from operating activities:
  Net loss ......................................................................  $ (11,867)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization ................................................     15,097
   Deferred income taxes ........................................................        414
   Changes in assets and liabilities, net of effects from companies acquired:
    Accounts and notes receivable, net ..........................................      4,784
     Receivables and payables--affiliates ........................................     1,535
    Inventories .................................................................     (3,631)
    Other assets and liabilities ................................................     (2,673)
    Accounts payable and accrued expenses .......................................      8,713
    Income taxes payable ........................................................     (5,745)
                                                                                   ---------
   Net cash provided by operating activities ....................................      6,627
                                                                                   ---------
Cash flows from investing activities:
  Purchase of property and equipment ............................................     (6,874)
  Other .........................................................................      2,989
                                                                                   ---------
  Net cash used for investing activities ........................................     (3,885)
                                                                                   ---------
Cash flows from financing activities:
  Distributions to stockholders .................................................    (36,721)
  Payment of long-term debt .....................................................     (3,812)
   Proceeds on notes payable--stockholders, net ..................................     1,236
  Capital contributions by stockholders .........................................     24,805
   Collection of notes receivable--affiliates ....................................    19,408
  Other .........................................................................      3,988
                                                                                   ---------
  Net cash provided by financing activities .....................................      8,904
  Effect of exchange rates on cash ..............................................        535
                                                                                   ---------
Net increase in cash ............................................................     12,181
Cash at beginning of period .....................................................      9,732
                                                                                   ---------
Cash at end of period ...........................................................  $  21,913
                                                                                   =========

See Note 11 for supplemental disclosures to the Combined Statement of Cash
                                    Flows.
   The accompanying notes are an integral part of this financial statement.

                               AMF BOWLING GROUP

             COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)



                                                                                   EQUITY
                                                                                 ADJUSTMENT
                                                                                FROM FOREIGN                   TOTAL
                                             COMMON     PAID-IN     RETAINED      CURRENCY                 STOCKHOLDERS'
                                             STOCK      CAPITAL     EARNINGS     TRANSLATION     OTHER        EQUITY
                                          ----------- ----------- ------------ -------------- ----------- --------------
Balance, December 31, 1995 ..............     1,538      63,781      101,080        (3,400)      (1,461)      161,538
 Net loss ...............................        --          --      (11,867)           --           --       (11,867)
 Distribution to stockholders ...........        --          --      (36,721)           --           --       (36,721)
 Increase in equity adjustment from
   foreign currency translation .........        --          --           --         1,665           --         1,665
 Payment of notes receivable officer/
   stockholder ..........................        --          --           --            --        1,461         1,461
 Capital contributions ..................       102     187,989           --            --           --       188,091
 Other ..................................    (1,186)         --         (190)          183           --        (1,193)
                                             ------     -------      -------        ------       ------       -------
Balance, April 30, 1996 .................  $    454    $251,770    $  52,302      $ (1,552)    $     --     $ 302,974
                                           ========    ========    =========      ========     ========     =========

   The accompanying notes are an integral part of this financial statement.

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

     The Company did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the sellers) and, accordingly, the April 30, 1996 combined financial statements exclude the assets of these centers. As a result of the acquisition, the Company, at May 1, 1996, owns or

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


operates 205 of the Combined Companies' domestic bowling centers and 78 international bowling centers. The purchase price for the acquisition was approximately $1,300,000, subject to certain postclosing adjustments, less approximately $2,000 representing debt of the Combined Companies which remained in place following the closing of the acquisition (the "Closing").

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


     WARRANTY COSTS

     AMF Bowling offers warranties for its various products and provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold. Warranty expense aggregated approximately $1,313 for the four months ended April 30, 1996.


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

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



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


  Buildings and improvements ............ 5 - 40 years
  Bowling and related equipment ......... 5 - 10 years
  Manufacturing equipment ............... 2 - 7 years
  Furniture and fixtures ................ 3 - 8 years


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


     RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. The amount charged against income was approximately $875 for the four months ended April 30, 1996.


     ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. The amount charged against income was approximately $3,575 for the four months ended April 30, 1996.


     FOREIGN CURRENCY

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Combined Companies' foreign operations are translated from foreign currencies into

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


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


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value at April 30, 1996 because of the short maturity of these instruments. The carrying value of long-term receivables and payables approximated fair value as of April 30, 1996 based upon market rates for similar instruments.


     NONCOMPETE AGREEMENTS

     The Combined Companies have certain noncompete agreements with individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8%-10%. The assets are included in other current and noncurrent assets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations were $3,095 at April 30, 1996.


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

     The Combined Companies were charged $512 for the four months ended April 30, 1996 in management fees for certain consulting and administrative services performed by affiliated companies.

     In May 1995, the Combined Companies began purchasing health insurance from CCA Industries, an affiliated company, on a fully-insured basis. Total premiums for the four months ended April 30, 1996 were $411.

     The Combined Companies lease equipment from CCA Financial, an affiliated company. Rent expense was $203 for the four months ended April 30, 1996.


NOTE 4. INVENTORIES

     Inventories at April 30, 1996 consist of the following:






                                           APRIL 30, 1996
                                          ---------------
  Raw materials .........................     $10,325
  Work-in-progress ......................       2,084
  Finished goods and spare parts ........      28,661
  Merchandise inventory .................       3,033
                                              -------
                                               44,103
  Inventory valuation reserves ..........        (807)
                                              -------
                                              $43,296
                                              =======

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


   Inventories were determined using the following methods at April 30, 1996:


                                           APRIL 30, 1996
                                          ---------------
  LIFO (Domestic manufacturing) .........     $27,128
  FIFO (Foreign manufacturing) ..........      13,135
  Other (Merchandise inventory) .........       3,033
                                              -------
                                              $43,296
                                              =======

     If LIFO inventories had been valued at current costs, they would have been greater by $2,527 at April 30, 1996.


NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment at April 30, 1996 consist of the following:


                                                       APRIL 30, 1996
                                                      ---------------
Land ...............................................     $  25,891
Buildings and improvements .........................       143,147
Equipment, furniture and fixtures ..................       256,308
Construction in progress ...........................           110
                                                         ---------
                                                           425,456
Less: accumulated depreciation and amortization.....      (173,912)
                                                         ---------
                                                         $ 251,544
                                                         =========

     Depreciation expense was $14,523 for the four months ended April 30, 1996.



NOTE 6. ACCRUED EXPENSES AND DEPOSITS

     Accrued expenses and deposits at April 30, 1996 consist of the following:



                                      APRIL 30, 1996
                                     ---------------
  Accrued compensation .............     $ 9,714
  League bowling accounts ..........       3,776
  Other ............................      21,426
                                         -------
                                         $34,916
                                         =======

NOTE 7. LONG-TERM DEBT

     Long-term debt at April 30, 1996 consists of the following:



                                          APRIL 30,
                                            1996
                                         ----------
  Mortgage and equipment notes .........   $1,968
  Current maturities ...................      (10)
                                           ------
  Long-term portion ....................   $1,958
                                           ======

     The mortgage and equipment notes were secured by first deeds of trust on various bowling centers. The notes generally required monthly payments and matured at various times through October 2008. Interest rates on these notes were generally fixed and ranged from 3% to 12%. The notes were repaid on or prior to April 30, 1996, except for one.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 8. INCOME TAXES

     Loss before income taxes consists of the following:



                           FOUR MONTHS
                              ENDED
                            APRIL 30,
                              1996
                          ------------
  United States .........  $  (7,757)
  Foreign ...............     (5,841)
                           ---------
                           $ (13,598)
                           =========

     The income tax benefit (provision) consists of the following:



                                    FOUR MONTHS
                                       ENDED
                                     APRIL 30,
                                       1996
                                   ------------
  CURRENT TAX BENEFIT (PROVISION)
  U.S. federal ...................    $   --
  State and local ................       205
  Foreign ........................     1,940
                                      ------
  Total current ..................     2,145
                                      ------

  DEFERRED TAX BENEFIT (PROVISION)
  U.S. federal ...................        --
  State and local ................        --
  Foreign ........................      (414)
                                      ------
  Total deferred .................      (414)
                                      ------
  Total benefit ..................    $1,731
                                      ======

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



                                            APRIL 30,
                                              1996
                                           ----------
  DEFERRED TAX ASSETS
  Current assets .........................  $    815
  Noncurrent assets ......................       799
                                            --------
  Total deferred tax assets ..............     1,614
                                            --------

  DEFERRED TAX LIABILITIES
  Noncurrent liabilities .................    (1,429)
                                            --------
  Total deferred tax liabilities .........    (1,429)
                                            --------
  Net deferred tax assets ................  $    185
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

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

     The benefit for income taxes differs from the amount computed by applying the statutory rate of 35% for the four months ended April 30, 1996 to loss before income taxes. The principal reasons for this difference are follows:

                                                            FOUR MONTHS
                                                               ENDED
                                                             APRIL 30,
                                                               1996
                                                           ------------
Tax benefit at federal statutory rate ...................   $  4,759
(Increase) decrease in rates resulting from:
    S Corporation election for U.S. federal tax purposes      (4,759)
    State and local taxes ...............................        205
    Foreign income taxes ................................      1,526
                                                            --------
  Total .................................................   $  1,731
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

     PRO FORMA TAX BENEFIT IS AS FOLLOWS:


                                                 FOUR MONTHS
                                                    ENDED
                                                  APRIL 30,
                                                    1996
                                                ------------
                                                 (UNAUDITED)
                      CURRENT
                      U.S. federal ............    $3,222
                      State and local .........       329
                      Foreign .................     1,940
                                                   ------
                      Total current ...........     5,491
                                                   ------

                      DEFERRED
                      U.S. federal ............       (85)
                      State and local .........        73
                      Foreign .................      (414)
                                                   ------
                      Total deferred ..........      (426)
                                                   ------
                      Total benefit ...........    $5,065
                                                   ======

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


     Temporary differences and carryforwards which give rise to pro forma deferred tax assets and liabilities at April 30, 1996 are as follows:



                                           APRIL 30,
                                             1996
                                         ------------
                                          (UNAUDITED)
  DEFERRED TAX ASSETS
  Current assets .......................   $  3,851
  Noncurrent assets ....................        192
                                           --------
  Total deferred tax assets ............      4,043
                                           --------
  DEFERRED TAX LIABILITIES
  Noncurrent liabilities ...............     (6,170)
                                           --------
  Total deferred tax liabilities .......     (6,170)
                                           --------
  Net deferred tax liabilities .........   $ (2,127)
                                           ========

     Pro forma deferred income taxes relate primarily to timing differences between financial and income tax reporting for depreciation and certain accruals which are not currently deductible for income tax purposes.

     A reconciliation of the Combined Companies' pro forma United States Income tax benefit computed by applying the statutory United States federal income tax rate of 35% to the Combined Companies' loss before income taxes is presented in the following table:



                                                  FOUR MONTHS
                                                     ENDED
                                                   APRIL 30,
                                                     1996
                                                 ------------
                                                  (UNAUDITED)
  Tax benefit at federal statutory rate ........   $ 4,759
  (Increase) decrease in rates resulting from:
  State and local taxes, net ...................       402
  Foreign income taxes .........................     1,526
  Foreign tax credits ..........................    (1,526)
  Nondeductible items ..........................       (91)
  Other ........................................        (5)
                                                   ---------
                                                   $ 5,065
                                                   =========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 9. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Combined Companies lease certain facilities and equipment under operating leases which expire at various dates through 2011. These leases generally contain renewal options and require the Combined Companies to pay taxes, insurance, maintenance and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $293 for the four months ended April 30, 1996.

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
                                                       --------
                                                       $112,300
                                                       ========

     Total rent expense under operating leases aggregated approximately $7,487 for the four months ended April 30, 1996.


     LITIGATION AND CLAIMS

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

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


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

     While the ultimate outcome of the litigation and claims against the Combined Companies cannot presently be determined, management believes the Combined Companies have made adequate provision for possible losses. At April 30, 1996 the Combined Companies had recorded reserves aggregating approximately $2,900 for litigation and claims.


NOTE 10. EMPLOYEE BENEFIT PLANS AND BONUS

     The Combined Companies have a defined contribution 401(k) plan to which domestic employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Combined Companies can, at their option, match a discretionary percentage of employee contributions and make an additional contribution as determined by their Board of Directors. Contributions vest 100% after a five-year period. The amount charged to expense under this plan was approximately $410 for the four months ended April 30, 1996.

     One of the Combined Companies has a Stock Performance Plan (the "Plan") for certain key employees. Under the terms of the Plan, eligible employees earn Stock Performance Units as a result of the Company meeting certain operating performance conditions, as defined by the Plan, relating to (1) sales, (2) cash flow and (3) operating results. Benefits under the Plan vest over a five-year period and will be paid in installments over a ten-year period without interest (or less if specified by the Company's Board of Directors) upon the termination of an eligible employee. The Plan can be terminated or amended at any time by the Company's Board of Directors. The amount charged to expense under this plan was approximately $1,479 for the four months ended April 30, 1996. The agreement contains a provision which would accelerate the payout of the benefits from ten years to five years upon a change-of-control event and would require that interest be paid on the unpaid balance. On April 30, 1996, the Combined Companies made payments of $3,085 related to these plans and the plans were terminated.

     Certain of the Combined Companies' foreign operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee and employer funding. Each company has provided pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amount charged to expense under these plans aggregated $291 for the four months ended April 30, 1996.

     On April 30, 1996, the Combined Companies paid bonuses and special payments to employees, former employees and former directors of $43,760 in recognition of their services.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 11. SUPPLEMENTAL DISCLOSURES TO THE COMBINED STATEMENT OF CASH FLOWS



                                                         FOUR MONTHS
                                                             ENDED
                                                           APRIL 30,
                                                             1996
                                                        ------------
  Cash paid during the year for:
      Interest ........................................   $ 12,862
      Income taxes ....................................   $  5,359
  Noncash capital contribution by the stockholders:
      Debt forgiveness ................................   $163,184

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 12. BUSINESS SEGMENTS
     The Combined Companies operate in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the four months ended April 30, 1996 and identifiable assets at April 30, 1996 are presented below:


                                                 FOUR MONTHS
                                                    ENDED
                                                APRIL 30, 1996
                                               ---------------
Revenues from unaffiliated customers
 Bowling centers
   Domestic ..................................    $  75,000
   International .............................       33,500
 Manufacturing ...............................       56,400
                                                  ---------
                                                  $ 164,900
                                                  =========
Intersegment sales
 Bowling centers
   Domestic ..................................    $      --
   International .............................
 Manufacturing ...............................        4,600
                                                  ---------
                                                  $   4,600
                                                  =========
Operating (loss) income
Intersegment sales
 Bowling centers
   Domestic ..................................    $   3,600
   International .............................       (2,500)
 Manufacturing ...............................       (9,600)
 Eliminations ................................         (500)
                                                  ---------
                                                  $  (9,000)
                                                  =========
Identifiable assets
 Bowling centers
   Domestic ..................................    $ 218,300
   International .............................       65,400
 Manufacturing ...............................      101,500
 Eliminations ................................    $ (10,000)
                                                  ---------
                                                  $ 375,200
                                                  =========
Depreciation and amortization expense
 Bowling centers
   Domestic ..................................    $  11,800
   International .............................        2,500
 Manufacturing ...............................        1,200
 Eliminations ................................         (400)
                                                  ---------
                                                  $  15,100
                                                  =========
Capital expenditures
 Bowling centers
   Domestic ..................................    $   5,100
   International .............................        2,300
  Manufacturing ..............................          400
  Eliminations ...............................         (900)
                                                  ---------
                                                  $   6,900
                                                  =========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)







NOTE 13. GEOGRAPHIC SEGMENTS

     Information about the Combined Companies' operations in different geographic areas for the four months ended April 30, 1996 and identifiable assets at April 30, 1996 are presented below:



                                               FOUR MONTHS
                                                  ENDED
                                              APRIL 30, 1996
                                             ---------------
         Net operating revenue:
          United States ....................    $103,800
          Japan ............................      13,700
          Hong Kong ........................      14,000
          Korea ............................       5,800
          Australia ........................      14,700
          United Kingdom ...................       7,300
          Mexico ...........................       2,100
          Sweden ...........................       1,200
          Canada ...........................         300
          Spain ............................       1,000
          Other European countries .........       5,200
          China ............................         400
          Eliminations .....................      (4,600)
                                                --------
                                                $164,900
                                                ========

     Net operating revenues for the United States manufacturing operation has been reduced by approximately $21,500 for the four months ended April 30, 1996 to reflect the elimination of intercompany sales between the domestic manufacturing operation and the manufacturing foreign sales and service branches.


                                               FOUR MONTHS
                                                  ENDED
                                              APRIL 30, 1996
                                             ---------------
         Operating (loss) income:
          United States ....................    $ (2,900)
          Japan ............................      (1,400)
          Hong Kong ........................         800
          Korea ............................        (300)
          Australia ........................      (1,300)
          United Kingdom ...................      (1,100)
          Mexico ...........................        (200)
          Sweden ...........................        (500)
          Canada ...........................          --
          Spain ............................        (100)
          Other European countries .........      (1,300)
          China ............................        (200)
          Eliminations .....................        (500)
                                                --------
                                                $ (9,000)
                                                ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


     Operating (loss) income for the United States manufacturing operation has been reduced by approximately $1,300 for the four months ended April 30, 1996 to reflect the elimination of intercompany gross profit between the domestic manufacturing operation and the manufacturing foreign sales and service branches.



                                              APRIL 30, 1996
                                             ---------------
        Identifiable assets:
          United States ....................    $ 290,400
          Japan ............................       17,200
          Hong Kong ........................        7,700
          Korea ............................        4,500
          Australia ........................       34,800
          United Kingdom ...................       12,200
          Mexico ...........................        5,100
          Sweden ...........................        2,200
          Canada ...........................          900
          Spain ............................          200
          Other European countries .........        7,700
          China ............................        2,300
          Eliminations .....................      (10,000)
                                                ---------
                                                $ 375,200
                                                =========

     Identifiable assets for the foreign sales and service branches have been reduced by approximately $5,700 at April 30, 1996 to reflect the elimination of intercompany gross profit in inventory between the domestic manufacturing operations and the manufacturing foreign sales and service branches.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 14. STOCKHOLDERS' EQUITY



                                                                       APRIL 30, 1996
                             ---------------------------------------------------------------------------------------------------
                                                                                               EQUITY
                                                                                             ADJUSTMENT
                                                                                            FROM FOREIGN               TOTAL
                                             ISSUED AND     COMMON    PAID IN    RETAINED     CURRENCY             STOCKHOLDERS'
                              AUTHORIZED     OUTSTANDING     STOCK    CAPITAL    EARNINGS    TRANSLATION   OTHER      EQUITY
                             ------------ ---------------- -------- ----------- ---------- -------------- ------- --------------
AMF Bowling, Inc ...........     10,000       950.6689       $  1    $ 51,778    $ 15,639     $   593       $--      $ 68,011
AMF Bowling Centers,
 Inc .......................     15,000     9,485.1000          9     183,780       8,825          --        --       192,614
AMF Beverage Company
 of Oregon, Inc ............     10,000        94.8510         --          --          --          --        --            --
King Louie Lenexa, Inc .....     30,000        94.8510         --          --          --          --        --            --
AMF Catering Services
 Pty Ltd ...................    100,000   100,000.0000         82          --          --          --        --            82
AMF Bowling Centers
 (Aust) International,
 Inc .......................     10,000       948.5100          1         492      24,327       1,645        --        26,465
AMF Bowling Centers
 (Canada)
 International, Inc ........     10,000       948.5100          1       2,109      (1,238)         85        --           957
AMF BCO -- France
 One, Inc ..................     10,000     1,000.0000          1         220         533         (93)       --           661
AMF BCO -- France
 Two, Inc ..................     10,000     1,000.0000          1         595       1,440        (250)       --         1,786
AMF Bowling Centers
 (Hong Kong)
 International, Inc ........     10,000       948.5100          1         532       2,175          --        --         2,708
AMF Bowling Centers
 International,
 Inc. -- Japan .............     10,000     9,485.1000         10       1,210       4,446         505        --         6,171
AMF Bowling Mexico
 Holding, Inc. .............      1,000        75.6972        322       1,856       2,563      (3,056)       --         1,685
Boliches AMF Inc ...........     10,000       100.0000          1         493         682        (814)       --           362
AMF Bowling Centers II
 Inc. -- Switzerland .......                                   --          --         205         171        --           376
AMF BCO -- U.K. One,
 Inc .......................     10,000       100.0000          1       1,597        (350)        (86)       --         1,162
AMF BCO -- U.K. Two,
 Inc .......................     10,000       100.0000          1       4,357        (956)       (235)       --         3,167
AMF BCO -- China, Inc ......     10,000     1,000.0000          1         577        (159)         (4)       --           415
AMF Bowling Centers
 China, Inc ................     10,000     1,000.0000          1       2,174        (600)        (13)       --         1,562
Bush River Corporation .....    100,000    18,895.1919         20          --          --          --        --            20
Eliminations ...............         --            --          --          --      (5,230)         --        --        (5,230)
                                                             ----    --------    --------     ---------     ---      --------
Totals .....................                                 $454    $251,770    $ 52,302     $(1,552)      $--      $302,974
                                                             ====    ========    ========     =========     ===      ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On February 16, 1996, the stockholders of the Combined Companies executed a Stock Purchase Agreement, subject to certain closing conditions, to sell the stock and certain assets of the individual companies to AMF Group Holdings, Inc., through its subsidiaries. On May 1, 1996, the sale transaction was completed.

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

     o Boliches Mexicano, S.A.

     o AMF Bowling Centers (China) Company

     o AMF Garden Hotel Bowling Center Company

     The following condensed combining information presents:

   o Condensed combining balance sheets as of April 30, 1996 and the related condensed combining statements of operations and of cash flows for the four months ended April 30, 1996.

   o Elimination entries necessary to combine the entities comprising the Combined Companies.

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                      CONDENSED COMBINING BALANCE SHEETS
                       FOUR MONTHS ENDED APRIL 30, 1996



                                                            GUARANTOR   NON-GUARANTOR                   COMBINED
                                                            COMPANIES     COMPANIES     ELIMINATIONS    COMPANIES
                                                           ----------- --------------- -------------- ------------
                         ASSETS
Current assets:
 Cash and cash equivalents ...............................  $ 18,628   $ 3,285           $      --      $ 21,913
 Accounts and notes receivable, net of allowance for
   doubtful accounts .....................................    32,316     1,571                  --        33,887
 Accounts and notes receivable -- affiliates .............     2,463       380              (2,677)          166
 Inventories .............................................    41,831     1,465                  --        43,296
 Prepaid expenses and other ..............................     4,856     1,257                  --         6,113
                                                            --------   -------           ---------      --------
   Total current assets ..................................   100,094     7,958              (2,677)      105,375
Property and equipment, net ..............................   241,968    10,518                (942)      251,544
Investment in subsidiaries ...............................    10,643        --             (10,643)
Other assets .............................................    17,399       931                  --        18,330
                                                            --------   -------           ---------      --------
   Total assets ..........................................  $370,104   $19,407           $ (14,262)     $375,249
                                                            ========   =======           =========      ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ........................................  $ 21,760   $ 1,910           $      --      $ 23,670
 Book overdrafts .........................................     5,724        --                  --         5,724
 Accrued expenses and deposits ...........................    32,185     2,731                  --        34,916
 Accounts and notes payable -- affiliates ................        14     2,663              (2,677)           --
 Long-term debt, current portion .........................        10        --                  --            10
 Income taxes payable ....................................     1,078       679                  --         1,757
                                                            --------   -------           ---------      --------
   Total current liabilities .............................    60,771     7,983              (2,677)       66,077
Long-term debt ...........................................     1,958        --                  --         1,958
Other liabilities ........................................     2,811        --                  --         2,811
Deferred income taxes ....................................       648       781                  --         1,429
                                                            --------   -------           ---------      --------
   Total liabilities .....................................    66,188     8,764              (2,677)       72,275
                                                            --------   -------           ---------      --------
Commitments and contingencies Stockholders' equity:
 Common stock ............................................       454     3,940              (3,940)          454
 Paid-in capital .........................................   251,770     5,003              (5,003)      251,770
 Retained earnings .......................................    53,244     6,247              (7,189)       52,302
 Equity adjustment from foreign currency translation .....    (1,552)   (4,547)              4,547        (1,552)
                                                            --------   -------           ---------      --------
 Total stockholders' equity ..............................   303,916    10,643             (11,585)      302,974
                                                            --------   -------           ---------      --------
 Total liabilities and stockholders' equity ..............  $370,104   $19,407           $ (14,262)     $375,249
                                                            ========   =======           =========      ========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
                        FOUR MONTHS ENDED APRIL 30, 1996



                                                             GUARANTOR    NON-GUARANTOR                   COMBINED
                                                             COMPANIES      COMPANIES     ELIMINATIONS    COMPANIES
                                                           ------------- --------------- -------------- ------------
Operating revenue:
  Sales of products and services .........................   $ 154,500       $10,731         $ (860)     $ 164,371
  Revenue from operating lease activities ................         323          250              --            573
                                                             ---------       -------         ------      ---------
   Total operating revenues ..............................     154,823       10,981            (860)       164,944
                                                             ---------       -------         ------      ---------
Operating expenses:
  Cost of goods sold, excluding depreciation of $791 .....      42,242        1,445            (569)        43,118
  Bowling center operations ..............................      71,289        8,985            (118)        80,156
  Selling, general and administrative ....................      34,875          682              --         35,557
  Depreciation and amortization ..........................      14,380          802             (85)        15,097
                                                             ---------       -------         ------      ---------
  Total operating expenses ...............................     162,786       11,914            (772)       173,928
                                                             ---------       -------         ------      ---------
  Operating loss .........................................      (7,963)        (933)            (88)        (8,984)
Nonoperating income (expenses):
  Interest expense .......................................      (4,501)          (3)             --         (4,504)
  Other expenses, net ....................................        (634)         (58)             --           (692)
  Interest income ........................................         574           37              --            611
  Equity in earnings of subsidiaries .....................        (707)          --             707             --
  Foreign currency transaction gain (loss) ...............        (179)         150              --            (29)
                                                             ---------       --------        ------      ---------
Loss before income taxes .................................     (13,410)        (807)            619        (13,598)
Income tax benefit .......................................       1,631          100              --          1,731
                                                             ---------       --------        ------      ---------
  Net loss ...............................................   $ (11,779)      $ (707)         $  619      $ (11,867)
                                                             =========       ========        ======      =========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                 CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                        FOUR MONTHS ENDED APRIL 30, 1996



                                                               GUARANTOR    NON-GUARANTOR                  COMBINED
                                                               COMPANIES      COMPANIES     ELIMATIONS    COMPANIES
                                                             ------------- --------------- ------------ -------------
 Cash flows from operating activities:
  Net loss .................................................   $ (11,072)     $   (707)      $    (88)    $ (11,867)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization ...........................      14,380           802            (85)       15,097
   Deferred income taxes ...................................         435           (21)            --           414
   Equity in earnings of subsidiaries ......................        (707)           --            707            --
   Change in assets and liabilities: .......................
    Accounts and notes receivable, net .....................       4,821           (37)            --         4,784
    Receivables and payables -- affiliates .................         593           942             --         1,535
    Inventories ............................................      (3,655)           24             --        (3,631)
    Other assets and liabilities ...........................      (3,476)          (34)           837        (2,673)
    Accounts payable and accrued expenses ..................       7,634         1,079             --         8,713
   Income taxes payable ....................................      (5,442)         (303)            --        (5,745)
                                                               ---------      --------       --------     ---------
  Net cash provided by operating activities ................       3,511         1,745          1,371         6,627
                                                               ---------      --------       --------     ---------
 Cash flows from investing activities:
  Purchase of property and equipment .......................      (6,046)       (1,001)           173        (6,874)
  Other ....................................................       2,989            --             --         2,989
                                                               ---------      --------       --------     ---------
  Net cash used for investing activities ...................      (3,057)       (1,001)           173        (3,885)
                                                               ---------      --------       --------     ---------
 Cash flows from financing activities:
  Distributions to stockholders ............................     (36,721)         (622)           622       (36,721)
  Payment of long-term debt ................................      (3,812)           --             --        (3,812)
  Proceeds from notes payable -- stockholders, net .........       1,236            --             --         1,236
  Capital contributions by stockholders ....................      24,805         2,252         (2,252)       24,805
  Collection of notes receivable -- affiliates .............      19,408            --             --        19,408
  Other ....................................................       3,902            --             86         3,988
                                                               ---------      --------       --------     ---------
   Net cash provided by financing activities ...............       8,818         1,630         (1,544)        8,904
   Effect of exchange rates on cash and cash
    equivalents ............................................         330           205             --           535
                                                               ---------      --------       --------     ---------
 Net increase in cash and cash equivalents .................       9,602         2,579             --        12,181
 Cash and cash equivalents at beginning of period ..........       9,026           706             --         9,732
                                                               ---------      --------       --------     ---------
 Cash and cash equivalents at end of period ................   $  18,628      $  3,285       $     --     $  21,913
                                                               =========      ========       ========     =========

                               AMF BOWLING GROUP

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



NOTE 16. SUBSEQUENT EVENT (UNAUDITED)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Arthur Andersen LLP has served as the Company's independent public accountants since 1996. Results for 1998, 1997 and 1996 have been audited by Arthur Andersen LLP.

     The Predecessor Company engaged PricewaterhouseCoopers LLP as its independent accountants. Results for the four months ended April 30, 1996 have been audited by PricewaterhouseCoopers LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The Board of Directors (the "Board") is constituted to include nine members, each of whom is elected to serve a one-year term until his successor is duly elected and qualified, or until his earlier death, resignation or removal. The following are the directors of Bowling Worldwide, each of whom are also directors of AMF Bowling:

     RICHARD A. FRIEDMAN, 41, is a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") and is co-head of the Merchant Banking Division. He joined Goldman Sachs in 1981. Mr. Friedman serves on the Boards of Directors of Carmike Cinemas, Inc., Diamond Cable Communications PLC and Polo Ralph Lauren Corporation.

     STEPHEN E. HARE, 45, was named Acting President and Chief Executive Officer of the Company and AMF Bowling on November 2, 1998 following the resignation of Douglas J. Stanard until a successor is named. He is also the Executive Vice President, Chief Financial Officer, and Treasurer of the Company and AMF Bowling and has served in that capacity for AMF Bowling's subsidiaries since he joined AMF in May 1996. Prior to joining AMF, Mr. Hare was Senior Vice President and Chief Financial Officer of James River Corporation of Virginia, beginning in 1992.

     TERENCE M. O'TOOLE, 40, is a Managing Director of Goldman Sachs in the Principal Investment Area. He joined Goldman Sachs in 1983. Mr. O'Toole serves on the Boards of Directors of Western Wireless Corporation and Amscan Holdings, Inc.

     PETER M. SACERDOTE, 61, is a limited partner in The Goldman Sachs Group, L.P. ("The Goldman Sachs Group"). He joined Goldman Sachs in 1964 and served as a general partner from 1973 to 1990. Mr. Sacerdote serves on the Boards of Directors of Franklin Resources, Inc. and QUALCOMM, Inc.

     CHARLES M. DIKER, 64, has been a non-managing principal of Weiss, Peck & Greer, an investment management firm, since 1975. He has been Chairman of the Board of Cantel Industries, Inc. since 1986. Mr. Diker also serves on the Boards of Directors of BeautiControl Cosmetics, International Specialty Products, Data Broadcasting and Chyron Corporation.

     PAUL B. EDGERLEY, 43, has been Managing Director of Bain Capital, Inc., an investment firm, since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a principal of Bain Capital Partners. He serves on the Boards of Directors of Steel Dynamics, Inc., GS Industries, Inc. and Sealy Mattress Company.

     HOWARD A. LIPSON, 35, is Senior Managing Director of The Blackstone Group L.P., and has been involved in that firm's principal activities since 1988. He serves on the Boards of Directors of Allied Waste Industries, Inc., Rose Hills Holdings Corp., Prime Succession, Inc., VSI Acquisition II Corporation and Ritvik Toys, Inc.

     THOMAS R. WALL IV, 40, joined Kelso & Company, L.P. in 1983 and has served as a Managing Director since 1990. Mr. Wall serves on the Boards of Directors of Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles, Inc., TransDigm Inc. and 21st Century Newspapers, Inc.

EXECUTIVE OFFICERS

     The following table sets forth information concerning the individuals who are the executive officers of Bowling Worldwide, each of whom is elected to serve a one-year term, or until his successor is duly elected and qualified, or until his earlier death, resignation or removal:



         NAME           AGE                          POSITION
---------------------- ----- --------------------------------------------------------
  Stephen E. Hare      45    Director; Acting President and Chief Executive Officer,
                             Executive Vice President; Chief Financial
                             Officer and Treasurer
  John P. Watkins      43    Executive Vice President; President,
                             U.S. Bowling Centers
  Michael P. Bardaro   48    Senior Vice President; Corporate
                             Controller and Assistant
                             Secretary

     STEPHEN E. HARE is also a director of the Company and information about the positions he holds with the Company is described above.

     JOHN P. WATKINS has been the Executive Vice President of Bowling Worldwide and President, U.S. Bowling Centers since September 1998. Prior to joining AMF, Mr. Watkins was President of Source Company from 1996 to 1998. Mr. Watkins was Senior Vice President and Chief Operating Officer of Food Lion, Inc. from 1991 to 1996.

     MICHAEL P. BARDARO is Senior Vice President, Corporate Controller and Assistant Secretary of Bowling Worldwide. Mr. Bardaro was Controller at General Medical Manufacturing Co. in Richmond, Virginia between 1989 and 1994.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All 100 shares of Bowling Worldwide's common stock, which is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, is held by AMF Group Holdings.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows for each of the three years ended December 31, 1996, 1997, and 1998, compensation paid or accrued by the Company and its predecessor to the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers (the "Named Executive Officers").


                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                                      ---------------------
                                                                                         AWARDS    PAYOUTS
                                                                                      ----------- ---------
                                                                                       SECURITIES
                                                                   ANNUAL              UNDERLYING
                                                               COMPENSATION(A)           STOCK       LTIP       ALL OTHER
                                                        -----------------------------   OPTIONS    PAYOUTS    COMPENSATION
         NAME AND PRINCIPAL POSITION (b)          YEAR   SALARY ($)      BONUS ($)      (#) (c)      ($)         ($)(d)
------------------------------------------------ ------ ------------ ---------------- ----------- --------- ----------------
Stephen E. Hare (e)                              1998   330,000                --            --        --             --
  Acting President and Chief Executive Officer,  1997   302,500           340,000(f)     15,000        --          8,000
  Executive Vice President, Chief Financial      1996   178,333           266,667(g)    105,000        --             --
  Officer and Treasurer

John P. Watkins (h)                              1998   101,743            49,038       100,000        --             --
  Executive Vice President/President of
  U.S. Bowling Centers

Michael P. Bardaro                               1998   139,167            23,173        15,000        --             --
  Senior Vice President, Corporate Controller    1997   133,316           105,101        10,000        --          8,000
  and Assistant Secretary                        1996   120,958            40,076        25,000        --        168,338(i)

Douglas J. Stanard (j)                           1998   333,333                --            --        --      1,250,000
  President and Chief Executive Officer          1997   379,167           489,584(k)     25,000        --          8,000
                                                 1996   308,333           229,167       130,000        --          7,500

---------
(a) None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus or other amounts properly reportable as other annual compensation.
(b) Richard A. Friedman, Chairman of the Board of the Company, received no compensation from the Company in 1996, 1997 and 1998, and ceased to hold the positions of Chief Executive Officer and President of the Company and AMF Bowling on July 31, 1997, at which time Mr. Stanard, who had been Chief Executive Officer of AMF Bowling's principal subsidiaries, assumed the additional titles of President and Chief Executive Officer of the Company and AMF Bowling until his resignation effective as of January 1, 1999.
(c) Options to purchase shares of AMF Bowling Common Stock. AMF Bowling has not granted any stock appreciation rights or restricted stock.
(d) Unless otherwise indicated, All Other Compensation represents matching and profit-sharing contributions made by the Company under its 401(k) plan.
(e) Mr. Hare's employment with the Company began on May 28, 1996. Mr. Hare is serving as the Acting President and Chief Executive Officer of the Company and AMF Bowling until a successor to Mr. Stanard is selected. See "--Employment Agreements."
(f) Includes a special one-time bonus of $175,000 for services in connection with the Initial Public Offering.
(g) Mr. Hare received two bonuses with respect to 1996, one for $166,667 and one for $100,000. See " -- Employment Agreements."
(h) Mr. Watkins joined the Company in September of 1998 and receives annual compensation of $300,000. See " -- Employment Agreements."
(i) Includes a special one-time bonus in the amount of $161,338 paid in 1996 by AMF Bowling's predecessor in connection with the Acquisition.
(j) Mr. Stanard resigned, effective as of January 1, 1999, from his positions as President, Chief Executive Officer and a director of the Company and AMF Bowling, and from all other positions with AMF Bowling and its subsidiaries. In connection with his resignation, Mr. Stanard was paid $1,250,000 by the Company, representing $400,000 with respect to severance and $850,000 with respect to his compliance with certain obligations under the Settlement Agreement described below. These amounts are included in the table as other compensation. See " -- Settlement Agreement".
(k) Includes a special one-time bonus of $250,000 for services in connection with the Initial Public Offering.


STOCK OPTION GRANTS IN LAST FISCAL YEAR

     Bowling Worldwide did not grant any stock options or stock appreciation rights during 1998. The following table provides information regarding the granting of stock options by AMF Bowling to the Named Executive Officers in 1998 pursuant to AMF Bowling's 1998 Stock Incentive Plan (the "1998 Plan").



                                                 INDIVIDUAL GRANTS
                          ---------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                             NUMBER OF         % OF                                             ANNUAL RATES OF
                             SECURITIES     TOTAL STOCK                                           STOCK PRICE
                             UNDERLYING       OPTIONS                                          APPRECIATION FOR
                           STOCK OPTIONS    GRANTED TO      EXERCISE                          OPTION TERM (4)(5)
                            GRANTED (#)    EMPLOYESS IN    PRICE PER       EXPIRATION     ---------------------------
           NAME                (1)(2)         1998(3)     SHARE($/SH)         DATE            5%($)        10%($)
------------------------- --------------- -------------- ------------- ------------------ ------------ --------------
Stephen E . Hare ........          --             --            --                   --           --             --
John P. Watkins .........     100,000           10.5%      $  4.06     October 28, 2008    $ 661,330    $ 1,053,060
Michael P. Bardaro ......      15,000            1.6%      $ 16.19      August 11, 2008    $ 395,577    $   629,891
Douglas J. Stanard (6) ..          --             --            --                   --           --             --

---------
(1) All stock options listed in this table were granted under the 1998 Plan. AMF Bowling did not grant any stock appreciation rights in 1998.

(2) The stock options listed in this table that remain outstanding will become 20% vested on each anniversary of the date on which the options were granted until all have vested. Mr. Watkins' options were granted on October 28, 1998 and Mr. Bardaro's options were granted on August 11,
    1998. Upon an optionee's termination of
    employment, the portion of an option that has not yet vested will be forfeited. All options were granted at 100% of the fair market value of AMF Bowling Common Stock on the date of grant.

(3) In 1998, 950,400 stock options were granted under the 1998 Plan, 115,000 of which were granted to the Named Executive Officers. In 1998, no stock options were granted under AMF Bowling's 1996 Stock Incentive Plan (the "1996 Plan") to the Named Executive Officers.

(4) Potential realizable value is calculated from the exercise price per share on the date of grant for the securities underlying the stock options.

(5) The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission. The 5% and 10% rates of appreciation would result in per share prices of $6.6133 and $10.5306 for Mr. Watkins and $26.3718 and $41.9927 for Mr. Bardaro. AMF Bowling expresses no opinion regarding whether this level of appreciation will be realized and expressly disclaims any representation to that effect.

(6) Pursuant to the terms of the Settlement Agreement, discussed below, all of Mr. Stanard's stock options were cancelled and forfeited as of November 2, 1998.


AGGREGATED STOCK OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE

     Bowling Worldwide does not have a stock option plan. The following table provides information regarding the number and value of unexercised stock options of AMF Bowling at December 31, 1998 for the Named Executive Officers. No Named Executive Officer exercised any stock options in fiscal year 1998.



                                   NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE
                                    UNEXERCISED STOCK OPTIONS AT         MONEY STOCK OPTIONS AT
                                        DECEMBER 31, 1998 (#)           DECEMBER 31, 1998($)(1)
              NAME                  EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------------------   -------------   ---------------   -------------   --------------
Stephen E. Hare (2) ............       45,000           75,000            $ 0           $      0
John P. Watkins (3) ............            0          100,000            $ 0           $131,500
Michael P. Bardaro (4) .........       12,000           38,000            $ 0           $      0
Douglas J. Stanard (5) .........            0                0             --                 --

---------
(1) Based on the excess of the last sales price of AMF Bowling Common Stock on the New York Stock Exchange as of December 31, 1998 of $5.375 per share over the exercise price of the stock options.

(2) The exercise price of $10.00 per share with respect to all of Mr. Hare's exercisable and unexercisable stock options exceeded the last sales price of AMF Bowling Common Stock on the New York Stock Exchange as of December 31, 1998 of $5.375 per share.

(3) At December 31, 1998, the exercise price of all of Mr. Watkins' unexercisable stock options was $4.06 per share.

(4) The exercise price of $10.00 per share with respect to all of Mr. Bardaro's exercisable stock options, the exercise price of $10.00 per share with respect to 23,000 unexercisable stock options and the exercise price of $16.19 per share with respect to 15,000 unexercisable stock options, exceeded the last sales price of AMF Bowling Common Stock on the New York Stock Exchange as of December 31, 1998 of $5.375 per share.

(5) Pursuant to the terms of the Settlement Agreement, discussed below, all of Mr. Stanard's stock options were cancelled and forfeited as of November 2, 1998.


EMPLOYMENT AGREEMENTS

     Mr. Hare has an employment agreement (the "Executive Employment Agreement") with AMF Bowling and Bowling Worldwide for an employment period ending on May 28, 1999. Under his Executive Employment Agreement, Mr. Hare holds the positions of Chief Financial Officer of Bowling Worldwide, Executive Vice President, Chief Financial Officer and Treasurer of AMF Bowling and is serving as Acting President and Chief Executive Officer of AMF Bowling until a successor to Mr. Stanard is selected. Mr. Hare's annual base salary under his Executive Employment Agreement is $300,000. On December 1, 1997 the Board raised his salary to $330,000. The Executive Employment Agreement provides for the payment of an annual bonus if certain operational and financial targets, determined by the Board (the "Targets"), are attained, and Mr. Hare may earn a smaller annual bonus if less than 100% but more than 90% of the Targets are attained.

     The Executive Employment Agreement provides for payment of accrued compensation, continuation of certain benefits and payment of a portion of Mr. Hare's bonus (if the applicable Targets are later met) following termination of employment by Bowling Worldwide under certain circumstances. The Executive Employment Agreement further provides for a severance payment equal to Mr. Hare's annual base salary if termination by Bowling Worldwide is not due to death or disability. Mr. Hare's employment will be deemed to have been terminated by Bowling Worldwide if all or substantially all of the stock or assets of Bowling Worldwide are sold or disposed of to an unaffiliated third party and the executive is not thereafter employed by the Company, AMF Bowling, or one of its continuing affiliates; however, neither AMF Bowling nor Bowling Worldwide will have any obligations with respect to accrued salary, continuation of benefits, allocated portion of bonus and, if applicable, severance payments to Mr. Hare upon termination of his employment if he is hired by the purchaser of Bowling Worldwide's stock or assets, or if his employment is continued by Bowling Worldwide.

     Mr. Hare purchased 150,000 shares of AMF Bowling Common Stock (the "Purchased Stock") for $500,000 in cash plus a non-recourse promissory note for $1,000,000, payable to AMF Bowling and secured by the Purchased Stock which has been pledged pursuant to a stock pledge agreement between Mr. Hare and AMF Bowling. In addition, Mr. Hare was granted stock options to purchase 105,000 shares of AMF Bowling Common Stock. Unless sooner exercised or forfeited as provided, Mr. Hare's stock options expire on May 28, 2006. To the extent not inconsistent with the Executive Employment Agreement, such stock options are governed by the 1996 Plan. Twenty percent of Mr. Hare's stock options vested on May 28, 1997, twenty percent vested on May 28, 1998 and another twenty percent will vest on each May 28 thereafter through the year 2001. If any successor to AMF Bowling or Bowling Worldwide acquires all or substantially all of the business and/or assets of AMF Bowling or Bowling Worldwide, AMF Bowling may purchase all of the Purchased Stock held by Mr. Hare for its fair market value, and any stock options then held by him for the fair market value of the underlying AMF Bowling Common Stock less the exercise price of the stock options.

     John P. Watkins, Executive Vice President of AMF Bowling and President, U.S. Bowling Centers, has an employment agreement with AMF Bowling and receives compensation consisting of salary and an incentive bonus if certain financial targets, determined by the Board of AMF Bowling, are met. Mr. Watkins' annual base salary under his employment agreement is $300,000. Mr. Watkins' employment agreement provides for the payment of a bonus from September 8 through December 31, 1998 on a pro rata basis equal to 50% of his annual base salary. Mr. Watkins was granted stock options to purchase 100,000 shares of AMF Bowling Common Stock on the same vesting schedule as other employees. The employment agreement further provides for a severance payment if AMF Bowling terminates Mr. Watkins' employment for any reason other than cause equal to (i) two years of salary if terminated up to December 31, 1998, (ii) his salary through December 31, 2000 if terminated during 1999, and (iii) one year of salary if terminated from and after January 1, 2000.

     See " -- Settlement Agreement" below for a discussion of Mr. Stanard's resignation from AMF Bowling and its subsidiaries and the termination of his executive employment agreement.


SETTLEMENT AGREEMENT

     Mr. Stanard resigned from his positions as Chief Operating Officer of Bowling Worldwide, President and Chief Executive Officer of AMF Bowling and from all other positions with AMF Bowling and its subsidiaries effective as of January 1, 1999 (the "Resignation"). Prior to the Resignation, Mr. Stanard had an executive employment agreement with AMF Bowling and Bowling Worldwide for an employment period ending on May 1, 1999. Under the terms of the employment agreement, Mr. Stanard received an annual base salary of $350,000, which was raised to $400,000 on June 1, 1997, and was eligible to receive an annual bonus if certain operational and financial targets were attained. Mr. Stanard received no such bonus for 1998. Mr. Stanard's employment agreement also provided for payment of accrued compensation and continuation of certain benefits following termination of his employment by Bowling Worldwide under certain circumstances and a severance payment equal to his annual base salary if termination was not due to death or disability. Pursuant to his employment agreement, Mr. Stanard purchased 150,000 shares of AMF Bowling Common Stock for $500,000 in cash plus a non-recourse promissory note for $1,000,000 payable to AMF Bowling and secured by such AMF Bowling Common Stock which was pledged pursuant to a stock pledge agreement between Mr. Stanard and AMF Bowling. In addition, Mr. Stanard was granted stock options to purchase 130,000 shares of AMF Bowling Common Stock.

     Pursuant to the terms of a settlement agreement (the "Settlement Agreement") executed in connection with the Resignation, dated as of November 2, 1998, by and among Mr. Stanard, AMF Bowling and Bowling Worldwide, AMF Bowling paid Mr. Stanard (i) $400,000 as severance under his executive employment agreement and (ii) $850,000 in consideration of his compliance with certain obligations under the Settlement Agreement, including non-competition and non-solicitation provisions, and obligations to cooperate with information requests from AMF Bowling and to reasonably assist AMF Bowling with respect to pending and future dispute resolutions. In addition, Mr. Stanard transferred all of his AMF Bowling Common Stock to AMF Bowling in exchange for the cancellation of his non-recourse promissory note. Pursuant to the Settlement Agreement, all stock options previously granted to Mr. Stanard were cancelled and forfeited as of November 2, 1998, and Mr. Stanard will be subject to non-competition and non-solicitation provisions for two years following his date of termination.


COMPENSATION OF DIRECTORS

     Directors of Bowling Worldwide receive no separate compensation for acting in that capacity. However, each director of Bowling Worldwide is also a director of AMF Bowling and receives compensation as discussed below. Directors who are officers or employees of AMF Bowling or affiliated with Goldman Sachs receive no compensation for service as members of the Board of Directors of AMF Bowling or committees thereof. Directors who are not officers or employees of AMF Bowling or affiliated with Goldman Sachs receive a $2,000 fee for attending each meeting of the Board of Directors of AMF Bowling and a $1,000 fee for attending each committee meeting thereof. All directors' reasonable expenses for attending such board and committee meetings and related duties are reimbursed by AMF Bowling.

     Pursuant to an option agreement (the "Diker Option Agreement"), dated May 1, 1996, Mr. Diker, a director of the Company and AMF Bowling, was granted nonqualified stock options to purchase 100,000 shares of AMF Bowling Common Stock at an exercise price of $10.00 per share pursuant to the 1996 Plan. One-third of such stock options vested on May 1, 1996, one-third vested on May 1, 1997 and the remaining stock options vested on May 1, 1998. If any successor to AMF Bowling acquires all or substantially all of the business and/or assets of AMF Bowling, AMF Bowling may purchase all of the stock options then held by Mr. Diker for the fair market value of the underlying AMF Bowling Common Stock minus the exercise price of the stock options. Mr. Diker is a party to the Stockholders Agreement (as defined below) and any shares of AMF Bowling Common Stock held by Mr. Diker are subject to the terms of the Stockholders Agreement, as well as the terms of the Diker Option Agreement. See "Item 13. Certain Relationships and Related Transactions -- Stockholders Agreement."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Bowling Worldwide does not have a compensation committee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     All 100 shares of Bowling Worldwide Common Stock are held by AMF Group Holdings. The table below reflects the number of shares of AMF Bowling Common Stock beneficially owned as of February 1, 1999 by (i) each director of the Company and AMF Bowling, (ii) each Named Executive Officer, (iii) the directors and executive officers as a group and (iv) each person who is known by AMF Bowling to own beneficially more than 5% of AMF Bowling's outstanding equity securities. Unless otherwise noted, each individual has sole voting power and sole investment power with respect to securities beneficially owned. Unless otherwise noted, the address of the beneficial owner is c/o the Company, 8100 AMF Drive, Richmond, Virginia 23111.

                                                                          NUMBER OF
                                                                            SHARES
                                                                         BENEFICIALLY
                                                                         OWNED AS OF
                                                                         FEBRUARY 1,   PERCENT OF
                        NAME OF BENEFICIAL OWNER                         1999 (1)(3)   CLASS (2)
----------------------------------------------------------------------- ------------- -----------
DIRECTORS:
Richard A. Friedman (3) ...............................................          --          *
Terence M. O'Toole (4) ................................................          --          *
Peter M. Sacerdote (5) ................................................          --          *
Charles M. Diker (6) ..................................................     248,680          *
Paul B. Edgerley (7) ..................................................          --          *
Howard A. Lipson (8) ..................................................          --          *
Thomas R. Wall, IV (9) ................................................          --          *
Stephen E. Hare** (10) ................................................     195,000          *

NAMED EXECUTIVE OFFICERS:
John P. Watkins .......................................................          --          *
Michael P. Bardaro (11) ...............................................      12,200          *
Douglas J. Stanard (12) ...............................................          --          *
All directors and executive officers as a group (11 persons) (13) .....     455,880        0.8%

BENEFICIAL OWNERS OF MORE THAN 5%:
The Goldman Sachs Group (14) ..........................................  30,836,593       51.0%
Blackstone Group (as hereinafter defined) (15) ........................   5,762,805        9.7%
Kelso (as hereinafter defined) (16) ...................................   5,762,805        9.7%
Baron Capital Group, Inc. and certain affiliates (17) .................  11,936,700       20.0%

---------
 *  Less than 1%
**  Mr. Hare is also a Named Executive Officer
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of AMF Bowling Common Stock subject to options and warrants held by that person that are currently exercisable or are exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The table above does not include AMF Bowling's Debentures which are convertible, at the option of the holder at any time prior to maturity (unless previously redeemed or otherwise purchased by AMF Bowling), into AMF Bowling Common Stock at the rate of 8.6734 shares per $1,000 principal amount at maturity of the Debentures.
(2) Based on 59,597,550 shares of AMF Bowling Common Stock outstanding and warrants (with respect to Goldman Sachs) to purchase 870,000 shares of AMF Bowling Common Stock outstanding as of February 1, 1999.
(3) Mr. Friedman, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.
(4) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.
(5) Mr. Sacerdote, who is a limited partner of The Goldman Sachs Group, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.
(6) Includes 100,000 shares which may be acquired upon the exercise of AMF Bowling stock options within 60 days and 85,880 shares held by his spouse and trusts for his children, as to which he disclaims beneficial ownership.
(7) Mr. Edgerley, who is (i) a Managing Director of the general partner of the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. and (ii) a general partner of BCIP Associates and BCIP Trust Associates, L.P., disclaims beneficial ownership of the shares owned by those entities (collectively, "Bain"). Bain Capital Fund V, L.P. owns 402,002 shares, Bain Capital Fund V-B, L.P. owns 1,055,469 shares, BCIP Associates owns 193,031 shares and BCIP Trust Associates, L.P. owns 78,340 shares.

(8) Mr. Lipson, who is a member of the limited liability company which acts as the general partner of Blackstone Capital Partners II Merchant Banking
     Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. (collectively, "Blackstone Group"), disclaims beneficial ownership of the shares owned by Blackstone Group.
(9) Mr. Wall, who is (i) a general partner of Kelso Partners V, L.P., the general partner of Kelso Investment Associates V, L.P. ("KIA V") and (ii) a general partner of Kelso Equity Partners V, L.P. ("KEP V," and together with KIA V, "Kelso"), disclaims beneficial ownership of the shares owned by KIA V and KEP V.
(10) Includes 45,000 shares which may be acquired upon the exercise of AMF Bowling stock options within 60 days.
(11) Includes 12,000 shares which may be acquired upon the exercise of AMF Bowling stock options within 60 days.
(12) Mr. Stanard transferred all of his AMF Bowling Common Stock to AMF
     Bowling, as of January 4, 1999, in exchange for the cancellation of a non-recourse promissory note referred to under "Executive Compensation -- Settlement Agreement". In addition, all stock options previously granted to Mr. Stanard were cancelled and forfeited as of November 2, 1998. See " -- Settlement Agreement".
(13) Includes an aggregate of 157,000 shares which may be acquired upon the exercise of AMF Bowling stock options within 60 days.
(14) Of the total number of shares which may be deemed to be beneficially owned by The Goldman Sachs Group, 19,317,476 are owned by GS Capital Partners
     II, L.P., 7,679,488 shares are owned by GS Capital Partners II Offshore, L.P., 712,530 shares are owned by Goldman Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II (Germany) C.L.P., 451,922 shares are owned by Stone Street Fund 1995, L.P., 772,645 shares are owned by Stone Street Fund 1996, L.P., 508,546 shares are owned by Bridge Street Fund 1995, L.P. and 523,986 shares are owned by Bridge Street Fund 1996, L.P. (collectively, "GSCP"). The Goldman Sachs Group owns an aggregate principal amount at maturity of $343,074,000 of the Debentures, which are convertible in 2,975,618 shares of AMF Bowling Common Stock. In addition, The Goldman Sachs Group beneficially owns warrants to purchase 870,000 shares of AMF Bowling Common Stock, hich were issued upon the closing of the Acquisition. GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., GS Capital Partners II (Germany), C.L.P., Stone Street Fund 1995, L.P., Stone Street Fund 1996, L.P., Bridge Street Fund 1995, L.P. and Bridge Street Fund 1996, L.P., are investment partnerships. Affiliates of The Goldman Sachs Group are the general, managing general or managing partners of all such partnerships and have full voting and investment power with respect to the holding of such partnerships. Excludes certain shares of AMF Bowling Common Stock in client accounts managed by Goldman Sachs (the "Managed Accounts"). Each of Goldman Sachs and The Goldman Sachs Group disclaims beneficial ownership of AMF Bowling Common Stock in the Managed Accounts. The address of The Goldman Sachs Group is 85 Broad Street, New York, New York 10004.
(15) Of the total number of shares beneficially owned by Blackstone Group, 4,141,761 shares are owned by Blackstone Capital Partners II Merchant Banking Fund L.P., 1,210,342 shares are owned by Blackstone Offshore Capital Partners II L.P. and 410,702 shares are owned by Blackstone Family Investment Partnership II L.P. The address of Blackstone Group is 345 Park Avenue, New York, New York 10154.
(16) Of the total number of shares beneficially owned by Kelso, 5,409,974 shares are owned by KIA V and 352,831 are owned by KEP V. Kelso owns an aggregate principal amount at maturity of $79,993,000 of the Debentures, which are convertible into 693,811 shares of AMF Bowling Common Stock. The address of each such shareholder is c/o Kelso & Company, Inc., 320 Park Avenue, 24th Floor, New York, New York 10022. Due to their common control, KIA V and KEP V could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg,
     David I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares beneficially owned of record by KIA V and KEP V, by virtue of their status as general partners of the general partner of KIA V and as general partners of KEP V. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIA
     V and KEP V, but disclaim beneficial ownership of such securities.
(17) Based solely on information provided to AMF Bowling by Baron Capital
     Group, Inc. ("BCG"), BAMCO, Inc. ("BAMCO"), Baron Capital Management, Inc. ("BCM"), Baron Asset Fund ("BAF") and Ronald Baron as of February 1, 1999. BAMCO and BCM are subsidiaries of BCG. BAF is an investment advisory client of BAMCO. Ronald Baron owns a controlling interest in BCG. Of the total number of shares beneficially owned by Baron, 286,000 shares are owned by BCG, 286,000 shares are owned by BCM and 286,000 shares are owned by Ronald Baron. BCG and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than BCG and Ronald Baron. BAMCO and BCM disclaim beneficial ownership of shares held by their investment advisory clients to the extent such shares are held by persons other than BAMCO, BCM and their affiliates. The address of Baron Capital Group, Inc. is 767 Fifth Avenue, 24th floor,
   New York, New York 10153.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

STOCKHOLDERS AGREEMENT

     On April 30, 1996, AMF Bowling, GSCP, Blackstone Group, Kelso, Bain (Bain, together with Blackstone Group and Kelso, the "Governance Investors"), Citicorp North America, Inc. ("Citicorp"), Mr. Diker (Mr. Diker, together with Blackstone Group, Kelso, Bain and Citicorp, the "Investors"), certain current and former members of management (the "Management Investors," and, with GSCP and the Investors, the "Stockholders") entered into a Stockholders Agreement, which regulates the relationship among AMF Bowling and the Stockholders. Subsequently, Mr. Hare and other members of management who received stock option awards under the 1996 Plan have become parties to the Stockholders Agreement as additional Management Investors and Stockholders. This summary is qualified in its entirety by reference to the full text of the Stockholders Agreement, which was filed with the Securities and Exchange Commission on November 3, 1997 as an exhibit to AMF Bowling's Registration Statement on Form S-1 (Registration No. 333-34099).

     The Stockholders Agreement confers on GSCP the right to increase or decrease the Board of Directors of AMF Bowling from its initial size of nine members. GSCP has the right to nominate five directors and to nominate a majority (not limited to a simple majority) of the members of the Board of Directors of AMF Bowling, so long as GSCP and its Permitted Transferees (as hereinafter defined), as they currently do, hold a majority of the outstanding shares of AMF Bowling Common Stock. Each Governance Investor has the right to nominate, subject to GSCP consent, one member of the Board of Directors of AMF Bowling, so long as the number of shares of AMF Bowling Common Stock held by it and certain of its permitted transferees under the Stockholders Agreement, as it currently is, is equal to at least one-half of the sum of (i) the number of shares initially purchased by it and its Permitted Transferees plus (ii) the number of additional shares that the Governance Investor was required to purchase pursuant to the "overcall" provisions of the Stockholders Agreement (in each case, subject to appropriate adjustments). If a Governance Investor is no longer entitled to nominate a director, the director is required to resign or be subject to removal by the shareholders. Each of GSCP and each Governance Investor has the right to recommend removal, with or without cause, of any director nominated by it, in which case such director is required to resign immediately or be subject to removal by the shareholders. In the event of death, removal or resignation of a director nominated by a Governance Investor, so long as the Governance Investor continues to have the right to nominate a director for such position, the Governance Investor has the right to nominate (subject to GSCP consent) a director to fill the vacancy created. A quorum may be constituted by a majority of the number of directors then in office, but not less than one-third of the whole Board of Directors of AMF Bowling, including at least one GSCP director.

     The Stockholders Agreement provides for the continual existence of an Executive Committee, consisting of two GSCP-nominated directors and the President and Chief Executive Officer. Mr. Hare is serving on the Executive Committee until AMF Bowling hires a new president and chief executive officer. The Executive Committee may exercise all the powers and authority of the Board of Directors of AMF Bowling (subject to any restrictions under Delaware law) except with respect to those actions requiring a Special Vote (as defined below) and, in the case of matters which under the Stockholders Agreement require a prior meeting of the Board of Directors of AMF Bowling, only after such meeting has occurred. A "Special Vote" is required for (i) the issuance of capital stock below fair market value, (ii) the grant or issuance of options or warrants exercisable or exchangeable for more than 2,877,151 shares, (iii) entering into certain transactions with affiliates of GSCP and (iv) amendments to the Stockholders Agreement, the Certificate of Incorporation or By-Laws, which would adversely affect the rights and obligations of Blackstone Group or Kelso; provided, that any amendment affecting a Stockholder differently from any other Stockholder requires such Stockholder's approval. Matters requiring a Special Vote must be approved by a majority of the GSCP directors who are partners or employees of Goldman Sachs and who are not employees of AMF Bowling and its subsidiaries, and at least one director nominated by Blackstone Group or Kelso (if there is one serving at such time.)

     Pursuant to the Stockholders Agreement, each of the Stockholders has agreed (i) to appear in person or by proxy at any shareholder meeting for the purpose of obtaining a quorum, (ii) to vote its shares of AMF Bowling

Common Stock, at any shareholder meeting called for the purpose of voting on the election or removal of directors, in favor of the election or removal of directors, as applicable, in accordance with the provisions described in the second preceding paragraph, (iii) otherwise to vote its shares of AMF Bowling Common Stock at shareholder meetings in a manner consistent with the Stockholders Agreement, (iv) not to grant any proxy or enter into any voting trust with respect to the AMF Bowling Common Stock it holds or enter into any shareholder agreement or arrangement inconsistent with the provisions of the Stockholders Agreement and (v) not to act as a member of a group or in concert with others in connection with the acquisition, disposition or voting of shares of AMF Bowling Common Stock in any manner inconsistent with the Stockholders Agreement.

     The Stockholders Agreement provides that in the event a Stockholder determines to sell its shares of AMF Bowling Common Stock (subject to certain exceptions, including sales of shares made through a broker under Securities and Exchange Commission Rule 144), such Stockholder must give the other Stockholders notice thereof and such other Stockholders must have the opportunity to sell a pro rata share of their AMF Bowling Common Stock in such a sale. Moreover, in the event Stockholders owning 51% or more of the outstanding AMF Bowling Common Stock propose to sell all of the AMF Bowling Common Stock held by such Stockholders pursuant to a stock sale, merger, business combination, recapitalization, consolidation, reorganization, restructuring or similar transaction, such Stockholders will have the right, under certain circumstances, to require the other Stockholders to sell the equity securities of AMF Bowling held by such other Stockholders in such sale on the same terms and conditions and at the same price as the Stockholders proposing to sell.

     The foregoing rights and obligations will terminate upon the first to occur of: (i) GSCP, the Investors and their permitted transferees under the Stockholders Agreement (the "Permitted Transferees") holding in the aggregate less than 50% of the sum of (a) the number of shares of AMF Bowling Common Stock outstanding, on a fully diluted basis, immediately after giving effect to the transactions contemplated by the subscription agreement (the "Subscription Agreement") entered into on the same date and by the same parties as the Stockholders Agreement, except for the Management Investors, and (b) the number of additional shares of AMF Bowling Common Stock, if any, issued pursuant to the "overcall" provisions of the Stockholders Agreement and (ii) GSCP, the Investors and their Permitted Transferees holding in the aggregate less than 40% of the fully diluted shares of AMF Bowling Common Stock then outstanding. Notwithstanding these provisions, in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of AMF Bowling as a result of which the Stockholders and their Permitted Transferees own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders Agreement will terminate.


REGISTRATION RIGHTS AGREEMENT

     AMF Bowling and the Stockholders entered into a Registration Rights Agreement on April 30, 1996 (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, (i) each of Blackstone Group (as a group), Kelso (as a group) and Bain (as a group) may make one demand (subject to certain exceptions) of AMF Bowling to register shares of AMF Bowling Common Stock held by such group and (ii) GSCP may make up to five demands (subject to certain exceptions) of AMF Bowling to register shares of AMF Bowling Common Stock held by it, in each case, so long as (a) the aggregate offering price for the shares to be sold is at least $50 million and (b) shares representing at least 5% of the sum of (1) the number of shares of AMF Bowling Common Stock purchased by GSCP prior to execution of the Subscription Agreement, (2) the number of shares of AMF Bowling Common Stock issued pursuant to the Subscription Agreement and (3) the number of shares (subject to adjustment) of AMF Bowling Common Stock purchased by the Stockholders pursuant to the "overcall" provisions of the Stockholders Agreement are being registered. Upon a demand for registration by any of GSCP, Blackstone Group, Kelso or Bain, each of the other Stockholders is to be given the opportunity to participate on a pro rata basis in the registration demanded. The Registration Rights Agreement also provides the Stockholders with piggyback registration rights which allow each of them to include all or a portion of their shares of AMF Bowling Common Stock under a registration statement filed by AMF Bowling, subject to certain exceptions and limitations.


OTHER RELATIONSHIPS

     Messrs. Friedman and O'Toole, each of whom is a Managing Director of Goldman Sachs, and Mr. Sacerdote, who is a limited partner of The Goldman Sachs Group, are directors of the Company, Group Holdings and AMF Bowling. Mr. Friedman is also Chairman of AMF Bowling. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding shares of AMF Bowling Common Stock. See "Securities Owned by

Management and Certain Beneficial Owners." Goldman Sachs and its affiliates were the initial purchasers of the debt issued by Bowling Worldwide in connection with financing the Acquisition. Goldman Sachs also served as financial advisor to the owners of AMF Bowling's predecessor in connection with the Acquisition.

     Goldman Sachs acted as AMF Bowling's lead initial purchaser of the 1998 offering of the Debentures and received underwriting fees of $5.4 million.

     Under a credit agreement, amended and restated as of November 7, 1997 among Bowling Worldwide, Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, Citibank, N.A. and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders, executed in connection with the Initial Public Offering, as since amended (the "Credit Agreement"), Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc., is acting as Collateral Agent with respect to a revolving credit and term loan facility extended to Bowling Worldwide in an amount up to $810.3 million. In 1998, total fees paid to Goldman Sachs Credit Partners, L.P. for services under the Credit Agreement were approximately $300,000. Such entity was also reimbursed for expenses incurred in connection with its services.

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

     AMF Bowling also entered into two interest rate cap agreements with Goldman Sachs Capital Markets, L.P. ("GSCM"), an affiliate of Goldman Sachs, both of which were executed to hedge AMF Bowling's exposure to fluctuations in the interest rates applicable to borrowings under the Credit Agreement. AMF Bowling paid a fee of $50,000 to GSCM in connection with the first of these transactions executed on March 31, 1998, which capped 3-month LIBOR on $200 million principal amount of debt at 7.0% until March 31, 1999. AMF Bowling paid a fee of $15,000 to GSCM in respect of the second transaction executed on October 30, 1998, which capped 3-month LIBOR on $150 million in debt at 6.5% until December 31, 1999.

     See "Item 11. Executive Compensation -- Employment Agreements" and
" -- Settlement Agreement" for a discussion of arrangements under which AMF Bowling loaned money to Messrs. Standard and Hare on a non-recourse basis to enable them to purchase shares of AMF Bowling Common Stock and "Executive Compensation -- Settlement Agreement" for a discussion of the arrangement under which Mr. Stanard's loan was cancelled in connection with his resignation.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     See "Item 8. Financial Statements and Supplementary Data."


(b) REPORTS ON FORM 8-K

     1. A current report dated September 30, 1998, was filed October 2, 1998, announcing that Bowling Worldwide, a wholly-owned subsidiary of AMF Bowling, amended the terms of its $810 million credit facility with its lenders.

     2. A current report dated October 30, 1998 was filed reporting certain financial results for the quarter ended September 30, 1998.

     3. A current report dated December 7, 1998 was filed with respect to litigation initiated by a Chinese customer against the Company and the Company's intent to appeal a judgment awarded to the customer in a Chinese court.


(c) EXHIBITS


  2.1        Stock Purchase Agreement, dated as of February 16, 1996, by and among AMF Group
             Holdings Inc. and the owners of the Predecessor Company. (1)
  2.2        Agreement, dated as of April 11, 1996, by and among AMF Group Holdings Inc. and the owners of the Predecessor Company amending certain terms of the Stock Purchase
             Agreement. (2)
  3.1        Restated Certificate of Incorporation of the Company. (3)
  3.2        By-Laws of the Company. (4)
  3.3        Certificate of Incorporation, as amended, of American Recreation Centers, Inc. (5)
  3.4        By-Laws of American Recreation Centers, Inc. (6)
  3.5        Certificate of Incorporation of Burleigh Recreation, Inc. (7)
  3.6        Amended and Restated By-Laws of Burleigh Recreation, Inc. (8)
  3.7        Certificate of Incorporation of 300, Inc. (9)
  3.8        By-Laws of 300, Inc. (10)
  3.9        Certificate of Incorporation, as amended, of Michael Jordan Golf Company, Inc. (11)
  3.10       By-Laws of Michael Jordan Golf Company, Inc. (12)
  3.11       Certificate of Incorporation of Michael Jordan Golf-Water Tower, Inc. (13)
  3.12       By-Laws of Michael Jordan Golf-Water Tower, Inc. (14)
  3.13       Certificate of Incorporation of MJG -- O'Hare, Inc. (15)
  3.14       By-Laws of MJG -- O'Hare, Inc. (16)
  3.15       Certificate of Incorporation of Lake Grove Centers, Inc. (17)
  3.16       By-Laws of Lake Grove Centers, Inc. (18)
  3.17       Certificate of Limited Liability Company of MBI No. 1, LLC. (19)
  3.18       Limited Liability Company Agreement of MBI No. 1, LLC. (20)
  3.19       Certificate of Limited Liability Company of AWI No. 1, LLC. (21)
  3.20       Limited Liability Company Agreement of AWI No. 1, LLC. (22)
  3.21       Certificate of Incorporation of AMF Bowling India Private LTD. (23)
  3.22       Articles of Association of AMF Bowling India Private LTD. (24)
  3.23       Articles of Association of AMF Bowling Poland Sp.zo.o (25)
  3.24       R.Q.P. Partnership Agreement (26)
  3.25       Joint Venture Agreement of Broadway Grand Properties (27)
  4.1        Specimen of Common Stock Certificate. (28)
  4.2        Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes. (29)
  4.3        Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Subsidiary Senior Subordinated Discount Notes. (30)

   4.4       Form of Subsidiary Senior Subordinated Note. (31)
   4.5       Form of Subsidiary Senior Subordinated Discount Note. (32)
   4.6       Purchase Agreement dated May 6, 1998, among the Company, the Designated Subsidiaries named therein and the Initial Purchasers named therein. (33)
   4.7       Indenture dated as of May 12, 1998, between the Company and the Bank of New York. (34)
   4.8       Registration Rights Agreement dated as of May 12, 1998, among the Company, the
             Designated Subsidiaries named therein and the Initial Purchasers named therein. (35)
   4.9       Form of the Company's Zero Coupon Convertible Debenture due 2018. (36)
  10.1       Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the
             Guarantors and Goldman, Sachs & Co. (37)
  10.2       Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co., as Syndication Agent, and Citibank,
             N.A., as Administrative Agent. (38)
  10.3       AMF Holdings Inc. 1996 Stock Incentive Plan. (39)
  10.4       Stockholders Agreement, dated as of April 30, 1996, by and among the Company and the
             Stockholders. (40)
  10.5       Amendment No. 1, dated as of May 28, 1996, to the Stockholders Agreement. (41)
  10.6       Amendment No. 2, dated as of May 31, 1996, to the Stockholders Agreement. (42)
  10.7       Amendment No. 3, dated as of January 17, 1997, to the Stockholders Agreement. (43)
  10.8       Amendment No. 4, dated as of January 17, 1997, to the Stockholders Agreement. (44)
  10.9       Amendment No. 5, dated as of July 31, 1997, to the Stockholders Agreement. (45)
  10.10      Amendment No. 6, dated as of December 31, 1997, to the Stockholders Agreement. (46)
  10.11      Amendment No. 7, dated as of January 1, 1998, to the Stockholders Agreement. (47)
  10.12      Registration Rights Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders. (48)
  10.13      Amendment No. 1, dated as of May 28, 1996, to the Registration Rights Agreement. (49)
  10.14      Amendment No. 2, dated as of January 17, 1997, to the Registration Rights Agreement. (50)
  10.15      Amendment No. 3, dated as of January 17, 1997, to the Registration Rights Agreement. (51)
  10.16      Amendment No. 4, dated as of July 31, 1997, to the Registration Rights Agreement. (52)
  10.17      Amendment No. 5, dated as of September 30, 1997, to the Registration Rights Agreement. (53)
  10.18      Warrant Agreement, dated as of May 1, 1996, between the Company and The Goldman Sachs
             Group, L.P. (54)
  10.19      Employment Agreement, dated as of May 1, 1996, by and among the Company, AMF Bowling,
             Inc. and Robert L. Morin. (55)
  10.20      Employment Agreement, dated as of May 1, 1996, between the Company and Douglas J.
             Stanard. (56)
  10.21      Stock Option Agreement, dated as of May 1, 1996, between the Company and Charles M.
             Diker. (57)
  10.22      Employment Agreement, dated as of May 28, 1996, by and among the Company, AMF Group
             Inc. and Stephen E. Hare. (58)
  10.23      Asset Purchase Agreement, dated as of September 10, 1996, by and between AMF Bowling
             Centers, Inc. and Charan Industries, Inc. (59)
  10.24      Termination Agreement, dated as of February 28, 1997, by and among the Company, AMF
             Bowling, Inc. and Robert L. Morin. (60)
  10.25      Stock Subscription Agreement, dated as of October 9, 1996, by and among the Company and the Purchasers (as defined therein). (61)
  10.26      Agreement and Plan of Merger, dated as of January 17, 1997, by and among AMF Bowling
             Centers, Inc., Noah Acquisition and American Recreation Centers, Inc. (62)
  10.27      Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and Restated Credit
             Agreement dated as of December 20, 1996. (63)
  10.28      Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30,
             1997. (64)
  10.29      Interest Rate Cap Agreement, dated July 2, 1997. (65)
  10.30      AMF Bowling, Inc. 1998 Stock Incentive Plan. (66)
  10.31      Amendment No. 1 and Waiver to the Third Amended and Restated Credit Agreement dated as of September 30, 1998. (67)

  10.32        Termination and Release Agreement, dated as of November 2, 1998, by and among AMF
               Bowling, AMF Bowling Worldwide and Douglas J. Stanard. (68)
  10.33        Employment Agreement, dated as of September 8, 1998, by and among AMF Bowling, Inc.
               and John P. Watkins. (69)
  10.34        Amendment to the AMF Bowling, Inc. 1998 Stock Incentive Plan. (70)
  12.1         Computation of earnings per share.
  21.1         Subsidiaries of the Company.
  23.1         Consent of Arthur Andersen LLP.
  23.2         Consent of PricewaterhouseCoopers LLP.
  27.1         Financial Data Schedule.

     NOTES TO EXHIBITS:


        (1)   Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (2)   Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (3)   Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (4)   Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (5)   Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (6)   Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (7)   Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (8)   Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (9)   Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (10)  Incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (11)  Incorporated by reference to Exhibit 3.9 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (12)  Incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (13)  Incorporated by reference to Exhibit 3.11 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (14)  Incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (15)  Incorporated by reference to Exhibit 3.13 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (16)  Incorporated by reference to Exhibit 3.14 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (17)  Incorporated by reference to Exhibit 3.15 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (18)  Incorporated by reference to Exhibit 3.16 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (19)  Incorporated by reference to Exhibit 3.17 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (20)  Incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (21)  Incorporated by reference to Exhibit 3.19 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (22)  Incorporated by reference to Exhibit 3.20 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (23)  Incorporated by reference to Exhibit 3.21 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (24)  Incorporated by reference to Exhibit 3.22 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (25)  Incorporated by reference to Exhibit 3.23 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (26)  Incorporated by reference to Exhibit 3.24 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (27)  Incorporated by reference to Exhibit 3.25 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (28)  Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (29)  Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (30)  Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (31)  Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).

        (32)  Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (33)  Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-60959).
        (34)  Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-60959).
        (35)  Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-60959).
        (36)  Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-60959).
        (37)  Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (38)  Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling,
              Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (39)  Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (40)  Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (41)  Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (42)  Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (43)  Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (44)  Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (45)  Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (46)  Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF
              Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (47)  Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF
              Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (48)  Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (49)  Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (50)  Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (51)  Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (52)  Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
        (53)  Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF
              Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (54)  Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (55)  Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (56)  Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (57)  Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (58)  Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF
              Group Inc. (File No. 333-4877).
        (59)  Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of AMF Group Inc.,
              dated October 24, 1996 (File No. 001-12131).
        (60)  Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Group
              Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
        (61)  Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group
              Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
        (62)  Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of AMF Group Inc.,
              dated January 17, 1997 (File No. 001-12131).
        (63)  Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the
              Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).

        (64)  Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group
              Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
        (65)  Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group
              Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
        (66)  Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF
              Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
        (67)  Incorporated by reference to Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K
              dated September 30, 1998 (File No. 001-13539)
        (68)  Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF
              Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
        (69)  Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AMF
              Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
        (70)  Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of AMF
              Bowling, Inc. for the fiscal year ended December 31, 1998 (File No. 001-13539).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March, 1999.

                                            AMF BOWLING WORLDWIDE, INC.

                                            /s/  STEPHEN E. HARE
                                            ---------------------------
                                                  STEPHEN E. HARE
                                         DIRECTOR/ACTING PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER/
                                       EXECUTIVE VICE PRESIDENT/CHIEF FINANCIAL
                                                OFFICER/TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 19th day of March, 1999.



             SIGNATURES
-----------------------------------                        TITLE
/s/   RICHARD A. FRIEDMAN                          Chairman of the Board
----------------------------------
      RICHARD A. FRIEDMAN

 /s/  TERENCE M. O'TOOLE                                 Director
----------------------------------
      TERENCE M. O'TOOLE

/s/  PETER M. SACERDOTE                                  Director
----------------------------------
     PETER M. SACERDOTE

/s/  CHARLES M. DIKER                                    Director
----------------------------------
     CHARLES M. DIKER

/s/  PAUL B. EDGERLEY                                    Director
----------------------------------
     PAUL B. EDGERLEY

 /s/  HOWARD A. LIPSON                                   Director
----------------------------------
      HOWARD A. LIPSON

/s/  THOMAS R. WALL, IV                                  Director
----------------------------------
     THOMAS R. WALL, IV

/s/  STEPHEN E. HARE                     Director/Acting President and Chief Executive
----------------------------------            Officer/Executive Vice President/Chief
     STEPHEN E. HARE                              Financial Officer/Treasurer


/s/  MICHAEL P. BARDARO                 Senior Vice President/Corporate Controller/
----------------------------------     Assistant Secretary/Chief Accounting Officer
     MICHAEL P. BARDARO

                            AMF GROUP HOLDINGS INC

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I




To the Board of Directors of
AMF Group Holdings Inc.:


     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of AMF Bowling Worldwide, Inc. and subsidiaries for the years ended December 31, 1998 and 1997, and for the period from inception (January 12, 1996) through December 31, 1996, and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I filed as part of AMF Bowling Worldwide's Form 10-K Annual Report is the responsibility of AMF Group Holdings Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Richmond, Virginia
February 19, 1999

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                           AS OF DECEMBER 31,
                                                        -------------------------
                                                            1998         1997
                                                        ------------ ------------
                      ASSETS
Current assets ........................................  $      50    $      50
Investment in subsidiary ..............................    804,412      654,112
Other noncurrent assets ...............................         67          117
                                                         ---------    ---------
   Total assets .......................................  $ 804,529    $ 654,279
                                                         =========    =========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Total current liabilities .............................  $     350    $     267
Other noncurrent liabilities ..........................        100          150
Stockholder's equity ..................................    804,079      653,862
                                                         ---------    ---------
   Total liabilities and stockholder's equity .........  $ 804,529    $ 654,279
                                                         =========    =========

 The accompanying notes are an integral part of these condensed balance sheets.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)



                                                    YEAR ENDED DECEMBER 31,     PERIOD ENDED
                                                  ----------------------------  DECEMBER 31,
                                                        1998          1997          1996
                                                  --------------- ------------ -------------
Operating expenses:
Amortization ....................................           (50)         (50)          (33)
                                                            ---          ---           ---
   Operating loss ...............................           (50)         (50)          (33)
Nonoperating expenses:
Other expense ...................................           (33)        (100)          (67)
                                                            ---         ----           ---
   Loss before equity in loss of subsidiary .....           (83)        (150)         (100)
  Equity in loss of subsidiary ..................      (106,744)     (55,499)      (19,465)
                                                       --------      -------       -------
   Net loss .....................................   $  (106,827)   $ (55,649)   $  (19,565)
                                                    ===========    =========    ==========

The accompanying notes are an integral part of these condensed financial statements.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                            YEAR ENDED DECEMBER 31,     PERIOD ENDED
                                                                         -----------------------------  DECEMBER 31,
                                                                              1998           1997           1996
                                                                         -------------- -------------- -------------
Cash flows from operating activities:
 Net Loss ..............................................................   $ (106,827)    $  (55,649)   $  (19,565)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Amortization ........................................................           50             50            33
   Equity in loss of subsidiary ........................................      106,744         55,499        19,465
   Change in assets and liabilities ....................................           33            100            67
                                                                           ----------     ----------    ----------
   Net cash provided by operating activities ...........................           --             --            --
                                                                           ----------     ----------    ----------
Net cash used in investing activities:
 Investment in subsidiary ..............................................     (255,587)      (315,671)     (420,750)
                                                                           ----------     ----------    ----------
Net cash provided by financing activities:
 Capital contributions .................................................      255,587        315,671       420,750
                                                                           ----------     ----------    ----------
 Net change in cash and cash equivalents ...............................           --             --            --
 Cash and cash equivalents at beginning of period ......................           --             --            --
                                                                           ----------     ----------    ----------
 Cash and cash equivalents at end of period ............................   $       --     $       --    $       --
                                                                           ==========     ==========    ==========

The accompanying notes are an integral part of these condensed financial statements.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF GROUP HOLDINGS INC.


           NOTES TO AMF BOWLING, INC. CONDENSED FINANCIAL STATEMENTS

   1. BACKGROUND AND BASIS OF PRESENTATION:

     These notes to the AMF Group Holdings Inc. ("AMF Group Holdings") condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements of AMF Group Holdings and subsidiaries included in Part II, Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Bowling Worldwide, Inc., ("Bowling Worldwide") is a wholly-owned subsidiary of AMF Group Holdings. AMF Group Holdings is a wholly-owned subsidiary of AMF Bowling, Inc. ("AMF Bowling"). The results of operations for the period ended December 31, 1996, reflect the results of AMF Bowling since its inception date of January 12, 1996. All dollar amounts are in thousands, except where otherwise indicated.


   2. GUARANTEES:

     The Subsidiary Senior Subordinated Notes and Subsidiary Senior Subordinated Discount Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first and second-tier subsidiaries of Bowling Worldwide, as discussed in "Note 20. Condensed Consolidating Financial Statements" in the Notes.


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

     So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may i) declare and pay dividends in common stock;
ii) declare and pay cash dividends to make payments of approximately $0.15 million in May 1997 and $0.15 million in May 1998 and, to the extent necessary, to make payments of approximately $0.05 million due in May 1999 under certain noncompete agreements with the Prior Owners; iii) declare and pay cash dividends for general and administrative expenses not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.


   4. TOTAL ASSETS AND LIABILITIES:

     At December 31, 1998 and 1997, assets represent AMF Group Holdings' investment in Bowling Worldwide and other assets related to commitments under non-compete and consulting agreements. Other assets are amortized on a straight-line basis over the terms of the agreements. At December 31, 1998 and 1997, liabilities represent accrued expenses primarily related to commitments under noncompete and consulting agreements.

                                  SCHEDULE II


                               AMF BOWLING GROUP
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                COLUMN A                  COLUMN B             COLUMN C                COLUMN D       COLUMN E
--------------------------------------- ------------ ----------------------------- ---------------- -----------
                                                               ADDITIONS
                                                     -----------------------------
                                         BALANCE AT   CHARGED TO     CHARGED TO                      BALANCE AT
                                          BEGINNING    COSTS AND   OTHER ACCOUNTS   DEDUCTIONS --      END OF
DESCRIPTION                               OF PERIOD    EXPENSES      -- DESCRIBE      WRITE-OFFS       PERIOD
--------------------------------------- ------------ ------------ ---------------- ---------------- -----------
ACCOUNTS RECEIVABLE -- ALLOWANCE FOR
 DOUBTFUL ACCOUNTS ....................
 Four months ended April 30, 1996 .....    $3,373       $ (17)                          $ (246)        $3,110
INVENTORY -- RESERVES .................
 Four months ended April 30, 1996 .....    $1,256       $ 104                           $ (553)        $  807