Form 10-Q
period 1999-03-31
AMF BOWLING WORLDWIDE INC
filed 1999-05-14
CIK 1015535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(MARK ONE)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

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
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYEE
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                                 8100 AMF DRIVE
                            RICHMOND, VIRGINIA 23111
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                              --------------------
                                 (804) 730-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

At April 29, 1999, 100 shares of common stock, par value of $.01, of the Registrant were outstanding.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       MARCH 31,        DECEMBER 31,
                                                                         1999              1998
                                                                     ------------      ------------
                                                                      (UNAUDITED)

ASSETS
Current assets:
 Cash and cash equivalents                                          $    48,980         $    21,847
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $7,328 and $6,492, respectively                   86,422              82,435
 Inventories                                                             66,279              64,735
 Deferred taxes and other                                                27,621              22,539
                                                                    -----------         -----------
  Total current assets                                                  229,302             191,556
Property and equipment, net                                             854,124             873,985
Other assets                                                             98,241             100,295
Goodwill, net                                                           767,419             772,744
Investments in and advances to joint ventures                            12,073              17,436
                                                                    -----------         -----------
 Total assets                                                       $ 1,961,159         $ 1,956,016
                                                                    ===========         ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                                   $    29,815         $    33,900
 Accrued expenses                                                        66,982              60,512
 Income taxes payable                                                     7,110               5,316
 Current portion of long-tem debt                                        34,250              32,375
                                                                    -----------         -----------
  Total current liabilities                                             138,157             132,103
Long-term debt, less current portion                                  1,028,190           1,014,716
Other long-term liabilities                                               3,872               5,265
                                                                    -----------         -----------
 Total liabilities                                                    1,170,219           1,152,084
                                                                    -----------         -----------
Commitments and contingencies
Stockholder's equity:
 Common stock (par value $.01, 100 shares authorized, issued
  and outstanding at March 31, 1999 and December 31, 1998)                   --                  --
 Paid-in capital                                                      1,005,798           1,005,798
 Retained deficit                                                      (194,616)           (182,541)
 Foreign currency translation adjustment                                (20,242)            (19,325)
                                                                    -----------         -----------
 Total stockholder's equity                                             790,940             803,932
                                                                    -----------         -----------
 Total liabilities and stockholder's equity                         $ 1,961,159         $ 1,956,016
                                                                    ===========         ===========





The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                               1999           1998
                                                               ----           ----

Operating revenue                                           $ 202,567         $ 187,284
                                                            ---------         ---------
Operating expenses:
    Cost of goods sold                                         39,582            38,857
    Bowling center operating expenses                          93,221            78,471
    Selling, general, and administrative expenses              13,412            16,901
    Depreciation and amortization                              33,111            26,790
                                                            ---------         ---------
    Total operating expenses                                  179,326           161,019
                                                            ---------         ---------

    Operating income                                           23,241            26,265
                                                            ---------         ---------
Nonoperating expenses (income):
    Interest expense                                           25,855            25,974
    Other expenses, net                                         2,974               573
    Interest income                                              (575)             (490)
                                                            ---------         ---------
    Total nonoperating expenses                                28,254            26,057
                                                            ---------         ---------
    Income (loss) before income taxes                          (5,013)              208
    Provision for income taxes                                  1,539               436
                                                            ---------         ---------
    Net loss before equity in loss of joint ventures           (6,552)             (228)
    Equity in loss of joint ventures                           (5,523)             (352)
                                                            ---------         ---------
    Net loss                                                $ (12,075)        $    (580)
                                                            =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                           1999          1998
                                                                           ----          ----

Cash flows from operating activities:
   Net loss                                                             $(12,075)        $   (580)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                         33,111           26,790
    Equity in loss of joint ventures                                       5,523              352
    Amortization of bond discount                                          6,318            5,667
    Loss on the sale of property and equipment, net                          509              269
    Changes in assets and liabilities:
     Accounts and notes receivable, net                                   (6,132)           7,287
     Inventories                                                          (2,507)         (10,077)
     Other assets                                                           (458)          (2,047)
     Accounts payable and accrued expenses                                   261          (15,853)
     Income taxes payable                                                    (12)            (673)
     Other long-term liabilities                                            (485)             (40)
                                                                        --------         --------
   Net cash provided by operating activities                              24,053           11,095
                                                                        --------         --------
Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                  (1,208)         (65,615)
   Investments in and advances to joint ventures                            (160)          (4,565)
   Purchases of property and equipment                                    (4,669)         (11,641)
   Proceeds from the sale of property and equipment                          114              104
                                                                        --------         --------
   Net cash used in investing activities                                  (5,923)         (81,717)
                                                                        --------         --------
Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs          20,000           72,000
   Payments on long-term debt                                            (10,969)          (9,093)
   Contribution from Parent                                                   --            1,381
   Payment of noncompete obligations                                        (181)            (258)
                                                                        --------         --------
   Net cash provided by financing activities                               8,850           64,030
                                                                        --------         --------
   Effect of exchange rates on cash                                          153              395
                                                                        --------         --------
   Net increase (decrease) in cash                                        27,133           (6,197)
   Cash and cash equivalents at beginning of period                       21,847           35,790
                                                                        --------         --------
   Cash and cash equivalents at end of period                           $ 48,980         $ 29,593
                                                                        ========         ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1998, 1997 and 1996 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in the Form 10-K Annual Report of AMF Bowling Worldwide, Inc. ("Bowling Worldwide") for the fiscal year ended December 31, 1998 filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year.

    The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 422 U.S. bowling centers and 123 international bowling centers ("Bowling Centers"), including fifteen joint venture centers described in "Note 8. Acquisitions", as of March 31, 1999, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company was acquired in 1996 by an investor group led by an affiliate of Goldman, Sachs & Co. (the "Acquisition").

    Bowling Worldwide is a wholly owned, direct subsidiary of AMF Group Holdings. AMF Group Holdings is a wholly owned, direct subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Group Holdings and AMF Bowling are holding companies only. The principal assets in each are comprised of investments in subsidiaries.

    As of March 31, 1999, the Company has acquired 263 bowling centers and constructed two bowling centers since the Acquisition for a combined purchase price of $497.5 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in Note 5), and issuances of AMF Bowling common stock (the "Common Stock"). See "Note 8. Acquisitions".


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The condensed consolidated results of operations of the Company have been presented for the three months ended March 31, 1999 and 1998, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. All dollar amounts are in thousands, except where otherwise indicated.

GOODWILL

    As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 8. Acquisitions", and in accordance with the purchase method of accounting for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,141 and $5,037 for the three months ended March 31, 1999 and 1998, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

    Comprehensive loss was $12,992 for the three months ended March 31, 1999 and comprehensive income was $819 for the three months ended March 31, 1998. Accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENT

    Effective for the quarter ended March 31, 2000, the Company will be required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material adverse impact on the Company's financial position or results of operations.

NOTE 3.   INVENTORIES

    Inventories at March 31, 1999, and December 31, 1998 consisted of the following:

                                         MARCH 31,        DECEMBER 31,
                                           1999              1998
                                      ---------------  ---------------
                                        (UNAUDITED)
Bowling Products, at FIFO:
 Raw materials                           $12,519          $11,471
 Work in progress                          1,850            1,548
 Finished goods and spare parts           43,226           42,980
Bowling Centers, at average cost:
 Merchandise and spare parts               8,684            8,736
                                      ---------------  ---------------
                                         $66,279          $64,735
                                      ===============  ===============



NOTE 4.   PROPERTY AND EQUIPMENT

    Property and equipment at March 31, 1999, and December 31, 1998, consisted of the following:


                                                        MARCH 31,         DECEMBER 31,
                                                          1999                1998
                                                       -----------         -----------
                                                       (UNAUDITED)


Land                                                   $   131,988         $   131,906
Buildings and improvements                                 361,196             362,297
Equipment, furniture and fixtures                          555,448             553,203
Other                                                        9,146               7,476
                                                       -----------         -----------
                                                         1,057,778           1,054,882
Less: accumulated depreciation and amortization           (203,654)           (180,897)
                                                       ===========         ===========
                                                       $   854,124         $   873,985
                                                       ===========         ===========





    Depreciation and amortization expense related to property and equipment was $23,907 and $20,519 for the three months ended March 31, 1999 and 1998, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5. LONG-TERM DEBT

    Long-term debt at March 31, 1999, and December 31, 1998 consisted of the following:



                                                        MARCH 31,         DECEMBER 31,
                                                           1999              1998
                                                       -------------     -------------
                                                       (UNAUDITED)


Bank debt                                            $   590,908         $   581,877
Subsidiary senior subordinated notes                     250,000             250,000
Subsidiary senior subordinated discount notes            219,541             213,226
Mortgage and equipment notes                               1,991               1,988
                                                     -----------         -----------
 Total debt                                            1,062,440           1,047,091
Current maturities                                       (34,250)            (32,375)
                                                     -----------          ----------
 Total long-term debt                                $ 1,028,190         $ 1,014,716
                                                     ===========         ===========



    The Company's bank debt (the "Senior Debt") was incurred pursuant to a credit agreement, dated as of May 1, 1996, which was amended and restated in connection with AMF Bowling's initial public offering (the "Initial Public Offering") of Common Stock, as of November 3, 1997, among Bowling Worldwide and its lenders (the "Credit Agreement"). The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At March 31, 1999, amounts outstanding under the Term Facilities and Bank Facility were $407.9 million and $183.0 million, respectively.

    The Credit Agreement contains certain financial covenants, as well as affirmative and negative covenants, constraining Bowling Worldwide. In 1998, the Company entered into Amendment Number 1 and Waiver (the "Amendment and Waiver") to the Credit Agreement that amended or waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make capital expenditures, investments and acquisitions. The Company is in compliance with the amended covenants as of March 31, 1999 and believes that it will be in compliance throughout the remainder of 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. The financial covenants existing prior to the amendment will be reinstated beginning with the year 2000. However, based on current performance, the Company will not meet the requirements of the financial covenants that will be reinstated. Failure by the Company to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company.

RECAPITALIZATION PLAN AND PROPOSED CREDIT AGREEMENT MODIFICATIONS

         On May 5, 1999, AMF Bowling announced a recapitalization plan which includes a rights offering to existing stockholders to raise approximately $140 million and a tender offer for a portion of its outstanding zero coupon convertible debentures at a discount. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Current Developments" for a more detailed description of the recapitalization plan and intended use of proceeds thereof.

    A portion of the proceeds of the rights offering would also be used to fund future bowling center acquisitions, along with funds that may be available under the Credit Agreement, and for general corporate purposes. The Company has requested that, in connection with AMF Bowling's recapitalization plan, the lenders under the Credit Agreement provide the Company with (i) the ability to increase the pace of its bowling center acquisition program on a selective basis, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications.

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

    On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation ("Vulcan") against AMF Bowling and the Company, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co. Inc., Richard A. Friedman and Douglas J. Stanard. Vulcan, as putative class representative for itself and all persons who purchased the Common Stock in the Initial Public Offering, seeks, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

NOTE 7.  EMPLOYEE BENEFIT PLANS

AMF BOWLING, INC. 1996 STOCK INCENTIVE PLAN

    The total number of shares of Common Stock ("Stock Options") initially reserved and available for grant at March 31, 1999 under the AMF Bowling, Inc. 1996 Stock Incentive Plan (the "1996 Plan") was 1,767,151. At March 31, 1999, the number of Stock Options outstanding to senior management, other employees, consultants and directors totaled 864,650 at an exercise price of $10.00 per share. Of the total Stock Options awarded under the 1996 Plan, 572,200 were exercisable at March 31, 1999, and no Stock Options were exercised in the three months ended March 31, 1999. Forfeited Stock Options under the 1996 Plan totaled 585,450 through March 31, 1999. There were 834,951 shares of Common Stock available for grant under the 1996 Plan as of March 31, 1999.

AMF BOWLING, INC. 1998 STOCK INCENTIVE PLAN

    Under the AMF Bowling, Inc. 1998 Stock Incentive Plan (the "1998 Plan"), AMF Bowling may grant incentive awards in the form of restricted stock awards, Stock Options and stock appreciation rights in substantially the same manner as provided under the 1996 Plan. Four million shares of Common Stock are reserved for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as awards pursuant to the 1998 Plan. As of March 31, 1999, options to purchase 1,384,650 shares were granted under the 1998 Plan.

CHIEF EXECUTIVE STOCK OPTION

    On April 28, 1999, AMF Bowling and the Company granted to Roland Smith a nonqualified stock option (the "Smith Option") to purchase one million (1,000,000) shares of Common Stock at an exercise price of $5.2813 per share of Common Stock in connection with Mr. Smith's employment as president and chief executive officer of AMF Bowling and the Company. The exercise price of the Smith Option is equal to the fair market value of the Common Stock on the date the Smith Option was granted. The Smith Option was not granted pursuant to either the 1996 Plan or the 1998 Plan. However, the Smith Option is subject to the terms of the 1998 Plan and such terms are incorporated into the option agreement. The Smith Option shall vest and become exercisable in 20% increments beginning on the date of grant and on each of the next four anniversaries thereof, and becomes vested and fully exercisable upon a Change of Control (as defined in the 1998 Plan).

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8.   ACQUISITIONS

    Since May 1, 1996 and prior to December 31, 1998, AMF Bowling Centers purchased an aggregate of 262 bowling centers from various unrelated sellers. From January 1, 1999 through March 31, 1999, the Company acquired one center in the United States. The combined net purchase price for all acquisitions was approximately $498.7 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowling, $420.9 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock.

    As a result of these acquisitions, and after giving effect to the construction of two new U.S. centers, the closing of 17 U.S. centers and two international centers and the sale of a center in Switzerland since the Acquisition, the Company owned and operated 422 U.S. bowling centers and 123 international bowling centers as of March 31, 1999. As of April 30, 1999, the Company had no commitments regarding the acquisition of additional bowling centers.

NOTE 9.  BUSINESS SEGMENTS

    The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended March 31, 1999 and 1998, respectively, is presented below (in millions):



                                                                Three Months Ended March 31, 1999 (unaudited)
                                      ----------------------------------------------------------------------------------------------
                                              Bowling Centers             Bowling Products
                                      ------------------------------   ----------------------
                                                  Inter-      Sub-             Inter-      Sub-               Elim-
                                        U.S     national     total      U.S.  national    total  Corporate   inations     Total
                                        ---     --------     -----      ----  --------    -----  ---------   --------     -----


Revenue from unaffiliated customers   $  140.9 $   31.7   $  172.6   $   13.4  $  16.6  $   30.0    $  --      $ --     $  202.6
Intersegment sales                        --       --         --          1.1      0.9       2.0       --        --          2.0
Operating income (loss)                   29.7      3.7       33.4       (3.2)    (3.3)     (6.5)      (4.0)      0.4       23.3
Identifiable assets                      870.5    338.9    1,209.4      636.8     81.6     718.4       30.9       2.5    1,961.2
Depreciation and amortization             21.6      5.5       27.1        5.5      0.4       5.9        0.5      (0.4)      33.1
Capital expenditures                       2.0      1.1        3.1        1.4      0.2       1.6       --        --          4.7
Research and development expense          --       --         --          0.1     --         0.1       --        --          0.1






                                                                Three Months Ended March 31, 1998 (unaudited)
                                       ---------------------------------------------------------------------------------------------
                                                   Bowling Centers           Bowling Products
                                                --------------------    -------------------------
                                                   Inter-      Sub-                Inter-     Sub-               Elim-
                                           U.S.   national    total       U.S.    national   total  Corporate  inations      Total
                                           ----   -------- ---------   -------   --------- -------  ---------  --------   ----------

Revenue from unaffiliated customers    $  125.0  $  25.2   $   150.2   $  13.6   $  23.5   $  37.1     $ --      $ --     $   187.3
Intersegment sales                         --       --          --         3.7       0.3       4.0       --        --           4.0
Operating income (loss)                    32.6      2.3        34.9      (3.9)     (1.4)     (5.3)      (4.0)      0.7        26.3
Identifiable assets                       865.4    312.4     1,177.8     631.3      75.1     706.4        3.7       1.9     1,889.8
Depreciation and amortization              17.4      4.5        21.9       5.1       0.3       5.4        0.2      (0.7)       26.8
Capital expenditures                        7.0      0.9         7.9       3.2       0.5       3.7       --        --          11.6
Research and development expense           --       --          --         0.2      --         0.2       --        --           0.2





NOTE 10.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of March 31, 1999, and condensed consolidating statements of income and cash flows for the three months ended March 31, 1999 and (ii) elimination entries necessary to combine the entities comprising the Company.

    Bowling Worldwide's subsidiary senior subordinated notes and subsidiary senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the first and second-tier subsidiaries of Bowling Worldwide. AMF Bowling and the third-tier subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NON-
                                                GUARANTOR       GUARANTOR
                                                COMPANIES       COMPANIES      ELIMINATIONS      CONSOLIDATED
                                              -----------     -----------      -----------       -----------

ASSETS
Current assets:
 Cash and cash equivalents                     $    46,855     $     2,125     $        --     $    48,980
 Accounts and notes receivable, net
    of allowance for doubtful accounts              85,849             573              --          86,422
 Accounts receivable - intercompany                  9,688          12,036         (21,724)             --
 Inventories                                        65,253           1,026              --          66,279
 Deferred taxes and other                           21,863           5,758              --          27,621
                                               -----------     -----------     -----------     -----------
  Total current assets                             229,508          21,518         (21,724)        229,302
Notes receivable - intercompany                     44,403           5,663         (50,066)             --
Property and equipment, net                        777,983          74,931           1,210         854,124
Investment in subsidiaries                          20,783              --         (20,783)             --
Goodwill and other assets                          866,864          10,869              --         877,733
                                               -----------     -----------     -----------     -----------
 Total assets                                  $ 1,939,541     $   112,981     $   (91,363)    $ 1,961,159
                                               ===========     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                              $    26,461     $     3,354     $        --     $    29,815
 Accounts payable - intercompany                    12,036           9,688         (21,724)             --
 Accrued expenses                                   54,787          12,195              --          66,982
 Income taxes payable                                2,570           4,540              --           7,110
 Current portion of long-term debt                  34,250              --              --          34,250
                                               -----------     -----------     -----------     -----------
  Total current liabilities                        130,104          29,777         (21,724)        138,157
Long-term debt, less current portion             1,011,187          17,003              --       1,028,190
Notes payable - intercompany                         5,663          44,403         (50,066)             --
Other long-term liabilities                          2,857           1,015              --           3,872
                                               -----------     -----------     -----------     -----------
 Total liabilities                               1,149,811          92,198         (71,790)      1,170,219
                                               -----------     -----------     -----------     -----------
Commitments and contingencies
Stockholder's equity:
 Common stock                                           --              --              --              --
 Paid-in capital                                 1,003,794          27,629         (25,625)      1,005,798
 Retained (deficit) earnings                      (193,822)          3,258          (4,052)       (194,616)
 Equity adjustment from foreign
  currency translation                             (20,242)        (10,104)         10,104         (20,242)
                                               -----------     -----------     -----------     -----------
 Total stockholder's equity                        789,730          20,783         (19,573)        790,940
                                               -----------     -----------     -----------     -----------

 Total liabilities and stockholder's equity    $ 1,939,541     $   112,981     $   (91,363)    $ 1,961,159
                                               ===========     ===========     ===========     ===========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             NON-
                                             GUARANTOR     GUARANTOR
                                             COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                            ------------- ------------ ------------- --------------


Operating Revenue                              $ 186,372     $ 16,397        $ (202)     $ 202,567
                                            ------------- ------------ ------------- --------------

Operating expenses:
Cost of goods sold                                37,938        1,779          (135)        39,582
Bowling center operating expenses                 84,796        8,492           (67)        93,221
Selling, general, and administrative expenses     12,365        1,047             -         13,412
Depreciation and amortization                     31,172        1,969           (30)        33,111
                                            ------------- ------------ ------------- --------------
  Total operating expenses                       166,271       13,287          (232)       179,326
                                            ------------- ------------ ------------- --------------

Operating Income                                  20,101        3,110            30         23,241
                                            ------------- ------------ ------------- --------------

Nonoperating expenses (income):
Interest expense                                  25,589          266             -         25,855
Other expenses, net                                2,047          927             -          2,974
Interest income                                     (572)          (3)            -           (575)
Equity in (income) loss of subsidiaries             (504)           -           504              -
                                            ------------- ------------ ------------- --------------
Total nonoperating expenses                       26,560        1,190           504         28,254
                                            ------------- ------------ ------------- --------------
Loss before income taxes                          (6,459)       1,920          (474)        (5,013)
Provision for income taxes                           123        1,416             -          1,539
                                            ------------- ------------ ------------- --------------
Net loss before equity in loss of
  joint ventures                                  (6,582)         504          (474)        (6,552)
Equity in loss of joint ventures                  (5,523)           -             -         (5,523)
                                            ------------- ------------ ------------- --------------
Net loss                                       $ (12,105)       $ 504        $ (474)     $ (12,075)
                                            ============= ============ ============= ==============

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                               NON-
                                                               GUARANTOR    GUARANTOR
                                                               COMPANIES    COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                              ------------ ------------- ------------- ---------------

Cash flows from operating activities:
 Net (loss) income                                              (12,105)      $   504        $ (474)      $ (12,075)
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                  31,172         1,969           (30)         33,111
  Equity in loss of joint ventures                                5,523             -             -           5,523
  Amortization of bond discount                                   6,318             -             -           6,318
  Equity in earnings of subsidiaries                               (504)            -           504               -
  Loss on the sale of property and equipment, net                   509             -             -             509
  Changes in assets and liabilities:
   Accounts and notes receivable                                 (5,970)         (162)            -          (6,132)
   Receivables and payables - affiliates                          2,460        (2,460)            -               -
   Inventories                                                   (2,485)          (22)            -          (2,507)
   Other assets                                                   1,012        (1,470)            -            (458)
   Accounts payable and accrued expenses                         (2,550)        2,811             -             261
   Income taxes payable                                            (755)          743             -             (12)
   Other long-term liabilities                                     (485)            -             -            (485)
                                                            ------------ ------------- ------------- ---------------
  Net cash provided by operating activities                      22,140         1,913             -          24,053
                                                            ------------ ------------- ------------- ---------------

Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired           (1,208)            -             -          (1,208)
 Investments in and advances to joint ventures                     (160)            -             -            (160)

 Purchases of property and equipment                             (4,075)         (594)            -          (4,669)
 Proceeds from sale of property and equipment                       114             -             -             114
                                                            ------------ ------------- ------------- ---------------
  Net cash used in investing activities                          (5,329)         (594)            -          (5,923)
                                                            ------------ ------------- ------------- ---------------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs   20,000             -                        20,000
 Payments on long-term debt                                     (10,969)            -             -         (10,969)

 Noncompete obligations                                            (181)            -             -            (181)
                                                            ------------ ------------- ------------- ---------------
  Net cash provided by financing activities                       8,850             -             -           8,850
                                                            ------------ ------------- ------------- ---------------
  Effect of exchange rates on cash                                1,351        (1,198)            -             153
                                                            ------------  ------------- ------------- ---------------
  Net increase in cash                                           27,012           121             -          27,133
  Cash and cash equivalents at beginning of period               19,843         2,004             -          21,847
                                                            ------------   ------------- ------------- ---------------
  Cash and cash equivalents at end of period                   $ 46,855       $ 2,125        $    -       $  48,980
                                                              ============ ============= ============= ===============

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Information in this report contains forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company"), including AMF Bowling Worldwide, Inc. ("Bowling Worldwide") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability to integrate acquired operations into its business, (ii) the ability of the Company's new management to execute its long term strategies, including to identify, finance and execute increased further acquisitions, (iii) the development and growth of new bowling markets and the Company's ability to identify those markets and to generate sales of products in those markets, (iv) the success of the recent management reorganization of the bowling centers and bowling products businesses, (v) the expected success of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (vi) the ability to increase the pace of the Company's bowling center acquisition program, (vii) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (viii) the manner, timing and expected results of AMF Bowling Inc.'s ("AMF Bowling") recapitalization plan and related activities and charges, (ix) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (x) the Company's ability to retain experienced senior management, (xi) the success of Company employee incentive efforts, (xii) the outcome of existing or potential litigation, (xiii) the ability of the Company and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, (xiv) the timing or amount of any changes in the interest expense of the Company's debt, (xv) the popularity of bowling as an activity in the United States and abroad, (xvi) the continuation or worsening of economic difficulties currently being experienced by certain countries in Asia Pacific and other regions, (xvii) fluctuations in currency exchange rates which affect translation of operating results and (xviii) increased competitive pressure from current competitors and future market entrants.

    In addition, actual results may differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (i) a decline in general economic conditions, (ii) an adverse judgment in pending or future litigation, (iii) the continuation of adverse financial results and substantial competition in the Company's bowling products business and (iv) the status or effectiveness of the Company's Year 2000 efforts. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

GENERAL

    The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 422 U.S. bowling centers and 123 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of March 31, 1999; and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

    To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

    The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first three months of 1999 versus 1998 reflect the inclusion of 51 centers acquired and one center constructed since April 1, 1998.

CURRENT DEVELOPMENTS

NEW CHIEF EXECUTIVE OFFICER

    On April 29, 1999, AMF Bowling announced the appointment of Roland Smith as president and chief executive officer of the Company. Mr. Smith, 44, succeeds Stephen E. Hare, AMF Bowling's and theCompany's chief financial officer, who was acting president and chief executive officer for the past six months. Mr. Hare will continue his role as chief financial officer. Mr. Smith has been appointed to AMF Bowling's board of directors and to the executive committee of the board of directors.

RECAPITALIZATION PLAN

    On May 5, 1999, AMF Bowling announced a recapitalization plan which includes a rights offering to existing stockholders to raise approximately $140 million and a tender offer for a portion of its outstanding zero coupon convertible debentures (the "Debentures") at a discount.

    AMF Bowling intends to effect a rights offering in which all of its stockholders would receive rights to purchase new shares of AMF Bowling common stock (the "Common Stock"). The number of rights per share to be offered and the exercise price of the rights have not been determined. Certain of AMF Bowling's significant stockholders are currently expected to participate in the rights offering, subject to final terms and conditions, but they are not obligated to do so. The rights offering is expected to raise approximately $140 million. AMF Bowling filed a registration statement relating to the rights offering on May 5, 1999 with the Securities and Exchange Commission which has not yet become effective.

    AMF Bowling currently intends to use a portion of the proceeds of the rights offering to make a tender offer for AMF Bowling's outstanding Debentures. AMF Bowling currently intends to tender for a minimum of 45% and up to 60% of the outstanding Debentures at an indicated price not to exceed 14% of face value. Affiliates of Goldman, Sachs & Co. and Kelso & Company, which together own approximately 44% of the outstanding Debentures, have indicated that they currently expect to tender their debentures pursuant to the tender offer, subject to pro ration, and subject to market conditions and the terms and conditions and prices of the tender offer, but they are not obligated to do so.

    A portion of the proceeds of the rights offering would also be used to fund future bowling center acquisitions, along with funds that may be available under the Credit Agreement, and for general corporate purposes. The Company has requested that, in connection with AMF Bowling's recapitalization plan, the lenders under Bowling Worldwide's third amended and restated credit agreement dated November 3, 1997, as amended (the "Credit Agreement") provide the Company with (i) the ability to increase the pace of its bowling center acquisition program on a selective basis, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications.

    The commencement of the rights offering and the tender offer are subject to approval by the Board of Directors of the final terms and pricing. The rights offering and the tender offer are expected to be conditioned upon each other.

ACQUISITION

    From January 1, 1999 through March 31, 1999, the Company acquired one bowling center in the United States. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements for a discussion of this transaction.

                             AMF GROUP HOLDINGS INC.
                             SELECTED FINANCIAL DATA
                                   (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)



                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          -------------------
                                                                            1999        1998
                                                                            ----        ----
Bowling Centers (before intersegment eliminations)
Operating revenue                                                          $ 172.6     $ 150.2
                                                                           --------    --------
Cost of goods sold                                                            16.9        13.4
Bowling center operating expenses                                             93.5        78.5
Selling, general, and administrative expenses                                  1.7         1.5
Depreciation and amortization                                                 27.1        21.9
                                                                           --------    --------
Operating income                                                           $  33.4     $  34.9
                                                                           ========    ========



BOWLING PRODUCTS (before intersegment eliminations)
Operating revenue                                                          $  32.0     $  41.1
Cost of goods sold                                                            24.4        29.3
                                                                           --------    --------
Gross profit                                                                   7.6        11.8
Selling, general, and administrative expenses                                  8.2        11.7
Depreciation and amortization                                                  5.9         5.4
                                                                           --------    --------
Operating loss                                                             $  (6.5)    $  (5.3)
                                                                           ========    ========



CONSOLIDATED


Operating revenue                                                          $ 202.6     $ 187.3
                                                                           --------    --------
Cost of goods sold                                                            39.6        38.9
Bowling center operating expenses                                             93.2        78.4
Selling, general, and administrative expenses                                 13.4        16.9
Depreciation and amortization                                                 33.1        26.8
                                                                           --------    --------
Operating income                                                              23.3        26.3
Interest expense, gross                                                       25.9        26.0
Other expense, net                                                             2.5         0.2
                                                                          --------    --------
Loss before income taxes                                                      (5.1)        0.1
Provision (benefit) for income taxes                                           1.5         0.4
                                                                          --------    --------
Net loss before equity in loss of  joint ventures                             (6.6)       (0.3)
Equity in loss of joint ventures                                              (5.5)       (0.3)
                                                                          --------    --------
Net loss                                                                   $ (12.1)     $ (0.6)
                                                                          ========    ========
SELECTED DATA:


   EBITDA
     Bowling Centers                                                        $ 60.5      $ 56.8
     Bowling Products                                                       $ (0.6)     $  0.1


   EBITDA MARGIN
     Bowling Centers                                                         35.1%       37.8%
     Bowling Products                                                        -1.9%        0.2%


BOWLING CENTERS

    The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the three months ended March 31, 1999, bowling, food and beverage and other revenue represented 59.7%, 27.1% and 13.2% of total Bowling Centers revenue, respectively.

FIRST QUARTER OF 1999 COMPARED TO FIRST QUARTER 1998

    Bowling Centers operating revenue increased $22.4 million, or 14.9%. An increase of $25.7 million is attributable to new centers, of which $18.7 million is from U.S. centers and $7.0 million is from international centers. Of these new centers, 51 centers were acquired and one center was constructed between April 1, 1998 and March 31, 1999. Constant centers operating revenue decreased $1.7 million, or 1.2%. U.S. constant centers operating revenue decreased $1.4 million, or 1.1%, primarily as a result of lower league revenue, which was established at the start of league play in the fall of 1998, partially offset by increases in open play revenue, food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue decreased $0.3 million, or 1.4%, due to unfavorable currency translation of results. On a constant exchange rate basis, international constant centers operating revenue increased $0.2 million, or 0.8%, in the first quarter of 1999 compared to the first quarter of 1998. A decrease of $1.7 million in total operating revenue was attributable to 11 centers which were closed since March 31, 1998.

    Cost of goods sold increased $3.5 million, or 26.1%. Of the total increase in cost of goods sold, $2.9 million is attributable to the new centers. Constant centers cost of goods sold increased $0.7 million, or 5.6%, as a result of higher food costs.

    Operating expenses increased $15.0 million, or 19.1%. An increase of $13.9 million was attributable to the increase in the number of centers and an increase of $2.9 million was primarily attributable to constant centers. A decrease of $1.2 million was attributable to closed centers and a decrease of $0.6 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses were 54.2% for the first quarter of 1999 compared to 52.3% for the first quarter of 1998. The 1.9% increase was primarily attributable to higher expenses related to maintenance and supplies, advertising and payroll.

    Selling, general and administrative expenses increased $0.2 million, or 13.3%, due to an increase in costs associated with growth experienced in Australia and the United Kingdom.

    EBITDA increased $3.7 million, or 6.5%. The EBITDA contribution of new centers was partially offset by the increased expenses discussed above. EBITDA margin for the first quarter of 1999 was 35.1% compared to 37.8% for the first quarter of 1998.

BOWLING PRODUCTS

FIRST QUARTER OF 1999 COMPARED TO FIRST QUARTER 1998

    Bowling Products operating revenue decreased $9.1 million, or 22.1%. Revenue from sales of New Center Package ("NCP"s which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $8.7 million, or 49.2%, and Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue decreased $0.4 million, or 1.7%. Operating results have been adversely impacted by economic difficulties and increased competition in certain markets of the Asia Pacific region which have reduced the level of shipments for NCPs and Modernization and Consumer Products. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the first quarter of 1999, Bowling Products recorded NCP shipments of 269 units compared to shipments of 504 units for the first quarter of 1998.

    Gross profit decreased $4.2 million, or 35.6%, primarily as a result of the decreased levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

    Bowling Products selling, general and administrative expenses decreased $3.5 million, or 29.9%, primarily as a result of the implementation of an ongoing cost reduction program in which the Bowling Products organization has been streamlined in order to reduce selling, general and administrative expenses to offset the impact of lower sales volume on EBITDA.

    Bowling Products EBITDA decreased from $0.1 million in the first quarter of 1998 to $0.6 million loss in the first quarter of 1999, and the Bowling Products EBITDA margin decreased from 0.2% in the first quarter of 1998 to (1.9)% in the first quarter of 1999 primarily as a result of lower revenue and gross profit which exceeded the effect of savings achieved through cost reduction.

CONSOLIDATED

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $6.3 million, or 23.5%, in the first quarter of 1999 compared to the first quarter of 1998. The increase was attributable to depreciation of property and equipment of centers acquired since March 31, 1998 and incremental depreciation expense incurred as a result of capital expenditures.

INTEREST EXPENSE

    Gross interest expense decreased $0.1 million, or 0.4%, in the first quarter of 1999 compared to the first quarter of 1998. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt. Non-cash bond interest amortization totaled $6.3 million for the first quarter of 1999 compared to $5.7 million for the first quarter of 1998.

NET LOSS

    Net loss in the first quarter of 1999 was $12.1 million compared to net loss of $0.6 million in the first quarter of 1998. The increased loss of $11.5 million was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. Additionally, the Company recorded $5.5 million in equity in loss of joint ventures in the first quarter of 1999 compared to a loss of $0.3 million in the first quarter of 1998.

INCOME TAXES

        As of December 31, 1998, the Company had net operating losses of approximately $175.5 million and foreign tax credits of $19.7 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of March 31, 1999, for $45.6 million related to net operating losses and foreign tax credits that the Company does not expect will be utilized prior to their expirations.

LIQUIDITY

    The Company's primary source of liquidity is cash provided by operations and credit facilities, as described below. Working capital on March 31, 1999 was $91.1 million compared to $59.5 million as of December 31, 1998, an increase of $31.6 million. Increases in working capital were primarily attributable to an increase of $27.1 million in cash attributable to cash balances held to fund general corporate purposes, an increase of $4.0 million in accounts receivable primarily as a result of recently generating more trade sales than letter of credit sales, an increase of $1.5 million in inventory balances, a decrease of $4.1 million in accounts payable, and a net increase of $3.3 million in other current assets and liabilities. These increases in working capital were offset by a decrease in working capital caused by an increase of $6.5 million in accrued expenses and an increase of $1.9 million in the current portion of long term debt.

    Net cash flows provided by operating activities were $24.1 million for the three months ended March 31, 1999 compared to net cash flows provided of $11.1 million for the three months ended March 31, 1998, an increase of $13.0 million. An increase of $16.2 million was attributable to increased levels of accounts payable and accrued expenses; an increase of $7.6 million was attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1999; an increase of $6.3 million was due to higher amounts of depreciation and amortization; an increase of $0.6 million was attributable to higher levels of bond amortization attributable to the Debentures; an increase of $5.1 million was due to the increased loss in equity of joint ventures caused by the Company's Brazilian joint venture results which were adversely impacted by a currency devaluation; and a net increase of $2.1 million was attributable to changes in other operating activities. These increases were partially offset by a decrease of $11.5 million attributable to net loss of $12.1 million recorded in the first three months of 1999 compared to a net loss of $0.6 million in the same period in 1998; and a decrease of $13.4 million attributable to lower levels of accounts receivable.

    Net cash flows used in investing activities were $5.9 million for the three months ended March 31, 1999 compared to net cash flows used of $81.7 million for the three months ended March 31, 1998, a decrease of $75.8 million. Bowling Center acquisition spending decreased by $64.4 million and purchases of property and equipment decreased by $6.9 million in the first three months of 1999 compared to the same period in 1998. In the first three months of 1999, one center was purchased compared to 33 centers in the same period in 1998. Investments in and advances to joint ventures decreased $4.5 million in the first three months of 1999 compared to the same period in 1998. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

    Net cash provided by financing activities was $8.9 million for the three months ended March 31, 1999 compared to net cash provided of $64.0 million for the three months ended March 31, 1998, a decrease of $55.1 million. Proceeds from long term debt decreased $52.0 million primarily as a result of decreased borrowings under the Credit Agreement attributable to curtailment of the pace of acquisitions. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first three months of 1999 were $1.9 million higher than payments made in the same period in 1998. In the first three months of 1998, AMF Bowling contributed $1.4 million in equity to Bowling Worldwide, of which $1.2 million was attributable to shares issued in the Active West acquisition and $0.2 million was attributable to shares issued upon exercise of employee stock options. Net cash flows used by other financing activities decreased $0.2 million. See "Note 5. Long-Term Debt", "Note 7. Employee Benefit Plans", and "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

    As a result of the aforementioned, cash increased by $27.1 million for the three months ended March 31, 1999 compared to a decrease of $6.2 million for the three months ended March 31, 1998.

CAPITAL RESOURCES

    The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by an affiliate of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At March 31, 1999, the Company's debt structure consisted of $592.9 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of subsidiary senior subordinated notes (Subsidiary Senior Subordinated Notes") and $219.5 million of subsidiary senior subordinated discount notes (Subsidiary Senior Subordinated Discount Notes"). The Company's Senior Debt consisted of $407.9 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $183.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note. At March 31, 1999, the Company was also capitalized with equity of $790.9 million.

    The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At March 31, 1999, $183.0 million was outstanding and $172.0 million was available for borrowing under the Bank Facility. Between March 31, 1999 and April 30, 1999, there were no additional borrowings under the Bank Facility.

    In 1998, the Company entered into Amendment Number 1 and Waiver (the "Amendment and Waiver") to the Credit Agreement that amended or waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's ability to make capital expenditures, investments and acquisitions. The Company is in compliance with the amended covenants as of March 31, 1999 and believes that it will be in compliance throughout the remainder of 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. The financial covenants existing prior to the amendment will be reinstated in the year beginning 2000. However, based on current performance, the Company will not meet the requirements of the financial covenants that will be reinstated. Failure by the Company to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company.

    During the first quarter of 1999, the Company funded its cash needs through the Bank Facility as well as cash flow from operations and existing cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the three months ended March 31, 1999, the Company incurred cash interest expense of $19.5 million, representing 34.6% of EBITDA for the quarter. For the three months ended March 31, 1998, the Company incurred cash interest expense of $19.9 million, representing 37.5% of EBITDA for the quarter.

    The indentures governing the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes(together with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of March 31, 1999, the Company is in compliance with all of its covenants.

    The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of operations, management believes that available cash flow, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

    The Company has requested that, in connection with the recapitalization plan, the lenders under the Credit Agreement provide the Company with (i) the ability to increase the pace of its bowling center acquisition program on a selective basis, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications.

CAPITAL EXPENDITURES

    For the three months ended March 31, 1999, the Company's capital expenditures were $4.7 million compared to $11.6 million for the three months ended March 31, 1998, a decrease of $6.9 million. Bowling Centers maintenance and modernization expenditures decreased $1.7 million. Bowling Products expenditures decreased $2.0 million. Company-wide information systems expenditures decreased $2.6 million and other expenditures decreased $0.6 million.

    While the Company's intention is to continue to consolidate the U.S. bowling center industry by acquiring additional bowling centers, the Company recently curtailed its pace of acquisitions so that management can focus on improving financial performance of its current centers. However, the Company continues to evaluate acquisitions on a more selective basis. As of April 30, 1999, the Company had no formal commitments to build or acquire centers. The Company has committed to build one Michael Jordan Golf Center in 1999.

    The Company funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally-generated cash, the Bank Facility and issuances of Common Stock by AMF Bowling. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

    The Company has requested that, in connection with AMF Bowling's recapitalization plan, the lenders under the Credit Agreement provide the Company with (i) the ability to increase the pace of its bowling center acquisition program on a selective basis, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications.

SEASONALITY AND CYCLICALITY

    The financial performance of Bowling Centers operations is seasonal. Cash flows typically peak in the winter and reach their lows in the summer. While the geographic diversity of the Company's Bowling Centers operations has helped reduce this seasonality in the past, the increase in U.S. centers resulting from acquisitions has increased the seasonality of that business.

    Modernization and Consumer Products sales also display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. While operators purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they received winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

    Sales of NCPs can fluctuate dramatically as a result of economic fluctuations in international markets, as seen in the reduction of sales of NCPs to markets in the Asia Pacific region following economic difficulties in that region.

INTERNATIONAL OPERATIONS

    The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, and the laws and policies of the United States affecting trade, international investment and loans, and foreign tax law changes.

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

    Recent economic difficulties in the Asia Pacific region have had and will continue to have an adverse impact on NCP sales, shipments and order backlog. One of the reasons for the decline in NCP sales is the limited availability of financing for customers desiring to build new bowling centers, especially in the Asia Pacific region. In addition, a low cost Chinese manufacturer of bowling equipment has become a significant competitor in China. As of March 31, 1999, the NCP backlog was 755 units, which represents a reduction of 53.2% compared to a backlog of 1,612 units as of March 31, 1998, and a reduction of 30.0% compared to a backlog of 1,078 units as of December 31, 1998.

    NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 66.5% of total NCP unit sales for the three months ended March 31, 1999 compared to 72.7% for the year ended December 31, 1998. NCP unit backlog related to China, Japan and other countries in the Asia Pacific region represented 66.6% of total NCP unit backlog at March 31, 1999 compared to 74.2% at December 31, 1998.

    Due to the decline in NCP sales, shipments and order backlog, in the near term, the Company plans to concentrate on sales of Modernization and Consumer Products.

    China has recently strengthened its import restrictions by requiring the payment of full customs duties and value added taxes on the importation of new and used capital goods. The Chinese government has also begun to prohibit importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, a Chinese competitor recently began producing locally and selling bowling equipment which is not subject to the customs duties or permit requirements that affect the Company's imported equipment. The Chinese manufacturer has experienced significant acceptance by local customers. These Chinese import restrictions have had, and for the foreseeable future management believes will continue to have, an adverse effect on the Bowling Products business. The Chinese competitor does not currently sell bowling equipment outside China. There can be no assurance, however, that this competitor will not be able to compete with the Company outside China in the future.

    Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the three months ended March 31, 1999, revenue and EBITDA of international bowling centers represented 15.6% and 16.3% of consolidated results, respectively. For the three months ended March 31, 1998, revenue and EBITDA of international bowling centers represented 13.5% and 12.8% of consolidated results, respectively. For the year ended December 31, 1998, revenue and EBITDA of international bowling centers represented 15.6% and 23.2% of consolidated results, respectively.

BACKLOG: RECENT NCP SALES

    The total backlog of NCPs was 755 units as of March 31, 1999, representing a reduction of 30.0% compared to 1,078 units as of December 31, 1998, and a reduction of 53.2% compared to 1,612 units as of March 31, 1998. It is expected that NCP backlog will continue for the foreseeable future at levels which are substantially lower than those experienced in 1998. It is customary for a certain portion of the backlog to be cancelled before the expected shipping date. The Company has experienced a greater number of order cancellations recently because of economic difficulties in the Asia Pacific region. There can be no assurance that economic conditions in the Asia Pacific region and other regions will improve or that NCP sales will not decrease any further. NCP shipments were 269 units for the three months ended March 31, 1999, representing a reduction of 46.6% compared to shipments of 504 units for the three months ended March 31, 1998, which was largely attributable to the recent economic difficulties in the Asia Pacific region. See "--International Operations."

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective for the quarter ended March 31, 2000, the Company will be required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material adverse impact on the Company's financial position or results of operations.

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

    The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

        IT. The Company has a number of financial, retail and operational systems worldwide. The retail systems in many of its bowling centers are already Year 2000 compliant. The Company is in the process of installing corrective measures for those bowling centers that are not compliant and expects this effort to be complete by the third quarter of 1999. The Company is installing new financial and operational systems at several locations. In connection with this effort, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. The financial and operational systems have already been installed for U.S. Bowling Centers and at the corporate level. The effort will be complete for Bowling Products locations before year-end. Several locations have existing systems that are being upgraded for Year 2000 compliance, which will be completed by the end of the second quarter of 1999. In 1997, 1998 and for the three months ended March 31, 1999, the Company spent approximately $12.6 million, $4.1 million and $1.0 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $6.6 million to complete the installation. These costs include normal system software and equipment upgrades or replacements which the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

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

    On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation ("Vulcan") against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co. Inc., Richard A. Friedman and Douglas J. Stanard. Vulcan, as putative class representative for itself and all persons who purchased the Common Stock in the Initial Public Offering, seeks, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS
         10.1 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (Incorporated by reference to
               Exhibit 10.1 to the quarterly report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539)).

         10.2 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (Incorporated by reference to
               Exhibit 10.1 to the quarterly report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539)).

         27.1  Financial Data Schedule for the three months ended March 31,
               1999.

(B)     REPORTS ON FORM 8-K:
               On February 26, 1999, a current report was filed with respect to the announcement of certain financial results of the registrant for 1998.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


 /s/ Stephen E. Hare                                             May 14, 1999
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer


 /s/ Michael P. Bardaro                                          May 14, 1999
---------------------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)