Form 10-Q
period 1999-06-30
AMF BOWLING WORLDWIDE INC
filed 1999-08-16
CIK 1015535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(MARK ONE)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.

At August 9, 1999, 100 shares of common stock, par value of $.01, of the Registrant were outstanding.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                             June 30,       December 31,
                                                               1999             1998
                                                          -------------   --------------
                                                           (unaudited)

Assets
------

Current assets:
  Cash and cash equivalents                                $    14,842    $    21,847
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $7,147 and $6,492, respectively        88,541         82,435
  Inventories                                                   65,822         64,735
  Deferred taxes and other current assets                       28,345         22,539
                                                           -------------   --------------
    Total current assets                                       197,550        191,556
Property and equipment, net                                    847,125        873,985
Other assets                                                    96,841        100,295
Goodwill, net                                                  762,331        772,744
Investments in and advances to joint ventures                   11,117         17,436
                                                          -------------   --------------
  Total assets                                             $ 1,914,964    $ 1,956,016
                                                          =============   ==============

  Liabilities and Stockholder's Equity
  ------------------------------------
Current liabilities:
  Accounts payable                                         $    35,666    $    33,900
  Accrued expenses                                              60,445         60,512
  Income taxes payable                                           6,536          5,316
  Long-term debt, current portion                               34,250         32,375
                                                          -------------   --------------
    Total current liabilities                                  136,897        132,103
Long-term debt, less current portion                         1,023,524      1,014,716
Other long-term liabilities                                      4,261          5,265
                                                          -------------   --------------
  Total liabilities                                          1,164,682      1,152,084
                                                          -------------   --------------
Commitments and contingencies
Stockholder's equity:
  Common stock (par value $.01, 100 shares authorized,
    issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively)                               -              -
  Paid-in capital                                            1,010,059      1,005,798
  Retained deficit                                            (241,112)      (182,541)
  Foreign currency translation adjustment                      (18,665)       (19,325)
                                                          -------------   --------------
  Total stockholders' equity                                   750,282        803,932
                                                          -------------   --------------
  Total liabilities and stockholders' equity               $ 1,914,964    $ 1,956,016
                                                          =============   ==============

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                            Three Months               Six Months
                                                            Ended June 30,           Ended June 30,
                                                       ----------------------- -----------------------
                                                         1999         1998        1999         1998
                                                         ----         ----        ----         ----

Operating revenue                                    $ 161,095    $ 161,757    $ 363,662    $ 349,041
                                                     ----------   ----------   ----------   -----------

Operating expenses:
Cost of goods sold                                      37,826       46,164       77,408       85,021
Bowling center operating expenses                       90,716       81,931      183,937      160,402
Selling, general, and administrative expenses           13,302       15,383       26,714       32,284
Depreciation and amortization                           32,716       29,967       65,827       56,757
                                                     ----------   ----------   ----------   -----------
  Total operating expenses                             174,560      173,445      353,886      334,464
                                                     ----------   ----------   ----------   -----------
  Operating income (loss)                              (13,465)     (11,688)       9,776       14,577
                                                     ----------   ----------   ----------   -----------

Nonoperating expenses (income):
Interest expense                                        28,204       24,982       54,059       50,956
Other expenses, net                                      3,458        1,982        6,432        2,555
Interest income                                           (474)        (496)      (1,049)        (986)
                                                     ----------   ----------   ----------   -----------
  Total nonoperating expenses                           31,188       26,468       59,442       52,525
                                                     ----------   ----------   ----------   -----------

  Loss before income taxes                             (44,653)     (38,156)     (49,666)     (37,948)
  Provision (benefit) for income taxes                   1,665       (7,123)       3,204       (6,687)
                                                     ----------   ----------   ----------   -----------
  Net loss before equity in loss of joint ventures     (46,318)     (31,033)     (52,870)     (31,261)
  Equity in loss of joint ventures                        (178)      (1,211)      (5,701)      (1,563)
                                                     ----------   ----------   ----------   -----------
  Net loss                                           $ (46,496)   $ (32,244)   $ (58,571)   $ (32,824)
                                                     ==========   ==========   ==========   ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                           Six Months
                                                                         Ended June 30,
                                                                       1999         1998
                                                                       ----         ----

Cash flows from operating activities:
   Net loss                                                        $ (58,571)   $ (32,824)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                     65,827       56,757
    Equity in loss of joint ventures                                   5,701        1,563
    Amortization of bond discount                                     12,934       11,543
    Loss on the sale of property and equipment, net                    2,145          267
    Changes in assets and liabilities:
      Accounts and notes receivable, net                              (3,415)       8,726
      Inventories                                                     (1,838)     (13,908)
      Other assets                                                    (6,505)     (18,743)
      Accounts payable and accrued expenses                           (1,407)     (29,181)
      Income taxes payable                                             1,267          314
      Other long-term liabilities                                       (460)        (126)
                                                                   -----------  -----------
    Net cash provided by (used in) operating activities               15,678      (15,612)
                                                                   -----------  -----------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired              (1,374)    (152,791)
   Investments in and advances to joint ventures                         -         (5,377)
   Purchases of property and equipment                               (21,336)     (27,685)
   Proceeds from the sale of property and equipment                      206          193
                                                                   -----------  -----------
    Net cash used in investing activities                            (22,504)    (185,660)
                                                                   -----------  -----------

Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs      20,000      204,500
   Payments on long-term debt                                        (22,250)    (262,358)
   Contribution from Parent                                            3,731      255,823
   Payments of noncompete obligations                                   (264)        (423)
                                                                   -----------  -----------
    Net cash provided by financing activities                          1,217      197,542
                                                                   -----------  -----------
    Effect of exchange rates on cash                                  (1,396)         (26)
                                                                   -----------  -----------
    Net decrease in cash                                              (7,005)      (3,756)
    Cash and cash equivalents at beginning of period                  21,847       35,790
                                                                   -----------  -----------
    Cash and cash equivalents at end of period                     $  14,842    $  32,034
                                                                   ===========  ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1998, 1997 and 1996 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in the Form 10-K Annual Report of AMF Bowling Worldwide, Inc. ("Bowling Worldwide") for the fiscal year ended December 31, 1998 filed with the U.S. Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 418 U.S. bowling centers and 123 international bowling centers in 10 countries ("Bowling Centers"), including fifteen joint venture centers, as of June 30, 1999, and
(ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

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

     As of June 30, 1999, the Company has acquired 263 bowling centers and constructed two bowling centers since the Acquisition for a combined purchase price of $498.9 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in Note 5), and issuances of AMF Bowling common stock (the "Common Stock"). See "Note 8. Acquisitions."


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The condensed consolidated results of operations of the Company have been presented for the three months and six months ended June 30, 1999 and 1998, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. All dollar amounts are in thousands, except where otherwise indicated.

GOODWILL

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 8. Acquisitions", and in accordance with the purchase method of accounting used in all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,133 and $10,274 for the three months and six months ended June 30, 1999, and $5,017 and $ 10,054 for the three months and six months ended June 30, 1998, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

COMPREHENSIVE LOSS

     Comprehensive loss was $44,919 and $57,911 for the three months and six months ended June 30, 1999, and $35,845 and $35,026 for the three months and six months ended June 30, 1998, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENT

     Effective for the quarter ended March 31, 2000, the Company will be required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material adverse impact on the Company's financial position or results of operations.

NOTE 3.   INVENTORIES

     Inventories at June 30, 1999, and December 31, 1998, consisted of the following:



                                                 June 30,           December 31,
                                                   1999                 1998
                                                 -------------------------------
                                                 (unaudited)

         Bowling Products, at FIFO:
             Raw materials                       $12,235               $11,471
             Work in progress                      1,252                 1,548
             Finished goods and spare parts       43,534                42,980
         Bowling Centers, at average cost:
             Merchandise and spare parts           8,801                 8,736
                                                 -------------------------------
                                                 $65,822               $64,735
                                                 ===============================

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1999, and December 31, 1998, consisted of the following:


                                                               June 30,    December 31,
                                                                 1999          1998
                                                            ------------------------------
                                                            (unaudited)

          Land                                              $   132,253    $   131,906
          Buildings and improvements                            364,264        362,297
          Equipment, furniture and fixtures                     566,957        553,203
          Other                                                  10,358          7,476
                                                            -----------    -----------
                                                              1,073,832      1,054,882
          Less: accumulated depreciation and amortization      (226,707)      (180,897)
                                                            -------------  -----------
                                                            $   847,125    $   873,985
                                                            =============  ===========




     Depreciation and amortization expense related to property and equipment was $24,791 and $48,698 for the three months and six months ended June 30, 1999, and $21,976 and $42,495 for the three months and six months ended June 30, 1998, respectively.

NOTE 5. LONG-TERM DEBT AND RECAPITALIZATION PLAN

     Long-term debt at June 30, 1999, and December 31, 1998, consisted of the following:





                                                               June 30,     December 31,
                                                                 1999          1998
                                                              ------------- ------------
                                                               (unaudited)


             Bank debt                                       $   579,627    $   581,877
             Subsidiary senior subordinated notes                250,000        250,000
             Subsidiary senior subordinated discount notes       226,156        213,226
             Mortgage and equipment notes                          1,991          1,988
                                                             -----------    -----------
                Total debt                                     1,057,774      1,047,091
             Current maturities                                  (34,250)       (32,375)
                                                             -----------    -----------
                Total long-term debt                         $ 1,023,524    $ 1,014,716
                                                             ===========    ===========


     The Company's bank debt (the "Senior Debt") was incurred pursuant to Bowling Worldwide's credit agreement, dated as of May 1, 1996, which was amended and restated, as of November 3, 1997, in connection with AMF Bowling's initial public offering (the "Initial Public Offering") of Common Stock in November 1997 and which has since been amended (the "Credit Agreement"). The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At June 30, 1999, amounts outstanding under the Term Facilities and Bank Facility were $403.6 million and $176.0 million, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Credit Agreement contains certain financial covenants, as well as affirmative and negative covenants, constraining Bowling Worldwide. In 1998, the Company entered into Amendment No. 1 and Waiver to the Credit Agreement that amended certain and waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions were substantially restricted and limits were placed on the Company's ability to make capital expenditures, investments and acquisitions.

     In connection with the Company's recapitalization plan discussed below, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement (as amended by Amendment No. 1 and Waiver) and entered into the Fourth Amended and Restated Credit Agreement. The key provisions of the Fourth Amended and Restated Credit Agreement (i) waive mandatory prepayment provisions previously existing under the Credit Agreement to allow for the Company's recapitalization plan, (ii) require AMF Bowling to contribute as equity $30.0 million to Bowling Worldwide to repay amounts borrowed under the Bank Facility and consider such prepayment as pre-funding of new bowling center acquisitions,
(iii) allow the Company to resume acquisitions so long as the aggregate purchase price satisfies certain financial tests and Bowling Worldwide maintains minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, (iv) allow AMF Bowling to cure through equity contribution to Bowling Worldwide shortfalls in minimum EBITDA requirements under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through June 30, 2000, (v) modify or waive certain financial covenants and (vi) allow Bowling Worldwide to exclude from covenant EBITDA calculations certain restructuring and other special charges.

     The Company is in compliance with the amended covenants as of June 30, 1999 and believes that it will be in compliance throughout the remainder of 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. Failure by the Company to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

RECAPITALIZATION PLAN

     As part of a recapitalization plan and in addition to the Amendment and Waiver, AMF Bowling completed on July 28, 1999 a rights offering and a tender offer for a portion of its outstanding zero coupon convertible debentures due 2018 (the "Debentures") at a discount.

     In the rights offering, AMF Bowling raised $120.0 million in equity capital and issued 24.0 million additional shares of Common Stock at the subscription price of $5.00 per share. As a result of the rights offering, AMF Bowling has 83,597,550 shares of common stock outstanding as of July 28, 1999.

     AMF Bowling purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. As a result of consummation of the tender offer, $610,714,000 in aggregate principal amount at maturity of Debentures remain outstanding. AMF Bowling will record in the third quarter of 1999 an extraordinary gain of approximately $68.7 million representing the difference between the accreted value of the Debentures purchased and the purchase price.

     The proceeds of the rights offering were used, in part, to pay for Debentures purchased by AMF Bowling in the tender offer. AMF Bowling contributed $30.0 million of the proceeds of the rights offering as equity to Bowling Worldwide to repay amounts borrowed under the Bank Facility. The prepayment amount was considered prefunding of future bowling center acquisitions. AMF Bowling will use the remainder of the proceeds to pay expenses of the rights offering and the tender offer and for general corporate purposes. On a pro forma basis reflecting the recapitalization plan, total debt of the Company would be reduced to $1,027.8 million as of June 30, 1999.

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

NOTE 7.  EMPLOYEE BENEFIT PLANS

CHIEF EXECUTIVE STOCK OPTION

     On April 28, 1999, AMF Bowling and the Company granted to Roland Smith a nonqualified stock option (the "Smith Option") to purchase one million (1,000,000) shares of Common Stock at an exercise price of $5.2813 per share of Common Stock in connection with Mr. Smith's employment as president and chief executive officer of AMF Bowling and the Company. The exercise price of the Smith Option was equal to the fair market value of the Common Stock on the date the Smith Option was granted. The Smith Option was not granted pursuant to either the 1996 Plan or the 1998 Plan. However, the Smith Option is subject to the terms of the 1998 Plan and such terms are incorporated into the option agreement. The Smith Option will vest and become exercisable in 20% increments beginning on the date of grant and on each of the next four anniversaries thereof, and becomes vested and fully exercisable upon a Change of Control (as defined in the 1998 Plan).

NOTE 8.   ACQUISITIONS

     From May 1, 1996 through December 31, 1998, AMF Bowling Centers, a direct subsidiary of Bowling Worldwide, purchased an aggregate of 262 bowling centers from various unrelated sellers. From January 1, 1999 through June 30, 1999, the Company acquired one center in the United States. The combined net purchase price for all acquisitions was approximately $498.9 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowling, $421.1 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock.

     As a result of these acquisitions, and after giving effect to the construction of two new U.S. centers, the closing of 21 U.S. centers and two international centers and the sale of a center in Switzerland since the Acquisition, the Company owned and operated 418 U.S. bowling centers and 123 international bowling centers as of June 30, 1999. As of July 31, 1999, the Company had no commitments regarding the acquisition of additional bowling centers.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.  BUSINESS SEGMENTS

     The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended June 30, 1999 and 1998, respectively, is presented below (in millions):

                                                                       Three Months Ended June 30, 1999
                                          -----------------------------------------------------------------------------------------

                                                 Bowling Centers             Bowling Products
                                          --------------------------   ---------------------------
                                                    Inter-    Sub-                Inter-      Sub-                 Elim-
                                            U.S.   national   total      U.S.    national    total    Corporate  inations    Total
                                            ----   --------   -----     ----     --------    -----    ---------  --------    -----

Revenue from unaffiliated customers       $ 97.8   $ 31.5   $  129.3   $ 14.8   $  17.0   $  31.8      $  -       $  -    $   161.1
Intersegment sales                            -        -          -       6.3       0.8       7.1         -        (7.1)         -
Operating income (loss)                     (6.8)     2.8       (4.0)    (4.1)     (1.7)     (5.8)      (4.0)       0.3       (13.5)
Identifiable assets                        853.8    331.2    1,185.0    642.5      72.9     715.4       11.8        2.8     1,915.0
Depreciation and amortization               20.8      6.2       27.0      5.5       0.3       5.8        0.3       (0.4)       32.7
Capital expenditures                        13.7      1.5       15.2      1.4        -        1.4         -          -         16.6
Research and development expense              -        -          -        -         -         -          -          -           -




                                                                       Three Months Ended June 30, 1998
                                          -----------------------------------------------------------------------------------------

                                                 Bowling Centers             Bowling Products
                                          --------------------------   ---------------------------
                                                    Inter-    Sub-                Inter-      Sub-                 Elim-
                                            U.S.   national   total      U.S.    national    total    Corporate  inations    Total
                                            ----   --------   -----     ----     --------    -----    ---------  --------    -----

Revenue from unaffiliated customers (a)   $ 86.5   $ 29.1   $  115.6   $ 23.2   $  23.0   $  46.2      $  -       $ -     $   161.8
Intersegment sales                            -        -          -       3.9       1.5       5.4         -        (5.4)         -
Operating income (loss) (b)                 (9.4)     3.3       (6.1)     0.2      (2.0)     (1.8)      (3.9)       0.1       (11.7)
Identifiable assets                        897.3    352.1    1,249.4    637.1      71.3     708.4       19.5        1.9     1,979.2
Depreciation and amortization               19.5      4.9       24.4      5.2       0.4       5.6        0.3       (0.3)       30.0
Capital expenditures                        10.6      3.2       13.8      2.0       0.2       2.2        0.1         -         16.1
Research and development expense                -      -          -        -         -         -          -          -           -

   (a) To provide comparability to 1999 results, $0.4 million of 1998 U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
   (b) To provide comparability to 1999 results, $1.8 million of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Information concerning operations in these businesses for the six months ended June 30, 1999 and 1998, respectively, is presented below (in millions):




                                                                        Six Months Ended June 30, 1999
                                          -----------------------------------------------------------------------------------------

                                                 Bowling Centers             Bowling Products
                                          --------------------------   ---------------------------
                                                    Inter-    Sub-                Inter-      Sub-                 Elim-
                                            U.S.   national   total      U.S.    national    total    Corporate  inations    Total
                                            ----   --------   -----     ----     --------    -----    ---------  --------    -----
Revenue from unaffiliated customers      $ 238.7  $  63.2   $  301.9   $  28.2   $  33.6   $   61.8     $ -      $ -     $  363.7
Intersegment sales                           -        -          -         7.4       1.7        9.1       -       (9.1)       -
Operating income (loss)                     22.9      6.5       29.4      (7.3)     (5.0)     (12.3)     (8.0)     0.7        9.8
Identifiable assets                        853.8    331.2    1,185.0     642.5      72.9      715.4      11.8      2.8    1,915.0
Depreciation and amortization               42.4     11.7       54.1      11.0       0.7       11.7       0.8     (0.8)      65.8
Capital expenditures                        15.7      2.6       18.3       2.8       0.2        3.0       -        -         21.3
Research and development expense             -        -          -         -         -          -         0.1      -          0.1




                                                                        Six Months Ended June 30, 1998
                                          -----------------------------------------------------------------------------------------

                                                 Bowling Centers             Bowling Products
                                          --------------------------   ---------------------------
                                                    Inter-    Sub-                Inter-      Sub-                 Elim-
                                            U.S.   national   total      U.S.    national    total    Corporate  inations    Total
                                            ----   --------   -----     ----     --------    -----    ---------  --------    -----
Revenue from unaffiliated customers (a)  $ 211.5  $  54.3   $  265.8   $  36.8   $  46.5   $   83.3     $ -      $ -     $  349.1
Intersegment sales                           -        -          -         7.6       1.8        9.4       -       (9.4)       -
Operating income (loss) (b)                 23.2      5.6       28.8      (3.7)     (3.4)      (7.1)     (7.9)     0.8       14.6
Identifiable assets                        897.3    352.1    1,249.4     637.1      71.3      708.4      19.5      1.9    1,979.2
Depreciation and amortization               36.9      9.4       46.3      10.3       0.7       11.0       0.5     (1.0)      56.8
Capital expenditures                        17.6      4.1       21.7       5.2       0.7        5.9       0.1      -         27.7
Research and development expense             -        -          -         0.2       -          0.2       -        -          0.2



    (a) To provide comparability to 1999 results, $0.7 million of 1998 U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
    (b) To provide comparability to 1999 results, $1.8 million of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.

NOTE 10.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of June 30, 1999, and condensed consolidating statements of income and cash flows for the six months ended June 30, 1999 and (ii) elimination entries necessary to combine the entities comprising the Company.

     Bowling Worldwide's subsidiary senior subordinated notes and subsidiary senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the first and second-tier subsidiaries of Bowling Worldwide. AMF Bowling and the third-tier and lower-tier subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 1999
                                   (unaudited)
                                 (in thousands)


                                                                    Non-
                                                 Guarantor        Guarantor
                                                 Companies        Companies    Eliminations      Consolidated
                                                -----------     -----------    -----------       -----------

   Assets
   ------
Current assets:
   Cash and cash equivalents                    $    14,400    $       442   $        -         $    14,842
   Accounts and notes receivable, net
      of allowance for doubtful accounts             88,123            418            -              88,541
   Accounts receivable - intercompany                 7,254         13,044        (20,298)              -
   Inventories                                       64,767          1,055            -              65,822
   Deferred taxes and other current assets           22,284          6,061            -              28,345
                                                -----------    -----------    -----------       -----------
    Total current assets                            196,828         21,020        (20,298)          197,550
Notes receivable - intercompany                      47,215          5,663        (52,878)              -
Property and equipment, net                         773,347         72,538          1,240           847,125
Investment in subsidiaries                           19,489            -          (19,489)              -
Goodwill and other assets                           859,574         10,715            -             870,289
                                                -----------    -----------    -----------       -----------
   Total assets                                 $ 1,896,453    $   109,936    $   (91,425)      $ 1,914,964
                                                ===========    ===========    ===========       ===========

   Liabilities and Stockholder's Equity
   -------------------------------------
Current liabilities:
   Accounts payable                             $    29,940    $     5,726          $ -         $    35,666
   Accounts payable - intercompany                   13,044          7,254        (20,298)              -
   Accrued expenses                                  53,356          7,089            -              60,445
   Income taxes payable                               1,375          5,161            -               6,536
   Long-term debt, current portion                   34,250            -              -              34,250
                                                -----------    -----------    -----------       -----------
    Total current liabilities                       131,965         25,230        (20,298)          136,897
Long-term debt, less current portion              1,006,521         17,003            -           1,023,524
Notes payable - intercompany                          5,663         47,215        (52,878)              -
Other long-term liabilities                           3,262            999            -               4,261
                                                -----------    -----------    -----------       -----------
   Total liabilities                              1,147,411         90,447        (73,176)        1,164,682
                                                -----------    -----------    -----------       -----------
Commitments and contingencies
Stockholder's equity:
   Common stock                                         -              -              -                 -
   Paid-in capital                                1,008,055         27,629        (25,625)        1,010,059
   Retained deficit                                (240,348)         3,323         (4,087)         (241,112)
   Foreign currency translation adjustment          (18,665)       (11,463)        11,463           (18,665)
                                                -----------    -----------    -----------       -----------
   Total stockholder's equity                       749,042         19,489        (18,249)          750,282
                                                -----------    -----------    -----------       -----------

   Total liabilities and stockholder's equity   $ 1,896,453    $   109,936    $   (91,425)      $ 1,914,964
                                                ===========    ===========    ===========       ===========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1999
                                   (unaudited)
                                 (in thousands)



                                                                    Non-
                                                     Guarantor   Guarantor
                                                     Companies   Companies   Eliminations Consolidated
                                                   -----------  -----------  ------------ ------------

Operating revenue                                  $ 332,556    $  31,308    $    (202)   $ 363,662
                                                   ---------    ---------    ---------    ---------

Operating expenses:
   Cost of goods sold                                 74,096        3,447         (135)      77,408
   Bowling center operating expenses                 167,286       16,718          (67)     183,937
   Selling, general, and administrative expenses      24,767        1,947          -         26,714
   Depreciation and amortization                      61,989        3,898          (60)      65,827
                                                   ---------    ---------    ---------    ---------
     Total operating expenses                        328,138       26,010         (262)     353,886
                                                   ---------    ---------    ---------    ---------

Operating income                                       4,418        5,298           60        9,776
                                                   ---------    ---------    ---------    ---------

Nonoperating expenses (income):
   Interest expense                                   53,426          633          -         54,059
   Other expenses, net                                 4,675        1,757          -          6,432
   Interest income                                    (1,042)          (7)         -         (1,049)
   Equity in loss (income) of subsidiaries              (565)         -            565          -
                                                   ---------    ---------    ---------    ---------
Total nonoperating expenses                           56,494        2,383          565       59,442
                                                   ---------    ---------    ---------    ---------

Loss before income taxes                             (52,076)       2,915         (505)     (49,666)
Provision for income taxes                               854        2,350          -          3,204
                                                   ---------    ---------    ---------    ---------

Net loss before equity in loss of
     joint ventures                                  (52,930)         565         (505)     (52,870)
Equity in loss of joint ventures                      (5,701)         -            -         (5,701)
                                                   ---------    ---------    ---------    ---------
Net loss                                           $ (58,631)   $     565    $    (505)   $ (58,571)
                                                   =========    =========    =========    =========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1999
                                   (unaudited)
                                 (in thousands)



                                                                                  Non-
                                                                   Guarantor   Guarantor
                                                                   Companies   Companies   Eliminations Consolidated
                                                                 -----------  -----------  ------------ ------------
Cash flows from operating activities:
   Net loss                                                        $(58,631)   $    565    $   (505)      $(58,571)
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                   61,989       3,898         (60)        65,827
     Equity in loss of joint ventures                                 5,701         -           -            5,701
     Amortization of bond discount                                   12,934         -           -           12,934
     Equity in earnings of subsidiaries                                (565)        -           565            -
     Loss on the sale of property and equipment, net                  2,145         -           -            2,145
     Changes in assets and liabilities:
       Accounts and notes receivable                                 (3,397)        (18)        -           (3,415)
       Receivables and payables - affiliates                          2,181      (2,181)        -              -
       Inventories                                                   (1,763)        (75)        -           (1,838)
       Other assets                                                  (4,565)     (1,940)        -           (6,505)
       Accounts payable and accrued expenses                         (1,710)        303         -           (1,407)
       Income taxes payable                                            (183)      1,450         -            1,267
       Other long-term liabilities                                     (460)        -           -             (460)
                                                                   --------    --------    --------       --------
    Net cash provided by operating activities                        13,676       2,002         -           15,678
                                                                   --------    --------    --------       --------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired             (1,374)        -           -           (1,374)
   Purchases of property and equipment                              (20,114)     (1,222)        -          (21,336)
   Proceeds from sale of property and equipment                         206         -           -              206
                                                                   --------    --------    --------       --------
    Net cash used in investing activities                           (21,282)     (1,222)        -          (22,504)
                                                                   --------    --------    --------       --------

Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs     20,000         -        20,000
   Payments on long-term debt                                       (22,250)        -           -          (22,250)
   Capital contribution from parent                                   3,731         -           -            3,731
   Noncompete obligations                                              (264)        -           -             (264)
                                                                   --------    --------    --------       --------
    Net cash provided by financing activities                         1,217         -           -            1,217
                                                                   --------    --------    --------       --------
    Effect of exchange rates on cash                                    946      (2,342)        -           (1,396)
                                                                    --------   --------    --------       --------
    Net decrease increase in cash                                    (5,443)     (1,562)        -           (7,005)
    Cash and cash equivalents at beginning of period                 19,843       2,004         -           21,847
                                                                   --------    --------    --------       --------
    Cash and cash equivalents at end of period                     $ 14,400    $    442    $    -         $ 14,842
                                                                   ========    ========    ========       ========

                                       14

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company"), including AMF Bowling Worldwide, Inc. ("Bowling Worldwide") and including but not limited to any statements contained in this report concerning: (i) the expected results of AMF Bowling, Inc.'s ("AMF Bowling") recapitalization plan and related activities and charges,
(ii) the expected success of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (iii) the ability of the Company's new management to execute its strategies, (iv) the success of the recent management reorganization of the Company's bowling centers and bowling products businesses, (v) the ability to increase the pace of the Company's bowling center acquisition program, (vi) the expected success of changes contemplated in the Company's bowling products business, (vii) the Company's expectations concerning the Asia Pacific region and the joint distribution and related arrangements with Shanghai Zhonglu Industrial Corporation ("Zhonglu"), (viii) the success of the Company's employee incentive efforts, (ix) the outcome of existing or potential litigation, (x) the timing or amount of any changes in the interest expense of the Company's indebtedness,
(xi) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (xii) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (xiii) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," estimates," "should," "may" or similar expressions and (xiv) other statements contained in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its new management team, to carry out the Company's long-term business strategies, including increasing the pace of the Company's acquisition program, (ii) the Company's ability to integrate acquired operations into its business, (iii) the Company's ability to identify and develop new bowling markets to assist its growth, (iv) the continuation of adverse financial results and substantial competition in the company's bowling products business, (v) the Company's ability to retain and attract experienced bowling center management,
(vi) the continuation or worsening of economic difficulties in overseas markets, including the Asia Pacific region, (vii) the risk of adverse political acts or developments in the Company's existing and proposed international markets,
(viii) the fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (ix) continued or increased competition, (x) the popularity of bowling, (xi) the decline in general economic conditions, (xii) the status or effectiveness of the Company's Year 2000 efforts, (xiii) adverse judgments in pending or future litigation, (xiv) the Company's ability to effectively implement the joint distribution and related arrangements with Zhonglu and (xv) changes in interest and exchange rates.

         The foregoing review of important factors should not be construed as exhaustive and should read in conjunction with other cautionary statements that are included elsewhere in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

GENERAL

     The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 418 U.S. bowling centers and 123 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of June 30, 1999; and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first six months of 1999 versus 1998 reflect the inclusion of 18 centers acquired and one center constructed and the closing of 11 centers since June 30, 1998.

CURRENT DEVELOPMENTS

RECAPITALIZATION PLAN COMPLETED

         As part of a recapitalization plan, AMF Bowling completed a rights offering and a tender offer for a portion of its outstanding zero coupon convertible debentures due 2018 (the "Debentures"), and the lenders under Bowling Worldwide's third amended and restated credit agreement dated November 3, 1997, as amended (the "Credit Agreement") amended the Credit Agreement to enable the Company to resume its bowling center acquisition program and provide greater financial flexibility under the covenants contained in the Credit Agreement.

     In the rights offering, AMF Bowling raised $120.0 million in equity capital and issued 24.0 million additional shares of common stock at the subscription price of $5.00 per share. As a result of the rights offering, AMF Bowling has 83,597,550 shares of Common Stock outstanding as of July 28, 1999. AMF Bowling purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1000 principal amount at maturity, and $72.0 million of the proceeds of the rights offering were used to fund this purchase. On a pro forma basis reflecting the recapitalization plan, total debt of the Company would be reduced to $1,027.8 million as of June 30, 1999.

     See "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements for a discussion of the rights offering, tender offer, and amendment to the Credit Agreement.

NEW DISTRIBUTION ARRANGEMENT

     On June 13, 1999, AMF Bowling Products, Inc. ("AMF Bowling Products") signed joint distribution agreements, a trademark license agreement and an option agreement with Zhonglu. Under the distribution agreements, the Company will add to its product mix and exclusively distribute certain Zhonglu products and parts outside of China and Zhonglu will add to its product mix and exclusively distribute AMF products and parts inside of China. With this distribution arrangement, the Company will close all but one of its company-owned offices in China and will be exclusively represented in China by Zhonglu. Additionally, the Company will have an option under certain circumstances to acquire Zhonglu's bowling products business during the three-year term of the agreements.


ACQUISITION

     From January 1, 1999 through June 30, 1999, the Company acquired one bowling center in the United States.

                             AMF GROUP HOLDINGS INC.
                             SELECTED FINANCIAL DATA
                                   (unaudited)
                            (in millions of dollars)


                                                           Three Months          Six Months
                                                          Ended June 30,        Ended June 30,
                                                      --------------------  -------------------
                                                         1999       1998      1999       1998
                                                         ----       ----      ----       ----

Bowling Centers (before intersegment eliminations)
Operating revenue (a)                                 $  129.3   $  115.6   $  301.9   $  265.8
Cost of goods sold                                        13.7       12.5       30.6       25.9
Bowling center operating expenses (b)                     90.9       83.2      184.4      161.7
Selling, general, and administrative expenses              1.7        1.6        3.4        3.1
Depreciation and amortization                             27.0       24.4       54.1       46.3
                                                      ---------  ---------  --------   ---------
Operating income (loss) (b)                           $   (4.0)  $   (6.1)  $   29.4   $   28.8
                                                      =========  =========  ========   =========

Bowling Products (before intersegment eliminations)
Operating revenue                                     $   38.9   $   51.6   $   70.9   $   92.7
Cost of goods sold                                        30.9       37.8       55.3       67.1
                                                      ---------  ---------  --------   ---------
Gross profit                                               8.0       13.8       15.6       25.6
Selling, general, and administrative expenses              8.0       10.0       16.2       21.7
Depreciation and amortization                              5.8        5.6       11.7       11.0
                                                      ---------  ---------  --------   ---------
Operating loss                                        $   (5.8)  $   (1.8)  $  (12.3)  $   (7.1)
                                                      =========  =========  ========   =========
Consolidated
Operating revenue (a)                                 $  161.1   $  161.8   $  363.7   $  349.1
                                                      ---------  ---------  --------   ---------
Cost of goods sold                                        37.8       46.1       77.4       85.0
Bowling center operating expenses (b)                     90.7       82.1      183.9      160.5
Selling, general, and administrative expenses (b)         13.4       15.3       26.8       32.2
Depreciation and amortization                             32.7       30.0       65.8       56.8
                                                      ---------  ---------  --------   ---------
Operating income (loss)                                  (13.5)     (11.7)       9.8       14.6
Interest expense, gross                                   28.2       24.8       54.1       50.8
Other expense, net                                         2.9        1.5        5.4        1.7
                                                      ---------  ---------  --------   ---------
Loss before income taxes                                 (44.6)     (38.0)     (49.7)     (37.9)
Provision (benefit) for income taxes                       1.7       (7.1)       3.2       (6.7)
                                                      ---------  ---------  --------   ---------
Net loss before equity in loss of  joint ventures        (46.3)     (30.9)     (52.9)     (31.2)
Equity in loss of joint ventures                          (0.2)      (1.3)      (5.7)      (1.6)
                                                      ---------  ---------  --------   ---------
Net loss                                              $  (46.5)  $  (32.2)  $  (58.6)  $  (32.8)
                                                      =========  =========  ========   =========

Selected Data:
   EBITDA
     Bowling Centers                                  $   23.0   $   18.3   $   83.5   $   75.1
     Bowling Products                                 $    0.0   $    3.8   $   (0.6)  $    3.9

   EBITDA margin
     Bowling Centers                                      17.8%      15.8%      27.7%      28.3%
     Bowling Products                                      0.0%       7.4%      -0.8%       4.2%


    (a) To provide comparability to 1999 results, $0.4 million and $0.7 million for the three months and six months ended June 30, 1998, respectively,of U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
    (b) To provide comparability to 1999 results, $1.8 million for the three months and six months ended June 30, 1998 of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.

BOWLING CENTERS

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the six months ended June 30, 1999, bowling, food and beverage and other revenue represented 58.8%, 27.2% and 14.0% of total Bowling Centers revenue, respectively. For the six months ended June 30, 1998, bowling, food and beverage and other revenue represented 59.5%, 26.9% and 13.6% of total Bowling Centers revenue, respectively.


QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     Bowling Centers operating revenue increased $13.7 million, or 11.9%. An increase of $11.1 million is attributable to new centers, of which $8.8 million is from U.S. centers and $2.3 million is from international centers. Eighteen new centers were acquired and one new center was constructed between July 1, 1998 and June 30, 1999. Constant centers operating revenue increased $3.8 million, or 3.8%. U.S. constant centers operating revenue increased $3.4 million, or 4.5%, primarily as a result of increases in open play revenue, food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $0.4 million, or 1.7%. A decrease of $1.2 million in total operating revenue was attributable to 11 centers that were closed since June 30, 1998.

     Cost of goods sold increased $1.2 million, or 9.6%. Of the total increase in cost of goods sold, $1.4 million is attributable to the new centers. Constant centers cost of goods sold decreased $0.1 million, or 0.1%. A decrease of $0.1 million was attributable to closed centers.

     Operating expenses increased $7.7 million, or 9.3%. An increase of $6.9 million was attributable to the increase in the number of centers and an increase of $2.4 million was primarily attributable to constant centers. A decrease of $1.2 million was attributable to closed centers and a decrease of $0.4 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses were 70.3% for the second quarter of 1999 compared to 72.0% for the second quarter of 1998. The 1.7% decrease was primarily attributable to lower expenses resulting from certain cost management initiatives which reduced operating expenses as a percentage of revenue. Generally, Bowling Centers operating expenses are a higher percentage of revenue in the second and third quarters as compared to the first and fourth quarters in which league play is significantly greater than in the second and third quarters.

         Selling, general and administrative expenses increased $0.1 million, or 6.2%, due to an increase in costs associated with growth experienced in Australia and the United Kingdom.

         EBITDA increased $4.7 million, or 25.7%. The increase is primarily attributable to contributions by new and constant centers. EBITDA margin for the second quarter of 1999 was 17.8% compared to 15.8% for the second quarter of 1998. The higher EBITDA margin in 1999 was attributable to the increases in revenue which resulted in part from AMF's marketing and operating initiatives to improve customer traffic and certain cost management initiatives which reduced cost of sales and operating expenses as a percentage of revenue.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Bowling Centers operating revenue increased $36.1 million, or 13.6%. An increase of $36.7 million is attributable to new centers, of which $27.4 million is from U.S. centers and $9.3 million is from international centers. Eighteen new centers were acquired and one new center was constructed between July 1, 1998 and June 30, 1999. Constant centers operating revenue increased $2.3 million, or 1.0%. U.S. constant centers operating revenue increased $2.2 million, or 1.1%, primarily as a result of increases in open play revenue, food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $0.1 million, or 0.2%. A decrease of $2.8 million in total operating revenue was attributable to 11 centers that were closed since June 30, 1998.

     Cost of goods sold increased $4.7 million, or 18.1%. Of the total increase in cost of goods sold, $4.3 million is attributable to the new centers. Constant centers cost of goods sold increased $0.7 million, or 3.0%, as a result of higher food costs. A decrease of $0.3 million is attributable to closed centers.

     Operating expenses increased $22.7 million, or 14.0%. An increase of $20.8 million was attributable to the increase in the number of centers and an increase of $5.3 million was primarily attributable to constant centers. A decrease of $2.4 million was attributable to closed centers and a decrease of $1.0 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses were 61.1% for the first six months of 1999 compared to 60.8% for the first six months of 1998, an increase of 0.3% primarily attributable to higher expenses related to maintenance and supplies, advertising and payroll experienced in the first quarter of 1999.

         Selling, general and administrative expenses increased $0.3 million, or 9.7%, due to an increase in costs associated with growth experienced in Australia and the United Kingdom.

         EBITDA increased $8.4 million, or 11.2%. The EBITDA contribution of new centers was partially offset by the increased expenses discussed above. EBITDA margin for the first six months of 1999 was 27.7% compared to 28.3% for the first six months of 1998.

BOWLING PRODUCTS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     Bowling Products operating revenue decreased $12.7 million, or 24.6%. Revenue from sales of New Center Packages ("NCPs" which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $13.4 million, or 60.6%, and Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $0.7 million, or 2.4%. Operating results have been and continue to be adversely impacted by economic difficulties in certain markets of the Asia Pacific region and increased competition thereby reducing the level of shipments for NCPs. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the second quarter of 1999, Bowling Products recorded NCP shipments of 153 units compared to shipments of 659 units for the second quarter of 1998.

     Gross profit decreased $5.8 million, or 42.0%, primarily as a result of the decreased levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

     Selling, general and administrative expenses decreased $2.0 million, or 20.0%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

     EBITDA decreased from $3.8 million in the second quarter of 1998 to zero in the second quarter of 1999, and the EBITDA margin decreased from 7.4% in the second quarter of 1998 to zero in the second quarter of 1999 primarily as a result of lower revenue and gross profit which exceeded the effect of savings achieved through cost reductions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Bowling Products operating revenue decreased $21.8 million, or 23.5%. Revenue from sales of NCPs decreased $22.1 million, or 55.5%, and Modernization and Consumer Products revenue increased $0.3 million, or 0.5%. Operating results have been adversely impacted by economic difficulties and increased competition in certain markets of the Asia Pacific region which have reduced the level of shipments for NCPs and Modernization and Consumer Products. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the first six months of 1999, Bowling Products recorded NCP shipments of 422 units compared to shipments of 1,163 units for the first six months of 1998.

     Gross profit decreased $10.0 million, or 39.1%, primarily as a result of the decreased levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

Selling, general and administrative expenses decreased $5.5 million, or 25.3%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined in order to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

     Bowling Products EBITDA decreased from $3.9 million in the first six months of 1998 to $(0.6) million in the first six months of 1999, and the Bowling Products EBITDA margin decreased from 4.2% in the first six months of 1998 to (0.8)% in the first six months of 1999 primarily as a result of lower revenue and gross profit which exceeded the effect of savings achieved through cost reductions.

CONSOLIDATED

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $2.7 million, or 9.0%, in the second quarter of 1999, and $9.0 million, or 15.8%, in the six months ended June 30, 1999 compared to the comparable periods in 1998. The increase was attributable to depreciation of property and equipment of centers acquired since June 30, 1998, amortization of the excess of the Company's investment over its equity in its Brazilian joint venture's net assets, and incremental depreciation expense incurred as a result of capital expenditures.

INTEREST EXPENSE

     Gross interest expense increased $3.4 million, or 13.7%, in the second quarter of 1999, and $3.3 million, or 6.5%, in the six months ended June 30, 1999 compared to the comparable periods in 1998. Deferred finance costs totaling $1.8 million associated with a prior amendment to the Credit Agreement was expensed in the second quarter of 1999. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt and the Debentures. Non-cash bond interest amortization totaled $6.6 million and $12.9 million for the quarter and six months ended June 30, 1999, respectively, compared to $5.8 million and $11.5 million for the quarter and six months ended June 30, 1998, respectively.

INCOME TAXES

         As of December 31, 1998, the Company had net operating losses of approximately $175.5 million and foreign tax credits of $19.7 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve, as of June 30, 1999, for $45.6 million related to net operating losses and foreign tax credits that the Company may not utilize prior to their expirations. As a result, the tax provision recorded for the six months ended June 30, 1999 only reflects international taxes.

NET LOSS

     Net losses in the second quarter and six months ended June 30, 1999 totaled $46.5 million and $58.6 million, respectively, compared to net losses of $32.2 million and $32.8 million in the second quarter and six months ended June 30, 1998, respectively. The increased loss of $14.3 million in the second quarter was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation and interest expenses. The increased loss of $25.8 million in the first six months of 1999 was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation and interest expenses. The Company recorded $0.2 million and $5.7 million in equity in loss of joint ventures in the second quarter and six months ended June 30, 1999, respectively, compared to equity in loss of joint ventures of $1.3 million and $1.6 million in the second quarter and six months ended June 30, 1998. Additionally, the Company has not recorded a tax benefit in the second quarter and six months ended June 30, 1999 (see "--Income Taxes").

LIQUIDITY

     The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on June 30, 1999 was $60.7 million compared to $59.5 million as of December 31, 1998, an increase of $1.2 million. Decreases in working capital were primarily attributable to a decrease of $7.0 million in cash attributable to reimbursement of prize funds held on behalf of leagues, an increase of $1.9 million in the current portion of long-term debt, an increase of $1.7 million in accounts payable and accrued expenses and an increase of $1.2 million in income taxes payable. These decreases in working capital were offset by an increase in working capital caused by an increase of $6.1 million in accounts receivable due to fall dating (sales made during the second and third quarters with payment terms calling for payments in the fourth quarter), an increase of $5.8 million in deferred taxes and other current assets and an increase of $1.1 million in inventories.

     Net cash flows provided by operating activities were $15.7 million for the six months ended June 30, 1999 compared to net cash flows used of $15.6 million for the six months ended June 30, 1998, a difference of $31.3 million. An increase of $27.8 million was attributable to increased levels of accounts payable and accrued expenses; an increase of $12.1 million was attributable to decreased levels of other assets; an increase of $12.1 million was attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1999; an increase of $9.0 million was due to higher amounts of depreciation and amortization; an increase of $1.4 million was attributable to higher levels of bond amortization attributable to the Debentures; an increase of $4.1 million was due to the increased loss in equity of joint ventures caused by the Company's Brazilian joint venture results which were adversely impacted by a currency devaluation and a net increase of $2.7 million was attributable to changes in other operating activities. These increases were partially offset by a decrease of $25.8 million attributable to a net loss of $58.6 million recorded in the first six months of 1999 compared to a net loss of $32.8 million in the same period in 1998 and a decrease of $12.1 million attributable to lower levels of accounts receivable.

     Net cash flows used in investing activities were $22.5 million for the six months ended June 30, 1999 compared to net cash flows used of $185.7 million for the six months ended June 30, 1998, a decrease of $163.2 million. Bowling Center acquisition spending decreased by $151.4 million and purchases of property and equipment decreased by $6.4 million in the first six months of 1999 compared to the same period in 1998. In the first six months of 1999, one center was purchased compared to 66 centers in the same period in 1998. Investments in and advances to joint ventures were zero in the first six months of 1999 compared to $5.4 million in the same period in 1998. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $1.2 million for the six months ended June 30, 1999 compared to net cash provided of $197.5 million for the six months ended June 30, 1998, a decrease of $196.3 million. Proceeds from long term debt decreased $184.5 million as a result of the curtailment of the pace of acquisitions. Payments on long-term debt decreased $240.1 million primarily because $249.6 million of the proceeds of the Debentures was used in 1998 to pay down the Bank Facility under the Credit Agreement. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first six months of 1999 were $2.5 million higher than payments made in the same period in 1998. Additionally, $7.0 million was paid in the second quarter of 1999 against amounts outstanding under the Bank Facility. In the first six months of 1998, AMF Bowling contributed $255.8 million in equity to Bowling Worldwide composed primarily of proceeds of the Debentures. In the first six months of 1999, AMF Bowling contributed $3.7 million in equity to Bowling Worldwide to pay expenses related to the recapitalization plan and the Fourth Amended and Restated Credit Agreement. Cash flows from other financing activities increased $0.2 million. See "Note 5. Long-Term Debt", "Note 7. Employee Benefit Plans", and "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

     As a result of the aforementioned, cash decreased by $7.0 million for the six months ended June 30, 1999 compared to a decrease of $3.8 million for the six months ended June 30, 1998.

CAPITAL RESOURCES

     The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by an affiliate of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At June 30, 1999, the Company's debt consisted of $581.6 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes ("Subsidiary Senior Subordinated Notes") and $226.2 million of Bowling Worldwide's senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes"). The Company's Senior Debt consisted of $403.6 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $176.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note. At June 30, 1999, the Company was also capitalized with equity of $457.3 million.

     The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At June 30, 1999, $176.0 million was outstanding and $179.0 million was available for borrowing under the Bank Facility. Between June 30, 1999 and July 31, 1999, there were $10.0 million in additional borrowings and $30.0 million in payments resulting in a balance, as of July 31, 1999, of $156.0 million under the Bank Facility.

     In connection with AMF Bowling's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements. The Company is in compliance with the amended covenants as of June 30, 1999. Management believes that it will remain in compliance throughout 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. Failure by the Company to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

         During the first six months of 1999, the Company funded its cash needs through the Bank Facility as well as cash flow from operations and cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the six months ended June 30, 1999, the Company incurred cash interest expense of $41.1 million, representing 54.4% of EBITDA for the period. For the six months ended June 30, 1998, the Company incurred cash interest expense of $38.5 million, representing 53.9% of EBITDA for the period.

     The indentures governing the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of June 30, 1999, the Company is in compliance with all of its covenants.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

CAPITAL EXPENDITURES

     For the six months ended June 30, 1999, the Company's capital expenditures were $21.3 million compared to $27.7 million for the six months ended June 30, 1998, a decrease of $6.4 million. Bowling Centers maintenance and modernization expenditures decreased $2.3 million. Bowling Products expenditures decreased $2.7 million. Company-wide information systems expenditures decreased $1.1 million. Investments in extreme bowling equipment at various AMF bowling centers increased by $0.6 million. Capital expenditures for new centers increased $0.4 million due to the opening of a Michael Jordan Golf Center and other expenditures decreased $1.3 million.

     While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company will evaluate acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. As of July 31, 1999, the Company had no formal commitments to build or acquire bowling centers. The Company has committed to build one Michael Jordan Golf Center in 1999.

     The Company has funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally-generated cash, the Bank Facility and issuances of Common Stock. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

     In connection with AMF Bowling's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program on a selective basis, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

SEASONALITY AND CYCLICALITY

     The financial performance of Bowling Centers' operations is seasonal. Cash flows typically peak in the winter and reach their lows in the summer. While the geographic diversity of the Company's Bowling Centers operations has helped reduce this seasonality in the past, the increase in U.S. centers resulting from acquisitions has increased the seasonality of that business.

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

INTERNATIONAL OPERATIONS

     The Company's international operations are subject to the risks inherent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax law changes.

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

     The continuing economic difficulties in the Asia Pacific region have had and will continue to have an adverse impact on NCP sales. One of the reasons for the decline in NCP sales is the limited availability of financing for customers desiring to build new bowling centers, especially in the Asia Pacific region. In addition, Zhonglu became a significant competitor in China. On June 13, 1999, AMF Bowling Products signed a 3-year joint distribution agreement with Zhonglu. Under the terms of the agreement, Zhonglu will become the exclusive distributor of AMF products and parts in China, and Bowling Products will be the exclusive distributor of Zhonglu bowling products and parts outside China. These agreements are intended to improve Bowling Products' competitive position in both China and other developing markets. However, there is no assurance that such an improvement will occur.

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 55.5% of total NCP unit sales for the six months ended June 30, 1999 compared to 52.8% for the year ended December 31, 1998

     China has strengthened its import restrictions by requiring the payment of full customs duties and value added taxes on the importation of new and used capital goods. The Chinese government has also begun to prohibit importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, Zhonglu recently began producing locally and selling bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. These Chinese import restrictions have had, and for the foreseeable future management believes will continue to have, an adverse effect on the Bowling Products business.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the six months ended June 30, 1999, revenue and EBITDA of international bowling centers represented 17.4% and 24.1% of consolidated results, respectively. For the six months ended June 30, 1998, revenue and EBITDA of international bowling centers represented 15.6% and 21.0% of consolidated results, respectively. For the year ended December 31, 1998, revenue and EBITDA of international bowling centers represented 15.7% and 24.3% of consolidated results, respectively.

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

         The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

         IT. The Company has a number of financial, retail and operational systems worldwide. The retail systems in many of its bowling centers are already Year 2000 compliant. The Company is in the process of installing corrective measures for those bowling centers that are not compliant and expects this effort to be complete by the third quarter of 1999. The Company is installing new financial and operational systems at several locations. In connection with this effort, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. The financial and operational systems have already been installed for U.S. Bowling Centers and at the corporate level. The effort will be complete for Bowling Products locations before year-end. Several locations have existing systems that are being upgraded for Year 2000 compliance, which will be completed by the end of the third quarter of 1999. In 1997, 1998 and for the six months ended June 30, 1999, the Company spent approximately $12.6 million, $4.1 million and $4.1 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $3.5 million to complete the installation. These costs include normal system software and equipment upgrades or replacements that the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

         Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer-controlled manufacturing equipment. The Company sells automatic scoring that is computerized and has developed a software program for a cost to the Company of approximately $50,000 that will address the Year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. To date, management believes the Company's Non-IT risks are minimal. For the most part, costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures that were planned outside of the Company's Year 2000 review.

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

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation ("Vulcan") against the Company, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co. Inc., Richard A. Friedman and Douglas J. Stanard. Vulcan, as putative class representative for itself and all persons who purchased the Common Stock in the Initial Public Offering, seeks, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        10.1 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (1)
        10.2 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (2)
        10.3 Amendment No. 2 and Waiver to the Third Amended and Restated Credit Agreement, and the Fourth Amended and Restated Credit Agreement, dated as of June 14, 1999 among AMF Bowling Worldwide, Inc., the Initial Lenders, the Initial Issuing Banks, Goldman Sachs Credit Partners L.P., as Syndication Agent, Citibank, N.A., as Administrative Agent and Citicorp USA, Inc., as Collateral Agent. (3)
        27.1     Financial Data Schedule for the six months ended June 30, 1999.

    NOTES TO EXHIBITS
        (1) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
        (2) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
        (3) Incorporated by reference to Exhibit 99.1 AMF Bowling, Inc.'s Current Report on Form 8-K dated June 28, 1999
                  (File No. 001-13539).

(b) REPORTS ON FORM 8-K:
         1. A current report was filed on May 5, 1999, with respect to the announcement of certain financial results for the three months ended March 31, 1999, and the announcement of a recapitalization plan by AMF Bowling, Inc.

         2. A current report was filed on June 28, 1999, announcing that AMF Bowling Worldwide, Inc. amended the terms of its credit agreement with its lenders.

         3. A current report was filed on June 29, 1999, with respect to the June 28, 1999 announcement by AMF Bowling, Inc. of the terms of a rights offering and simultaneous tender offer for a portion of its outstanding zero coupon convertible debentures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


 /s/ Stephen E. Hare                                         August 16, 1999
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer


 /s/ Michael P. Bardaro                                      August 16, 1999
---------------------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)