Form 10-Q
period 2000-03-31
AMF BOWLING WORLDWIDE INC
filed 2000-05-12
CIK 1015535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

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
                                      ------    ------

At May 1, 2000, 100 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                     PART I
Item 1. Financial Statements

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                              March 31,         December 31,
                                                                                                2000                1999
                                                                                           -------------       -------------
                                                                                             (unaudited)
     Assets
     ------
   Current assets:
     Cash and cash equivalents                                                             $    20,282         $    20,515
     Accounts and notes receivable, net of allowance for
      doubtful accounts of $9,867 and $9,531, respectively                                      54,673              63,175
     Inventories                                                                                60,290              53,499
     Other current assets                                                                       15,671              14,451
                                                                                           ------------        ------------
      Total current assets                                                                     150,916             151,640
   Property and equipment, net                                                                 788,196             806,425
   Other assets                                                                                 79,797              82,199
   Goodwill, net                                                                               760,430             765,092
                                                                                           ------------        ------------
     Total assets                                                                          $ 1,779,339         $ 1,805,356
                                                                                           ============        ============
     Liabilities and Stockholder's Equity
     ------------------------------------
   Current liabilities:
     Accounts payable                                                                      $    28,309         $    36,481
     Accrued expenses                                                                           73,546              70,441
     Income taxes payable                                                                        2,425               3,377
     Current portion of long-term debt                                                          34,250              34,250
                                                                                           ------------        ------------
      Total current liabilities                                                                138,530             144,549
   Long-term debt, less current portion                                                      1,003,669           1,014,352
   Other long-term liabilities                                                                   4,809               4,804
                                                                                           ------------        ------------
     Total liabilities                                                                       1,147,008           1,163,705
                                                                                           ------------        ------------
   Commitments and contingencies
   Stockholder's equity:
     Common stock (par value $.01 per share, 100 shares
      authorized, issued and outstanding
      at March 31, 2000 and December 31, 1999, respectively)                                       -                   -
     Paid-in capital                                                                         1,042,529           1,040,529
     Retained deficit                                                                         (389,181)           (383,554)
     Accumulated other comprehensive loss                                                      (21,017)            (15,324)
                                                                                           ------------        ------------
     Total stockholder's equity                                                                632,331             641,651
                                                                                           ------------        ------------
     Total liabilities and stockholder's equity                                            $ 1,779,339         $ 1,805,356
                                                                                           ============        ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2000           1999
                                                           ----           ----

    Operating revenue                                    $209,462      $202,567
                                                        ----------    ----------
    Operating expenses:
     Cost of goods sold                                    43,386        39,582
     Bowling center operating expenses                     96,939        93,221
     Selling, general, and administrative expenses         12,017        13,412
     Depreciation and amortization                         33,237        33,111
                                                        ----------    ----------
      Total operating expenses                            185,579       179,326
                                                        ----------    ----------
      Operating income                                     23,883        23,241
                                                        ----------    ----------
    Nonoperating expenses (income):
     Interest expense                                      29,042        25,855
     Other, net                                              (251)        2,974
     Interest income                                         (418)         (575)
                                                        ----------    ----------
      Total nonoperating expenses                          28,373        28,254
                                                        ----------    ----------
      Loss before income taxes                             (4,490)       (5,013)
      Provision for income taxes                            1,030         1,539
                                                        ----------    ----------
      Net loss before equity in loss of joint ventures     (5,520)       (6,552)
      Equity in loss of joint ventures                       (107)       (5,523)
                                                        ----------    ----------
      Net loss                                           $ (5,627)    $ (12,075)
                                                        ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                       Three Months
                                                                                                      Ended March 31,
                                                                                                ---------------------------
                                                                                                   2000              1999
                                                                                                   ----              ----
Cash flows from operating activities:
   Net loss                                                                                     $  (5,627)        $ (12,075)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization                                                                 33,237            33,111
     Equity in loss of joint ventures                                                                 107             5,523
     Amortization of bond discount                                                                  7,161             6,318
     Loss on the sale of property and equipment, net                                               (1,711)              509
     Changes in assets and liabilities:
      Accounts and notes receivable, net                                                            7,066            (6,132)
      Inventories                                                                                  (7,583)           (2,507)
      Other assets                                                                                    774              (458)
      Accounts payable and accrued expenses                                                        (4,434)              261
      Income taxes payable                                                                           (599)              (12)
      Other long-term liabilities                                                                  (1,236)             (486)
                                                                                                ----------        ----------
    Net cash provided by operating activities                                                      27,155            24,052
                                                                                                ----------        ----------
Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                                                -            (1,208)
   Investments in and advances to joint ventures                                                        -              (160)
   Purchases of property and equipment                                                            (12,688)           (4,669)
   Proceeds from the sale of property and equipment                                                 2,657               114
                                                                                                ----------        ----------
    Net cash used in investing activities                                                         (10,031)           (5,923)
                                                                                                ----------        ----------
Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs                                        -            20,000
   Payments on long-term debt                                                                     (17,844)          (10,969)
   Capital contribution from Parent                                                                 2,000                 -
   Payments of noncompete obligations                                                                 (88)             (180)
                                                                                                ----------        ----------
    Net cash (used in) provided by financing activities                                           (15,932)            8,851
                                                                                                ----------        ----------
    Effect of exchange rates on cash                                                               (1,425)              153
                                                                                                ----------        ----------
    Net (decrease) increase in cash                                                                  (233)           27,133
    Cash and cash equivalents at beginning of period                                               20,515            21,847
                                                                                                ----------        ----------
    Cash and cash equivalents at end of period                                                  $  20,282         $  48,980
                                                                                                ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 1999, 1998 and 1997 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. ("Bowling Worldwide") for the fiscal year ended December 31, 1999 filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 414 U.S. bowling centers and 121 international bowling centers ("Bowling Centers"), including 15 joint venture centers, as of March 31, 2000, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company also manufactures and sells the Playmaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which currently operates two golf practice ranges.

     Bowling Worldwide is a wholly owned, direct subsidiary of AMF Group Holdings. AMF Group Holdings is a wholly owned, direct subsidiary of AMF Bowling, Inc. ("AMF Bowling"). AMF Bowling, AMF Group Holdings and Bowling Worldwide are Delaware corporations. AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries. The Company was acquired in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition").

     Since the Acquisition and through March 31, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, purchased an aggregate of 263 bowling centers from various unrelated sellers, and it has constructed two bowling centers and one Michael Jordan Golf practice range as part of its capital expenditure program. The combined net purchase price for all acquisitions was approximately $498.9 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in "Note 5. Long-Term Debt"), and issuances of AMF Bowling common stock. From January 1, 2000 through March 31, 2000, AMF Bowling Centers, Inc. has not acquired any bowling centers.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its senior debt, and interest on the Company's subsidiary senior subordinated notes for the remainder of 2000. In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the Company's subsidiary senior subordinated discount notes. In the first quarter of calendar year 2002, the financial covenants under the Credit Agreement will be reset to their original, more stringent, levels. Based on expected levels of performance, the Company anticipates that a refinancing of its indebtedness will be required to meet the Company's financial requirements for calendar years 2001 and beyond. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing of its indebtedness would be available on commercially reasonable terms or at all.

Note 2. Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months ended March 31, 2000 and 1999, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $6,020 for the three months ended March 31, 2000, and $5,141 for the three months ended March 31, 1999.

Income Taxes

     As of December 31, 1999, the Company had net operating losses of approximately $284.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $126.3 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the three months ended March 31, 2000 primarily reflects certain international taxes.

Comprehensive Loss

     Comprehensive loss was $11,321 and $12,992 for the three months ended March 31, 2000 and March 31, 1999, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

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

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Inventories

     Inventories at March 31, 2000 and December 31, 1999, consisted of the following:

                                                                                     March 31,         December 31,
                                                                                       2000               1999
                                                                                    ------------       -------------
                                                                                   (unaudited)
              Bowling Products, at FIFO:
               Raw materials                                                        $    13,929        $     14,285
               Work in progress                                                           1,988               1,562
               Finished goods and spare parts                                            35,768              28,789
              Bowling Centers, at average cost:
               Merchandise and spare parts                                                8,605               8,863
                                                                                    ------------       -------------
                                                                                    $    60,290        $     53,499
                                                                                    ============       =============

Note 4. Property and Equipment

     Property and equipment at March 31, 2000 and December 31, 1999, consisted of the following:

                                                                              March 31,      December 31,
                                                                                 2000            1999
                                                                            -------------   -------------
                                                                              (unaudited)
              Land                                                             $ 133,509       $ 133,953
              Buildings and improvements                                         357,464         357,365
              Equipment, furniture and fixtures                                  597,599         588,342
              Other                                                                3,627           5,537
                                                                            -------------   -------------
                                                                               1,092,199       1,085,197
              Less: accumulated depreciation and amortization                   (304,003)       (278,772)
                                                                            -------------   -------------
                                                                               $ 788,196       $ 806,425
                                                                            =============   =============

     Depreciation and amortization expense related to property and equipment was $24,770 and $23,907 for the three months ended March 31, 2000 and March 31, 1999, respectively.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Long-Term Debt

     Long-term debt at March 31, 2000, and December 31, 1999, consisted of the following:

                                                                    March 31,       December 31,
                                                                       2000             1999
                                                                  --------------   -------------
                                                                    (unaudited)
Bank debt                                                            $  538,655      $  556,499
Subsidiary senior subordinated notes                                    250,000         250,000
Subsidiary senior subordinated discount notes                           247,272         240,111
Mortgage and equipment note                                               1,992           1,992
                                                                  --------------   -------------
   Total debt                                                         1,037,919       1,048,602
Current maturities                                                      (34,250)        (34,250)
                                                                  --------------   -------------
   Total long-term debt                                              $1,003,669      $1,014,352
                                                                  ==============   =============

     The Company's bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is party with Goldman Sachs, its affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $373.7 million (the "Term Facilities") and (ii) the Bank Facility of up to $355.0 million (together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition. As of March 31, 2000, the Company had $190.0 million available for borrowing under the Bank Facility and $165.0 million outstanding.

     In 1999, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement and entered into the Fourth Amended and Restated Credit Agreement. The provisions of the Fourth Amended and Restated Credit Agreement, among other things, waived mandatory prepayment provisions previously existing under the Credit Agreement with respect to the Company's recapitalization plan in 1999, permit the Company to resume borrowing to fund acquisitions subject to certain criteria and maintenance of minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, permit AMF Bowling to make equity contributions to Bowling Worldwide which may be included in the calculation of EBITDA for financial covenant purposes under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through December 31, 2001 and modified or waived certain financial covenants.

     Bowling Worldwide was in compliance with the amended covenants as of March 31, 2000. In this connection, AMF Bowling made contributions of $1.0 million, $2.0 million and $3.0 million as equity to Bowling Worldwide in November 1999, March 2000 and May 2000, respectively, to meet EBITDA requirements under its financial covenant tests as of September 30, 1999, December 31, 1999, and March 31, 2000, respectively. The Credit Agreement permits AMF Bowling to make additional equity contributions through 2001 as specified above. Management believes that Bowling Worldwide will be in compliance with the amended covenants during the remainder of 2000, including the effect of the aforementioned equity contributions, but any downturn in the current performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Commitments and Contingencies

Litigation and Claims

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased Common Stock in the Company's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

     In addition, the Company is involved in certain lawsuits arising out of normal business operations. The majority of these relate to accidents at bowling centers. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial position. While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses.

Note 7. Business Segments

     The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended March 31, 2000 and 1999, respectively, is presented below (in millions):

                                                                   Three Months Ended March 31, 2000
                                      -------------------------------------------------------------------------------------------
                                               Bowling Centers              Bowling Products
                                        -----------------------------  --------------------------
                                                  Inter-      Sub-               Inter-     Sub-                Elim-
                                         U.S.    national     total      U.S.   national   total   Corporate  inations    Total
                                         ----    --------     -----      ----   --------   -----   ---------  --------    -----
Revenue from unaffiliated customers     $142.5    $ 31.6     $ 174.1    $15.5    $ 19.9    $35.4       $ -        $ -     $209.5
Intersegment sales                           -         -           -      2.7       0.3      3.0         -       (3.0)         -
Operating income (loss)                   27.3       3.3        30.6     (3.1)     (0.4)    (3.5)     (3.6)       0.4       23.9
Identifiable assets                      794.6     308.3     1,102.9    593.8      69.7    663.5      29.1        3.8    1,799.3
Depreciation and amortization             21.7       5.7        27.4      5.7       0.3      6.0       0.2       (0.4)      33.2
Capital expenditures                       7.3       2.7        10.0      2.4         -      2.4       0.3          -       12.7
Research and development expense             -         -           -      0.1         -      0.1         -          -        0.1
                                                                   Three Months Ended March 31, 1999
                                      -------------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                        -----------------------------  --------------------------
                                                   Inter-     Sub-                Inter-    Sub-                  Elim-
                                          U.S.    national    total      U.S.    national  total    Corporate   inations    Total
                                          ----    --------    -----      ----    --------  -----    ---------   --------    -----
Revenue from unaffiliated customers     $140.9    $ 31.7     $ 172.6    $13.4    $ 16.6    $30.0        $ -        $ -     $202.6
Intersegment sales                           -         -           -      1.1       0.9      2.0          -          -        2.0
Operating income (loss)                   29.7       3.7        33.4     (3.2)     (3.3)    (6.5)      (4.0)       0.4       23.3
Identifiable assets                      870.5     338.9     1,209.4    636.8      81.6    718.4       30.9        2.5    1,961.2
Depreciation and amortization             21.6       5.5        27.1      5.5       0.4      5.9        0.5       (0.4)      33.1
Capital expenditures                       2.0       1.1         3.1      1.4       0.2      1.6          -          -        4.7
Research and development expense             -         -           -      0.1         -      0.1          -          -        0.1

Note 8. Condensed Consolidating Financial Statements

     Bowling Worldwide's subsidiary senior subordinated notes and subsidiary senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the first and second-tier subsidiaries of Bowling Worldwide (the "Guarantor Companies"). The third-tier and lower-tier subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness (the "Non-Guarantor Companies").

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of March 31, 2000, and condensed consolidating statements of income and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the three months ended March 31, 2000 and (ii) elimination entries necessary to combine the entities comprising the Company.

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 2000
                                   (unaudited)
                                 (in thousands)

                                                                              Non-
                                                           Guarantor        Guarantor
                                                           Companies        Companies     Eliminations      Consolidated
                                                           ---------        ---------     ------------      ------------
   Assets
Current assets:
   Cash and cash equivalents                              $   19,355        $     927        $       -       $    20,282
   Accounts and notes receivable, net
      of allowance for doubtful accounts                      54,362              311                -            54,673
   Accounts receivable - intercompany                          5,457            9,364          (14,821)                -
   Inventories                                                59,250            1,040                -            60,290
   Other current assets                                        9,744            5,927                -            15,671
                                                          ----------        ---------        ---------       -----------
    Total current assets                                     148,168           17,569          (14,821)          150,916
Notes receivable - intercompany                               48,618           13,654          (62,272)                -
Property and equipment, net                                  731,542           55,352            1,302           788,196
Investment in subsidiaries                                    19,010                -          (19,010)                -
Goodwill and other assets                                    819,376           20,851                -           840,227
                                                          ----------        ---------        ---------       -----------
   Total assets                                           $1,766,714        $ 107,426        $ (94,801)      $ 1,779,339
                                                          ==========        =========        =========       ===========

   Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable                                       $   25,126        $   3,183        $       -       $    28,309
   Accounts payable - intercompany                             9,364            5,457          (14,821)                -
   Accrued expenses                                           65,270            8,276                -            73,546
   Income taxes payable                                       (2,530)           4,955                -             2,425
    Current portion of long-term debt                         34,250                -                -            34,250
                                                          ----------        ---------        ---------       -----------
    Total current liabilities                                131,480           21,871          (14,821)          138,530
Long-term debt, less current portion                         986,666           17,003                -         1,003,669
Notes payable - intercompany                                  13,654           48,618          (62,272)                -
Other long-term liabilities                                    3,885              924                -             4,809
                                                          ----------        ---------        ---------       -----------
   Total liabilities                                       1,135,685           88,416          (77,093)        1,147,008
                                                          ----------        ---------        ---------       -----------
Commitments and contingencies
Stockholder's equity:
   Common stock                                                    -                -                -                 -
   Paid-in capital                                         1,040,527           24,321          (22,319)        1,042,529
   Retained deficit                                         (388,481)           4,363           (5,063)         (389,181)
   Accumulated other comprehensive income                    (21,017)          (9,674)           9,674           (21,017)
                                                          ----------        ---------        ---------       -----------
   Total stockholder's equity                                631,029           19,010          (17,708)          632,331
                                                          ----------        ---------        ---------       -----------

   Total liabilities and stockholder's equity             $1,766,714        $ 107,426        $ (94,801)      $ 1,779,339
                                                          ==========        =========        =========       ===========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2000
                                  (unaudited)
                                (in thousands)

                                                                              Non-
                                                           Guarantor        Guarantor
                                                           Companies        Companies     Eliminations     Consolidated
                                                           ---------        ---------     ------------     ------------
Operating revenue                                         $  193,244        $  16,389        $    (171)     $   209,462
                                                          ----------        ---------        ---------      -----------

Operating expenses:
   Cost of goods sold                                         41,733            1,768             (115)          43,386
   Bowling center operating expenses                          88,613            8,382              (56)          96,939
   Selling, general, and administrative expenses              10,896            1,121                -           12,017
   Depreciation and amortization                              30,944            2,325              (32)          33,237
                                                          ----------        ---------        ---------      -----------
    Total operating expenses                                 172,186           13,596             (203)         185,579
                                                          ----------        ---------        ---------      -----------

Operating income                                              21,058            2,793               32           23,883
                                                          ----------        ---------        ---------      -----------

Nonoperating expenses (income):
   Interest expense                                           28,592              450                -           29,042
   Other expenses, net                                           446             (697)               -             (251)
   Interest income                                              (411)              (7)               -             (418)
   Equity in loss (income) of subsidiaries                    (2,724)               -            2,724                -
                                                          ----------        ---------        ---------      -----------
Total nonoperating expenses                                   25,903             (254)           2,724           28,373
                                                          ----------        ---------        ---------      -----------

Income (loss) before income taxes                             (4,845)           3,047           (2,692)          (4,490)
Provision for income taxes                                       707              323                -            1,030
                                                          ----------        ---------        ---------      -----------

Net income (loss) before equity in loss of
    joint ventures                                            (5,552)           2,724           (2,692)          (5,520)
Equity in loss of joint ventures                                (107)               -                -             (107)
                                                          ----------        ---------        ---------      -----------
Net income (loss)                                         $   (5,659)       $   2,724        $  (2,692)     $    (5,627)
                                                          ==========        =========        =========      ===========

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2000
                                   (unaudited)
                                 (in thousands)

                                                                              Non-
                                                           Guarantor        Guarantor
                                                           Companies        Companies     Eliminations     Consolidated
                                                           ---------        ---------     ------------     ------------
  Cash flows from operating activities:
   Net loss                                                $  (5,659)       $   2,724     $     (2,692)    $     (5,627)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                            30,944            2,325              (32)          33,237
     Equity in loss of joint ventures                            107                -                -              107
     Amortization of bond discount                             7,161                -                -            7,161
     Equity in earnings of subsidiaries                       (2,724)               -            2,724                -
     Loss on the sale of property and equipment, net               4           (1,715)               -           (1,711)
     Changes in assets and liabilities:
      Accounts and notes receivable                            6,998               68                -            7,066
      Receivables and payables - affiliates                    6,053           (6,053)               -                -
      Inventories                                             (7,634)              51                -           (7,583)
      Other assets                                             1,636             (862)               -              774
      Accounts payable and accrued expenses                   (7,109)           2,675                -           (4,434)
      Income taxes payable                                      (436)            (163)               -             (599)
      Other long-term liabilities                             (1,236)               -                -           (1,236)
                                                           ---------        ---------     ------------     ------------
    Net cash provided by (used in) operating activities       28,105             (950)               -           27,155
                                                           ---------        ---------     ------------     ------------

  Cash flows from investing activities:
   Purchases of property and equipment                       (11,069)          (1,619)               -          (12,688)
   Proceeds from sale of property and equipment                    -            2,657                -            2,657
                                                           ---------        ---------     ------------     ------------
    Net cash provided by (used in) investing activities      (11,069)           1,038                -          (10,031)
                                                           ---------        ---------     ------------     ------------

  Cash flows from financing activities:
   Payments on long-term debt                                (17,844)               -                -          (17,844)
   Capital contribution from Parent                            2,000                -                -            2,000
   Payments of noncompete obligations                            (88)               -                -              (88)
                                                           ---------        ---------     ------------     ------------
    Net cash used in financing activities                    (15,932)               -                -          (15,932)
                                                           ---------        ---------     ------------     ------------
    Effect of exchange rates on cash                            (381)          (1,044)               -           (1,425)
                                                           ---------        ---------     ------------     ------------
    Net increase (decrease) in cash                              723             (956)               -             (233)
    Cash and cash equivalents at beginning of period          18,632            1,883                -           20,515
                                                           ---------        ---------     ------------     ------------
    Cash and cash equivalents at end of period             $  19,355        $     927     $          -     $     20,282
                                                           =========        =========     ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company"), including AMF Bowling Worldwide, Inc. ("Bowling Worldwide") and including but not limited to any statements contained in this report concerning: (i) the results of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (ii) the ability of the Company's management to execute its strategies, (iii) the ability to resume the Company's bowling center acquisition program, (iv) the results of changes initiated in the Company's bowling products business, (v) the Company's expectations concerning the Asia Pacific region and the joint distribution and related arrangements with Shanghai Zhonglu Industrial Corporation ("Zhonglu"), (vi) the results of the Company's employee incentive efforts, (vii) the outcome of existing or potential litigation, (viii) the timing or amount of any changes in the interest expense and/or principal repayment obligations of the Company's indebtedness, (ix) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (x) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (xi) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," estimates," "should," "may" or similar expressions and
(xii) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its management team, to carry out the Company's long-term business strategies, including resuming the pace of the Company's acquisition program,
(ii) the Company's ability to refinance existing indebtedness as it comes due at commercially reasonable terms or at all, (iii) the Company's ability to integrate acquired operations into its business, (iv) the Company's ability to identify and develop new bowling markets to assist in the growth of such markets, (v) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (vi) the Company's ability to retain and attract experienced bowling center management, (vii) the Company's ability to successfully implement initiatives designed to improve customer traffic in its bowling centers, (viii) the continuation or worsening of economic difficulties in overseas markets, including the Asia Pacific region,
(ix) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (x) fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (xi) continued or increased competition, (xii) the popularity of bowling, (xiii) the decline in general economic conditions, (xiv) adverse judgments in pending or future litigation, (xv) the Company's ability to effectively implement the joint distribution and related arrangements with Zhonglu and (xvi) changes in interest and exchange rates.

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

Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and AMF Group Holdings' Condensed Consolidated Financial Statements (unaudited) and the notes thereto included elsewhere herein.

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

General

     The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 414 U.S. bowling centers and 121 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of March 31, 2000, and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first three months of 2000 versus 1999 reflect the closing of 10 centers since March 31, 1999.

Acquisitions and Dispositions

     From January 1, 2000 through March 31, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, acquired no bowling centers, closed three centers in the United States and sold one center in the United Kingdom.

                           AMF GROUP HOLDINGS INC.
                            Selected Financial Data
                                  (unaudited)
                           (in millions of dollars)


                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                    ----------------------
                                                                                      2000           1999
Bowling Centers (before intersegment eliminations)
Operating revenue                                                                    $174.1         $172.6
                                                                                     ------         ------
Cost of goods sold                                                                     17.3           16.9
Bowling center operating expenses                                                      97.0           93.5
Selling, general, and administrative expenses                                           1.8            1.7
Depreciation and amortization                                                          27.4           27.1
                                                                                     ------         ------
Operating income                                                                     $ 30.6         $ 33.4
                                                                                     ======         ======

Bowling Products (before intersegment eliminations)
Operating revenue                                                                    $ 38.4         $ 32.0
Cost of goods sold                                                                     29.0           24.4
                                                                                     ------         ------
Gross profit                                                                            9.4            7.6

Selling, general, and administrative expenses                                           6.9            8.2
Depreciation and amortization                                                           6.0            5.9
                                                                                     ------         ------
Operating loss                                                                       $ (3.5)        $ (6.5)
                                                                                     ======         ======

Consolidated
Operating revenue                                                                    $209.5         $202.6
                                                                                     ------         ------
Cost of goods sold                                                                     43.4           39.6
Bowling center operating expenses                                                      96.9           93.2
Selling, general, and administrative expenses                                          12.1           13.4
Depreciation and amortization                                                          33.2           33.1
                                                                                     ------         ------
Operating income                                                                       23.9           23.3
Interest expense, gross                                                                29.1           25.9
Other (income) expense, net                                                            (0.7)           2.5
                                                                                     ------         ------
Loss before income taxes                                                               (4.5)          (5.1)
Provision for income taxes                                                              1.0            1.5
                                                                                     ------         ------
Net loss before equity in loss of  joint ventures                                      (5.5)          (6.6)
Equity in loss of joint ventures                                                       (0.1)          (5.5)
                                                                                     ------         ------
Net loss                                                                             $ (5.6)        $(12.1)
                                                                                     ======         ======
Selected Data:
   EBITDA
     Bowling Centers                                                                 $ 58.0         $ 60.5
     Bowling Products                                                                 $ 2.5         $ (0.6)

   EBITDA margin
     Bowling Centers                                                                   33.3%          35.1%
     Bowling Products                                                                   6.5%          -1.9%

------------------

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 520 centers that had been in operation one full fiscal year as of December 31, 1999. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the three months ended March 31, 2000, bowling, food and beverage and other revenue represented 59.2%, 27.4% and 13.4% of total Bowling Centers revenue, respectively. For the three months ended March 31, 1999, bowling, food and beverage and other revenue represented 59.7%, 27.1% and 13.2% of total Bowling Centers revenue, respectively.

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Bowling Centers operating revenue increased $1.5 million, or 0.9%. An increase of $2.4 million, or 1.7%, was attributable to U.S. constant centers, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $0.5 million, or 1.6%, primarily as a result of an increase in food and beverage revenue of 3.1%. A decrease of $1.4 million in total operating revenue was attributable to 9 centers that were closed and one center that was sold since March 31, 1999.

     Cost of goods sold increased $0.4 million, or 2.4%. Constant centers cost of goods sold increased $0.5 million, or 3.0%, primarily as a result of increased food and beverage sales in both the U.S. and international centers. A decrease of $0.1 million was attributable to closed centers.

     Operating expenses increased $3.5 million, or 3.7%. An increase of $3.6 million was attributable to constant centers, an increase of $1.1 million was attributable to higher regional, district and support staff operations expenses and a decrease of $1.2 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 55.7% for the first quarter of 2000 compared with 54.2% for the first quarter of 1999. The increase of 1.5% is due primarily to higher expenses resulting from new field level positions and national advertising programs.

     Selling, general and administrative expenses increased $0.1 million, or 5.9%, due to an increase in international administrative expenses.

     EBITDA decreased $2.5 million, or 4.1%. EBITDA margin for the first quarter of 2000 was 33.3% compared with 35.1% for the first quarter of 1999. The lower EBITDA margin in 2000 was attributable to the higher operating expenses as discussed above and the change in the revenue mix, including higher food and beverage sales.

Bowling Products

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Bowling Products operating revenue increased $6.4 million, or 20.0%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) increased $2.7 million, or 30.0%, primarily as a result of improved sales to Europe and Japan. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $3.7 million, or 16.1%, primarily as a result of improved sales to North America, Japan and Europe. During the first quarter of 2000, Bowling Products recorded NCP shipments of 360 units compared with shipments of 269 units for the first quarter of 1999.

     Gross profit increased $1.8 million, or 23.7%, primarily as a result of increased sales in the first quarter of 2000 compared with the first quarter of 1999.

     Selling, general and administrative expenses decreased $1.3 million, or 15.9%, primarily as a result of an ongoing cost reduction program for the Bowling Products organization.

     EBITDA was $2.5 million in the first quarter of 2000 compared with a loss of $0.6 million in the first quarter of 1999. The EBITDA margin was 6.5% in the first quarter of 2000 compared with (1.9)% in the first quarter of 1999 primarily as a result of the increase in sales, gross profit and selling, general and administrative savings achieved through cost reductions.

Consolidated

Depreciation and Amortization

     Depreciation and amortization was flat in the first quarter of 2000 compared with the same period in 1999.

Interest Expense

     Gross interest expense increased $3.2 million, or 12.4%, in the first quarter of 2000 compared with the same period in 1999. Interest incurred on bank debt increased as the impact of higher average borrowing rates offset the effect of a decrease in average amounts outstanding. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt. Non-cash bond interest amortization totaled $10.1 million for the quarter ended March 31, 2000 compared with $11.4 million for the quarter ended March 31, 1999.

Income Taxes

     As of December 31, 1999, the Company had net operating losses of approximately $284.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $126.3 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the three months ended March 31, 2000 reflects certain international taxes.

Net Loss

     Net loss in the first quarter of 2000 totaled $5.6 million compared with a net loss of $12.1 million in the first quarter of 1999, a decrease of $6.5 million. The Company recorded $0.1 million in equity in loss of joint ventures in the first quarter of 2000 compared with equity in loss of joint ventures of $5.5 million in the first quarter of 1999. Additionally, the Company recorded other income of $0.7 million in the first quarter of 2000 compared with other expense of $2.5 million in the first quarter of 1999. Consolidated EBITDA increased $0.7 million and the provision for income taxes decreased $0.5 million. These reductions in certain non-operating expenses were offset by an increase of $3.2 million in interest expense.

Liquidity

     The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on March 31, 2000 was $12.4 million compared with $7.1 million on December 31, 1999, an increase of $5.3 million. The increase in working capital was primarily attributable to an increase of $6.8 million in inventory, a decrease of $5.1 million in accounts payable and accrued expenses, an increase of $1.2 million in other current assets and a decrease of $0.9 million in income taxes payable. These factors contributing to the increase in working capital were offset by a decrease of $0.2 million in cash, and a decrease of $8.5 million in accounts receivable.

     Net cash provided by operating activities was $27.2 million for the three months ended March 31, 2000 compared with net cash provided of $24.1 million for the three months ended March 31, 1999, an increase of $3.1 million. An increase of $6.5 million was attributable to a net loss of $5.6 million recorded in the first three months of 2000 compared with a net loss of $12.1 million in the same period in 1999. An increase of $13.2 million was attributable to decreased levels of accounts receivable and an increase of $1.3 million attributable to higher levels of other assets. These factors contributing to the increase in net cash were offset by a decrease of $5.4 million due to the lower equity in loss of joint ventures recorded by the Company in the first quarter of 2000 compared with the same period in 1999, a decrease of $5.1 million attributable to increased levels of inventory, a decrease of $4.7 million attributable to lower levels of accounts payable and accrued expenses and a net decrease of $2.7 million attributable to changes in other operating activities.

     Net cash used in investing activities was $10.0 million for the three months ended March 31, 2000 compared with net cash used of $5.9 million for the three months ended March 31, 1999, an increase of $4.1 million. An increase of $8.0 million was attributable to an increase in purchases of property and equipment in 2000. This factor contributing to the increase in net cash was offset by a decrease in Bowling Center acquisition spending of $1.2 million in the first three months of 2000 compared with the same period in 1999. In the first three months of 2000, no centers were purchased compared with one center purchased in the same period in 1999. Additionally, proceeds from the sale of property and equipment increased $2.6 million and investments in and advances to joint ventures decreased $0.2 million. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

     Net cash used in financing activities was $15.9 million for the three months ended March 31, 2000 compared with net cash provided of $8.9 million for the three months ended March 31, 1999, a difference of $24.8 million. Proceeds from long term debt decreased $20.0 million. Payments on long-term debt increased $6.8 million. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first three months of 2000 were $1.8 million higher than payments made in the same period in 1999. Additionally, in the first three months of 2000, $5.0 million was paid against amounts outstanding under the Bank Facility. Cash used in financing activities was offset by a capital contribution of $2.0 million by AMF Bowling, as permitted under the Credit Agreement, and a net increase of $0.2 million provided by other financing activities. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources" for additional discussion of these financing activities.

     As a result of the aforementioned, cash decreased by $0.2 million for the three months ended March 31, 2000 compared with an increase of $27.2 million for the three months ended March 31, 1999.

Capital Resources

     The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At March 31, 2000, the Company's debt consisted of $540.7 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes ("Subsidiary Senior Subordinated Notes") and $247.3 million of Bowling Worldwide's senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes"). At March 31, 2000, the Company's Senior Debt consisted of $373.7 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $165.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note.

     The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At March 31, 2000, $165.0 million was outstanding and $190.0 million was available for borrowing under the Bank Facility subject to certain limitations regarding acquisitions and capital expenditures. Between March 31, 2000 and April 30, 2000, there were no borrowings and no payments under the Bank Facility.

     The lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and
(iii) certain other modifications. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements. Bowling Worldwide was in compliance with the amended covenants as of March 31, 2000. In this connection, AMF Bowling made contributions of $1.0 million, $2.0 million and $3.0 million as equity to Bowling Worldwide in November 1999, March 2000 and May 2000, respectively, to meet EBITDA requirements under the Credit Agreement's financial covenant tests as of September 30, 1999, December 31, 1999 and March 31, 2000, respectively. The Credit Agreement would permit AMF Bowling to make an additional equity contribution of up to $4.0 million dollars for the second quarter of 2000 and up to an aggregate of $10.0 million for any four consecutive quarters through the end of 2001. Management believes that Bowling Worldwide will be in compliance with the amended covenants during the remainder of 2000, including the effect of the aforementioned equity contributions, but any downturn in the expected performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

     During the first three months of 2000, the Company funded its cash needs through cash flow from operations and cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the three months ended March 31, 2000, the Company incurred cash interest expense of $21.5 million, representing 37.7% of EBITDA for the period. For the three months ended March 31, 1999, the Company incurred cash interest expense of $19.5 million, representing 34.6% of EBITDA for the period.

     The indentures governing the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of March 31, 2000, Bowling Worldwide was in compliance with all of its covenants under these indentures and the Credit Agreement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Senior Subordinated Notes for the remainder of 2000. In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the Subsidiary Senior Subordinated Discount Notes. In the first quarter of calendar year 2002, the financial covenants under the Credit Agreement will be reset to their original, more stringent, levels. Based on current levels of performance, the Company anticipates that a refinancing will be required to meet the Company's financial requirements for calendar years 2001 and beyond. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing of its indebtedness would be available on commercially reasonable terms or at all.

Capital Expenditures

     For the three months ended March 31, 2000, the Company's capital expenditures were $12.7 million compared to $4.7 million for the three months ended March 31, 1999, an increase of $8.0 million. Bowling Centers maintenance and modernization expenditures increased $1.8 million. Bowling Products expenditures decreased $0.2 million. Company-wide information systems expenditures increased $2.3 million. Investments in Xtreme(TM) bowling equipment at various AMF bowling centers increased by $4.2 million. Capital expenditures for new centers were $0.1 million higher in 1999 due to the construction of a Michael Jordan Golf Center.

     While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company will evaluate acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. As of April 30, 2000, the Company had commitments to acquire five bowling centers for a total purchase price of $5.0 million.

     The Company has funded its capital expenditures and construction and acquisition of new centers with internally-generated cash, the Bank Facility and issuances of AMF Bowling common stock. The Company expects to continue funding its capital expenditures and construction and acquisition of new centers with internally-generated cash and the Bank Facility. See "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "-- Capital Resources."

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

     While sales of NCPs are slightly seasonal, sales of NCPs can fluctuate dramatically as a result of economic fluctuations in international markets, as seen in the reduction of sales of NCPs to markets in the Asia Pacific region following economic difficulties in that region.

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

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the three months ended March 31, 2000, revenue and EBITDA of international bowling centers represented 15.1% and 15.8% of consolidated revenue and EBITDA, respectively. For the three months ended March 31, 1999, revenue and EBITDA of international bowling centers represented 15.6% and 16.3% of consolidated revenue and EBITDA, respectively.

     Economic difficulties in the Asia Pacific region, including the limited availability of financing for customers seeking to build new centers, have continued to keep demand for NCPs below peak levels achieved during 1997. In response to these market conditions, Bowling Products entered into three-year joint distribution agreements with Zhonglu on June 13, 1999. Under the terms of these agreements, Zhonglu is the exclusive distributor of AMF products in China, and Bowling Products is the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and the first quarter of 2000, Bowling Products purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China have been slower to develop than anticipated. Discussions are underway to amend the distribution agreements to better reflect current global market conditions for bowling equipment sales.

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 32.2% of total NCP unit sales for the three months ended March 31, 2000 compared to 43.0% for the year ended December 31, 1999.

     China has strengthened enforcement of its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government also prohibits importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, in addition to being the exclusive distributor of AMF products, Zhonglu produces locally and sells bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. Management believes that these import restrictions will continue for the foreseeable future.

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2000 and 1999, respectively, or for the year ended December 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements with respect to interest rates. There were no other material derivative instrument transactions during any of the periods presented.

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other
U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the three months ended March 31, 2000, revenue and EBITDA of international bowling centers represented 15.1% and 15.8% of consolidated revenue and EBITDA, respectively. For the three months ended March 31, 1999, revenue and EBITDA of international bowling centers represented 15.6% and 16.3% of consolidated revenue and EBITDA, respectively.

     The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on the Company's variable rate borrowings under its Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparty to interest rate swap agreements, in all cases such counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes or speculation. The following table provides information about the Company's fixed and variable rate debt, weighted average interest rates and respective maturity dates (dollar amount in millions.)

                               Weighted                   Weighted
                               Average      Variable      Average
                   Fixed       Interest       Rate        Interest
  Maturity       Rate Debt       Rate         Debt          Rate
-------------    ---------     --------     --------      --------
2000             $       -            -     $   34.3       10.45 %
2001                     -            -         83.0       10.67
2002                     -            -        271.0       10.51
2003                     -            -        116.4       11.18
2004                     -            -         46.8       11.34
Thereafter           529.0       11.58%            -      N/A
                 ---------                   -------
Total            $   529.0                   $ 551.5

     During December 1999 and March 2000, Bowling Worldwide entered into two interest rate cap agreements with Goldman Sachs Credit Partners; L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreements in effect at March 31, 2000:

                                             Notional
                                              Amount
             Expiration Date              (in millions)     Cap Rate (a)
        ------------------------------    -------------     ------------
        December 31, 2000                 $       100.0         7.6525 %
        April 1, 2001                             200.0         7.7800

------------------------------
(a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

     Bowling Worldwide paid a fixed fee of $75,000 and $160,000, respectively, for the two interest rate caps. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3-month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rates.

                                     PART II

Item 1. Legal Proceedings

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased AMF Bowling common stock in AMF Bowling's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1 Financial Data Schedule for the three months ended March 31, 2000.

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K was filed on February 28, 2000, with respect to the announcement of certain financial results for the quarter and year ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


 /s/ Stephen E. Hare                                               May 12, 2000
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)


 /s/ Michael P. Bardaro                                            May 12, 2000
---------------------------------
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)