Form 10-Q
period 2001-03-31
AMF BOWLING WORLDWIDE INC
filed 2001-05-15
CIK 1015535

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________
                                  FORM 10 - Q

(Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                 SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2001
                                      or

____           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ________ to ________

                       Commission file number 001-12131

                              __________________

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

                              __________________
                                (804) 730-4000
             (Registrant's telephone number, including area code)

                              __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No _____.

At May 1, 2001, 100 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                    PART I

Item 1. Financial Statements

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                            March 31,       December 31,
                                                                              2001              2000
                                                                          -------------------------------
                                                                           (unaudited)
   Assets
   ------
Current assets:
   Cash and cash equivalents                                               $    42,900    $    46,759
   Accounts and notes receivable, net of allowance for
      doubtful accounts of $8,427 and $9,608, respectively                      43,516         43,070
   Inventories                                                                  51,014         55,697
   Other current assets                                                         13,937         12,789
                                                                           -----------    -----------
      Total current assets                                                     151,367        158,315
Property and equipment, net                                                    727,649        755,588
Other assets                                                                    63,590         66,331
Goodwill, net                                                                  740,069        746,050
                                                                           -----------    -----------
   Total assets                                                            $ 1,682,675    $ 1,726,284
                                                                           ===========    ===========

   Liabilities and Stockholder's Equity
   ------------------------------------
Current liabilities:
   Accounts payable                                                        $    22,906    $    26,215
   Accrued expenses                                                             92,195        102,643
   Current portion of long-term debt                                         1,144,062      1,136,558
                                                                           -----------    -----------
      Total current liabilities                                              1,259,163      1,265,416
Other long-term liabilities                                                      6,446          6,963
                                                                           -----------    -----------
   Total liabilities                                                         1,265,609      1,272,379
                                                                           -----------    -----------
Commitments and contingencies
Stockholder's equity:
   Common stock (par value $.01 per share, 100 shares authorized,
      issued and outstanding                                                         -              -
   Paid-in capital                                                           1,047,529      1,047,529
   Retained deficit                                                           (594,264)      (565,030)
   Accumulated other comprehensive loss                                        (36,199)       (28,594)
                                                                           -----------    -----------
   Total stockholder's equity                                                  417,066        453,905
                                                                           -----------    -----------
   Total liabilities and stockholder's equity                              $ 1,682,675    $ 1,726,284
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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                                                          Three Months
                                                                        Ended March 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                      ----         ----
Operating revenue                                                  $ 205,682     $ 209,462
                                                                   ---------     ---------
Operating expenses:
   Cost of goods sold                                                 42,617        43,386
   Bowling center operating expenses                                  97,403        96,939
   Selling, general, and administrative expenses                      12,016        12,017
   Refinancing charges                                                 4,047             -
   Depreciation and amortization                                      33,794        33,237
                                                                   ---------     ---------
    Total operating expenses                                         189,877       185,579
                                                                   ---------     ---------

    Operating income                                                  15,805        23,883
                                                                   ---------     ---------
Nonoperating expenses (income):
   Interest expense                                                   38,398        29,042
   Other, net                                                          4,450          (251)
   Interest income                                                      (566)         (418)
                                                                   ---------     ---------
    Total nonoperating expenses                                       42,282        28,373
                                                                   ---------     ---------
    Loss before income taxes                                         (26,477)       (4,490)
    Provision for income taxes                                         2,756         1,030
                                                                   ---------     ---------
    Net loss before equity in loss of joint ventures                 (29,233)       (5,520)
    Equity in loss of joint ventures                                       -          (107)
                                                                   ---------     ---------
    Net loss                                                        $(29,233)     $ (5,627)
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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                -----------------------
                                                                                   2001          2000
                                                                                   ----          ----
Cash flows from operating activities:
   Net loss                                                                    $  (29,233)   $  (5,627)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                                  33,794       33,237
    Equity in loss of joint ventures                                                    -          107
    Amortization of bond discount                                                   6,525        7,161
    Loss(gain) on the sale of property and equipment, net                              34       (1,711)
    Changes in assets and liabilities:
    Accounts and notes receivable, net                                             (4,010)       7,066
    Inventories                                                                     2,687       (7,583)
    Other assets                                                                    1,315          774
    Accounts payable and accrued expenses                                         (14,447)      (4,434)
    Income taxes payable                                                            2,708         (599)
    Other long-term liabilities                                                      (649)      (1,236)
                                                                               ----------    ---------
   Net cash (used in) provided by operating activities                             (1,276)      27,155
                                                                               ----------    ---------
Cash flows from investing activities:
   Purchases of property and equipment                                             (5,039)     (12,688)
   Proceeds from the sale of property and equipment                                    93        2,657
                                                                               ----------    ---------
   Net cash used in investing activities                                           (4,946)     (10,031)
                                                                               ----------    ---------
Cash flows from financing activities:
   Payments on long-term debt                                                           -      (17,844)
   Capital contribution from Parent                                                     -        2,000
   Payments of noncompete obligations                                                 (75)         (88)
                                                                               ----------    ---------
   Net cash used in financing activities                                              (75)     (15,932)
                                                                               ----------    ---------
   Effect of exchange rates on cash                                                 2,438       (1,425)
                                                                               ----------    ---------
   Net decrease in cash                                                            (3,859)        (233)
   Cash and cash equivalents at beginning of period                                46,759       20,515
                                                                               ----------    ---------
   Cash and cash equivalents at end of period                                  $   42,900    $  20,282
                                                                               ==========    =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Description - Organization and Restructuring

    Organization

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 2000, 1999 and 1998 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in AMF Bowling Worldwide Inc.'s ("Bowling Worldwide") Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.

    The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 403 U.S. bowling centers and 118 international bowling centers ("Bowling Centers"), as of March 31, 2001, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. AMF also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which operates two golf practice ranges.

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

Bowling Products Reorganization

    As part of management's ongoing review of Bowling Products, the Company announced on May 2, 2001 a major reorganization of such operations. The reorganization included significant staff reductions and other cost cutting measures designed to more effectively align the costs of the Bowling Products business with its revenue, which has decreased dramatically in recent years. The reorganization also restructured the Bowling Products business into five new manufacturing divisions, a global sales and service group and a consolidated accounting, administration and logistics group, with an increased focus on customer service across the business. Management anticipates that this reorganization will enable the Bowling Products business to return to profitability over time.

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

     Bowling Worldwide did not make the cash interest payments of approximately $13.6 million on the Senior Subordinated Notes required on each of September 15, 2000 and March 15, 2001 and the 30 day period to cure the non-payment of interest under the related indenture expired in each instance. Under the indenture, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have had the right, by written notice, since the expiration of a cure period, to declare all amounts owed under the indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes is accelerated, such acceleration would result in a default under the Credit Agreement, the Company's 12 1/4% Series B Senior Subordinated Discount Notes (the "Senior Subordinated Discount Notes"), the Convertible Debentures and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. As of May 14, 2001, neither Bowling Worldwide nor AMF Bowling has received notice that any of its indebtedness has been or will be accelerated.

     Bowling Worldwide did not make a scheduled principal payment to the Lenders of $12.8 million that was due on December 29, 2000. Bowling Worldwide did pay $3.0 million of the $14.7 million of interest then due under the Credit Agreement on December 29, 2000. The remainder of the $14.7 million of interest (at a non-default interest rate) due was paid on a weekly schedule during the first quarter of 2001. As a result of the foregoing, Bowling Worldwide is in default under the Credit Agreement. Bowling Worldwide did not make a scheduled principal payment to the Lenders of $12.8 million that was due on March 30, 2001 but did make a $16.4 million interest payment under the Credit Agreement on March 30, 2001. This payment represented interest at the non-default interest rate and was approximately $2.8 million less than the interest would have been at the default rate.

     On April 30, 2001, Bowling Worldwide made an interest payment of $10.3 million to the Lenders which represented the sum of (i) a cumulative payment of the amount of interest at the default rate in excess of interest previously paid at the non-default rate for the period from January 1, 2001 to March 31, 2001 and (ii) a payment of interest at the default rate for the period from April 1, 2001 to April 30, 2001.

     As explained above, Bowling Worldwide is in default under the Credit Agreement and the Senior Subordinated Notes and such defaults could result in the acceleration of the indebtedness under the Credit Agreement, the Senior Subordinated Notes, the Senior Subordinated Discount Notes, AMF Bowling's Zero Coupon Convertible Debentures due 2018 (the "Convertible Debentures") and certain other indebtedness of the Company. However, as of May 14, 2001, neither AMF Bowling nor Bowling Worldwide has received notice that any of its indebtedness has been or will be accelerated. The Company is also not aware that any creditor, including the Lenders and the holders of Senior Subordinated Notes and the Senior Subordinated Discount Notes (collectively, the "Subordinated Notes Holders"), has taken action, or notified the Company that it will take action, to enforce its rights or remedies against the Company or its assets as a result of the defaults described above.

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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In mid 2000, Bowling Worldwide retained financial and legal advisors to assist it in evaluating its restructuring and refinancing alternatives. At the time, management believed the possible alternatives included a consensual, negotiated restructuring, a reorganization under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. (S). 101 et seq. ("Chapter 11") and/or other possible
                                    -- ---
methods for reducing the Company's long-term debt and improving its capital structure. Any alternative selected would likely have a material adverse effect on the ability of AMF Bowling's shareholders to recover their investment in the Common Stock and on the ability of the Subordinated Notes Holders and the holders of the Convertible Debentures and other Company indebtedness to receive interest and principal payments due thereon.

        Bowling Worldwide and its advisors have provided certain information to and held substantive discussions with the steering committees for the Lenders and the Subordinated Notes Holders. The Lenders and the Subordinated Notes Holders have each retained their own separate legal and financial advisors.

        Management now believes that a Chapter 11 filing is the most likely and efficient means to complete the debt restructuring. The Company and the steering committees for the Lenders and the Subordinated Notes Holders are continuing discussions regarding the debt restructuring. The Company believes that these discussions are constructive and progress is being made. Accordingly, at this time management has not made a recommendation to the Board of Directors of Bowling Worldwide (the "Board") with respect to a Chapter 11 filing and the Board has not yet taken any action in this regard. Bowling Worldwide is continuing discussions with the Lenders and the Subordinated Notes Holders about a potential Chapter 11 filing as well as reviewing business, tax and legal issues related to such a filing in order to ensure an orderly proceeding with minimal impact on the Company's operations, employees and customers.

        In order to facilitate a restructuring in a Chapter 11 proceeding, Bowling Worldwide has received proposals for a secured debtor-in-possession financing facility (a "DIP Facility"). Although no assurances can be given, Bowling Worldwide believes that it would have a commitment from the Lenders for a DIP Facility at the time of filing for a reorganization under Chapter 11. Management expects to continue to use operating cash flow to meet its liquidity requirements. Since Bowling Worldwide is in default under the Credit Agreement, the adequacy of the Company's liquidity is and will remain uncertain until the restructuring is completed. Upon a filing under Chapter 11, management believes that the additional borrowing capacity of a DIP Facility would be sufficient to meet the Company's liquidity requirements during the period when the Company would be operating under Chapter 11. No assurances can be given in this regard.

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

        Because retention of key personnel and maintenance of employee morale is critical during a restructuring, in mid 2000, certain bonus, severance and retention programs were approved. The programs extend to senior management and bonus-eligible and stock option-eligible personnel, including all center managers around the world. In March 2001, after consultation with its compensation advisor and financial advisor, the Board approved several enhancements to the year 2001 incentive compensation plan designed to encourage retention and motivate key personnel during the restructuring process. The enhancements included changing the bonus payments to employees currently with annual plans to quarterly payments similar to a plan already in place for center managers. In addition, the Company has committed to pay a minimum of 50% of target bonus in 2001 for those who continue employment in good standing through March 31, 2002.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's financial position, including the default on its debt and the continuing losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, a prompt restructuring, refinancing or Chapter 11 relief, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. Further, a plan of reorganization could materially affect the assets and liabilities reported in the accompanying consolidated financial statements. The quarterly condensed consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of this uncertainty.

Note 2.  Significant Accounting Policies

Basis of Presentation

    The condensed consolidated results of operations of the Company have been presented for the three months ended March 31, 2001 and 2000, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

    As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $5,216 and $6,020 for the three months ended March 31, 2001 and 2000, respectively.

Income Taxes

    The Company is included in the consolidated federal income tax return filed by AMF Bowling. As of March 31, 2001, the Company had net operating losses of approximately $408.8 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $194.2 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the three months ended March 31, 2001 and 2000 primarily reflects certain international taxes.

Comprehensive Loss

    Comprehensive loss was $36,838 and $11,321 for the three months ended March 31, 2001 and 2000, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.   Inventories

    Inventories at March 31, 2001 and December 31, 2000, consisted of the following:

                                                             March 31,      December 31,
                                                               2001             2000
                                                          ------------------------------
                                                            (unaudited)
             Bowling Products, at FIFO:
                 Raw materials                            $      12,087    $      13,142
                 Work in progress                                   947              821
                 Finished goods and spare parts                  28,509           32,824
             Bowling Centers, at average cost:
                 Merchandise and spare parts                      9,471            8,910
                                                          -------------    -------------
                                                          $      51,014    $      55,697
                                                          =============    =============

Note 4.   Property and Equipment

    Property and equipment at March 31, 2001 and December 31, 2000, consisted of the following:

                                                                 March 31,        December 31,
                                                                   2001               2000
                                                              --------------------------------
                                                                (unaudited)
       Land                                                   $     131,320       $    132,041
       Buildings and improvements                                   371,371            374,081
       Equipment, furniture and fixtures                            616,082            623,096
       Other                                                         10,087              7,821
                                                              -------------       ------------
                                                                  1,128,860          1,137,039
       Less: accumulated depreciation and amortization             (401,211)          (381,451)
                                                              -------------       ------------
                                                              $     727,649       $    755,588
                                                              =============       ============

    Depreciation and amortization expense related to property and equipment was $26,386 and $24,770 for the three months ended March 31, 2001 and 2000, respectively.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Long-Term Debt

     As discussed in "Note 1. Business Description - Organization and Restructuring," the Company is in default on its long-term debt. The repayment of the debt is subject to acceleration by the Lenders and as a result, the Company's debt has been reclassified as current. Debt at March 31, 2001 and December 31, 2000, consists of the following:

                                                          March 31,          December 31,
                                                            2001                 2000
                                                       ----------------------------------
                                                         (unaudited)
Bank debt                                                 $ 614,093             $ 614,093
Subsidiary senior subordinated notes                        250,000               250,000
Subsidiary senior subordinated discount notes               277,000               270,472
Mortgage and equipment notes                                  2,969                 1,993
                                                        -----------           -----------
    Total debt                                          $ 1,144,062           $ 1,136,558
                                                        ===========           ===========

     The Company's bank debt (the "Bank Debt") is governed by the Credit Agreement and provides for (i) senior secured term loan facilities aggregating $365.1 million (the "Term Facilities") and (ii) the Bank Facility of up to $255.0 million (together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank, N.A. ("Citibank") is acting as Administrative Agent. As of March 31, 2001, the Company had no available borrowing under the Bank Facility with $249.0 million outstanding and $9.3 million of standby and documentary letters of credit.

    As discussed in "Note 1. Business Description - Organization and Restructuring," Bowling Worldwide is in default on its debt and will not be in compliance with the financial covenants under its Credit Agreement in 2001. As a result of the default under the Credit Agreement, the Company has begun to pay interest to the Lenders at Citibank's customary base rate plus a margin and a 2% increment for default interest rates.

Refinancing Costs

    For the three months ended March 31, 2001, the Company recorded $4.0 million of refinancing charges related to proposed restructuring of long-term debt. The charges primarily include amounts paid for legal and advisory services. See "Note 1. Business Description - Organization and Restructuring" for a description of the refinancing activities.

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

    On September 21, 2000, the United States Securities and Exchange Commission ("SEC") issued a subpoena to AMF Bowling seeking documents concerning the Company's financial statements and accounting practices and policies. On February 2, 2001, AMF Bowling received a notification from the staff of the SEC stating that the investigation was terminated and that no enforcement action was recommended to the SEC.

    In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations will be subject to the automatic stay in the event of a Chapter 11 filing. In management's opinion, these claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.  Business Segments

    The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended March 31, 2001 and 2000, respectively, is presented below (in millions):

                                                                Three Months Ended March 31, 2001
                                         ----------------------------------------------------------------------------------
                                              Bowling Centers            Bowling Products
                                        ---------------------------  -----------------------
                                                   Inter-     Sub-           Inter-    Sub-                 Elim-
                                         U.S.     national   total    U.S.  national   total   Corporate  inations    Total
                                         ----     --------   -----    ----  --------   -----   ---------  --------    -----
Revenue from unaffiliated customers       $145.7     $ 28.4   $174.1  $11.8    $ 19.8   $31.6      $   -        $ -    $205.7
Intersegment sales                             -          -        -    3.0       0.9     3.9          -       (3.9)        -
Operating income (loss)                     27.9        1.5     29.4   (7.2)     (0.1)   (7.3)      (6.6)       0.3      15.8
Identifiable assets                        749.2      285.2  1,034.4  567.4      62.4   629.8       13.1        5.4   1,682.7
Depreciation and amortization               22.1        5.5     27.6    6.1       0.2     6.3        0.3       (0.3)     33.9
Capital expenditures                         4.0        1.4      5.4    0.3       0.3     0.6          -          -       6.0
Research and development expense               -          -        -      -         -       -          -          -         -

                                                                Three Months Ended March 31, 2000
                                       ----------------------------------------------------------------------------------
                                            Bowling Centers            Bowling Products
                                        -------------------------   ------------------------
                                                 Inter-     Sub-           Inter-    Sub-                 Elim-
                                       U.S.     national   total    U.S.  national   total   Corporate  inations    Total
                                       ----     --------   -----    ----  --------   -----   ---------  --------    -----
Revenue from unaffiliated customers     $142.5  $    31.6 $   74.1 $ 15.5 $    19.9 $  35.4  $       -  $       -    $209.5
Intersegment sales                           -          -        -    2.7       0.3     3.0          -       (3.0)        -
Operating income (loss)                   27.3        3.3     30.6   (3.1)     (0.4)   (3.5)      (3.6)       0.4      23.9
Identifiable assets                      794.6      308.3  1,102.9  593.8      69.7   663.5       29.1        3.8   1,799.3
Depreciation and amortization             21.7        5.7     27.4    5.7       0.3     6.0        0.2       (0.4)     33.2
Capital expenditures                       7.3        2.7     10.0    2.4         -     2.4        0.3          -      12.7
Research and development expense             -          -        -    0.1         -     0.1          -          -       0.1


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

    The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of March 31, 2001, and condensed consolidating statements of operations and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the three months ended March 31, 2001 and (ii) elimination entries necessary to combine the entities comprising the Company.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             As of March 31, 2001
                                  (unaudited)
                                (in thousands)

                                                                     Non-
                                                  Guarantor       Guarantor
                                                  Companies       Companies       Eliminations    Consolidated
                                                  ---------       ---------       ------------    ------------
    Assets
    ------
Current assets:
    Cash and cash equivalents                      $   34,703         $   8,197       $       -       $   42,900
    Accounts and notes receivable, net
       of allowance for doubtful accounts              42,825               691               -           43,516
    Accounts receivable - intercompany                  6,380            17,585         (23,965)               -
    Inventories                                        49,753             1,261               -           51,014
    Other current assets                                9,919             4,018               -           13,937
                                                   ----------         ---------       ---------       ----------
          Total current assets                        143,580            31,752         (23,965)         151,367
Notes receivable - intercompany                        50,369             5,663         (56,032)               -
Property and equipment, net                           686,851            39,342           1,456          727,649
Investment in subsidiaries                              6,382                 -          (6,382)               -
Goodwill and other assets                             788,573            15,086               -          803,659
                                                   ----------         ---------       ---------       ----------
                                                   $1,674,782         $  91,843       $ (84,923)      $1,681,702
                                                   ==========         =========       =========       ==========

    Liabilities and Stockholder's Equity
    -----------------------------------
Current liabilities:

    Accounts payable                                 $ 22,212           $   659         $    35        $  22,906
    Accounts payable - intercompany                    17,585             6,380         (23,965)               -
    Accrued expenses                                   86,153             6,042               -           92,195
    Income taxes payable                               (5,036)            5,036               -                -
    Current portion of long-term debt               1,127,059            17,003               -        1,144,062
                                                   ----------         ---------       ---------       ----------
          Total current liabilities                 1,247,973            35,120         (23,930)       1,259,163
Notes payable - intercompany                            5,663            50,369         (56,032)               -
Other long-term liabilities                             6,474               (28)              -            6,446
                                                   ----------         ---------       ---------       ----------
    Total liabilities                               1,260,110            85,461         (79,962)       1,265,609
                                                   ----------         ---------       ---------       ----------
Commitments and contingencies
Stockholder's equity:
    Common stock                                            -                 -               -                -
    Paid-in capital                                 1,045,555            24,321         (22,347)       1,047,529
    Retained deficit                                 (593,711)           (2,521)          1,968         (594,264)
    Accumulated other comprehensive loss              (36,199)          (15,418)         15,418          (36,199)
                                                   ----------         ---------       ---------       ----------
    Total stockholder's equity                        418,383             6,382          (4,961)         417,066
                                                   ----------         ---------       ---------       ----------
    Total liabilities and stockholder's equity    $ 1,675,755          $ 91,843      $  (84,923)     $ 1,682,675
                                                   ==========         =========       =========       ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2001
                                  (unaudited)
                                (in thousands)

                                                                                   Non-
                                                             Guarantor           Guarantor
                                                             Companies           Companies       Eliminations     Consolidated
                                                             ---------           ---------       ------------     ------------
Operating revenue                                               $ 190,020          $ 15,901           $   (239)       $ 205,682
                                                               ----------         ---------           --------        ---------
Operating expenses:
   Cost of goods sold                                              41,123             1,654               (160)          42,617
   Bowling center operating expenses                               89,768             7,714                (79)          97,403
   Selling, general, and administrative expenses                   10,791             1,225                  -           12,016
   Refinancing charges                                              3,970                77                  -            4,047
   Depreciation and amortization                                   31,705             2,123                (34)          33,794
                                                               ----------         ---------           --------        ---------
   Total operating expenses                                       177,357            12,793               (273)         189,877
                                                               ----------         ---------           --------        ---------
Operating income                                                   12,663             3,108                 34           15,805
                                                               ----------         ---------           --------        ---------
Nonoperating expenses (income):
   Interest expense                                                37,847               551                  -           38,398
   Other expenses, net                                              3,430             1,020                  -            4,450
   Interest income                                                  (562)                (4)                 -             (566)
   Equity in loss (income) of subsidiaries                         (1,278)                -              1,278                -
                                                               ----------         ---------           --------        ---------
Total nonoperating expenses                                        39,437             1,567              1,278           42,282
                                                               ----------         ---------           --------        ---------
Income (loss) before income taxes                                 (26,774)            1,541             (1,244)         (26,477)
Provision benefit for income taxes                                  2,493               263                  -            2,756
                                                               ----------         ---------           --------        ---------
Net income (loss)                                               $ (29,267)         $  1,278          $  (1,244)      $  (29,233)
                                                               ==========         =========           ========        =========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 2001
                                  (unaudited)
                                (in thousands)


                                                                             Non-
                                                           Guarantor       Guarantor
                                                           Companies       Companies     Eliminations    Consolidated
                                                           ---------       ---------     ------------    ------------
Cash flows from operating activities:
    Net loss                                                  $ (29,267)      $  1,278       $  (1,244)     $  (29,233)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                               31,705          2,123             (34)         33,794
     Amortization of bond discount                                6,525              -               -           6,525
     Equity in (loss) income of subsidiaries                     (1,278)             -           1,278               -
     (Gain) Loss on the sale of property and
     equipment, net                                                  34              -               -              34
     Changes in assets and liabilities:
      Accounts and notes receivable                              (3,759)          (251)              -          (4,010)
      Receivables and payables - affiliates                         804           (804)              -               -
      Inventories                                                 2,598             89               -           2,687
      Other assets                                                2,721         (1,406)              -           1,315
      Accounts payable and accrued expenses                     (15,183)           736               -         (14,447)
      Income taxes payable                                        2,513            195               -           2,708
      Other long-term liabilities                                  (649)             -               -            (649)
                                                              ---------   ------------   -------------   -------------
    Net cash provided by (used in) operating activities          (3,236)         1,960               -          (1,276)
                                                              ---------   ------------   -------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment                          (4,414)          (625)              -          (5,039)
    Proceeds from sale of property and equipment                     93              -               -              93
                                                              ---------   ------------   -------------   -------------
    Net cash used in investing activities                        (4,321)          (625)              -          (4,946)
                                                              ---------   ------------   -------------   -------------

Cash flows from financing activities:
    Payments of noncompete obligations                              (75)             -               -             (75)
                                                              ---------   ------------   -------------   -------------
    Net cash used in financing activities                           (75)             -               -             (75)
                                                              ---------   ------------   -------------   -------------
    Effect of exchange rates on cash                              5,247         (2,809)              -           2,438
                                                              ---------   ------------   -------------   -------------
    Net decrease in cash                                         (2,385)        (1,474)              -          (3,859)
    Cash and cash equivalents at beginning of period             37,088          9,671               -          46,759
                                                              ---------   ------------   -------------   -------------
    Cash and cash equivalents at end of period                $  34,703      $   8,197       $       -      $   42,900
                                                              =========   ============   =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of the operations of the Company, including but not limited to (a) any statements contained in this report concerning: (i) timing, execution and results of the Company's restructuring process, (ii) the timing or amount of any changes in the interest expense and/or principal repayment obligations of the Company's indebtedness, including the timing of any acceleration of the Company's indebtedness, and the timing of the pursuit of any remedies by the Company's creditors, (iii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (iv) the results of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (v) the results of the Company's efforts to improve the Bowling Products business, (vi) the ability of the Company's management to execute the Company's strategies, (vii) the results of operations and initiatives engaged in with respect to the Company's Bowling Products and Bowling Centers businesses,
(viii) the results of the Company's employee incentive and retention efforts,
(ix) the outcome of existing or potential litigation, (x) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers and (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

    These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the ability of the Company to continue operating as a going concern and successfully emerge from Chapter 11 pursuant to a feasible Chapter 11 reorganization plan that provides for the Company to remain substantially intact, (ii) timing, execution and results of the Company's restructuring or refinancing process,
(iii) the Company's ability to avoid the acceleration of its long term indebtedness, the resulting cross default under such indebtedness and any resulting enforcement of remedies relating to such default, including the filing of an involuntary bankruptcy petition and the foreclosure by the Lenders on collateral for their indebtedness, (iv) the Company's ability, and the ability of its management team, to carry out the Company's business strategies, (v) the Company's ability to maintain liquidity and to have sufficient funds to carry out its capital expenditure program, (vi) the Company's ability to sell equipment to existing bowling markets and participate in sales to new bowling markets in light of the current uncertainty surrounding the Company's financial position, (vii) the continuation of adverse financial results and substantial competition in the Company's Bowling Products business, (viii) the Company's ability to retain and attract experienced bowling center management and other key management personnel, (ix) the Company's ability to successfully implement initiatives designed to improve and retain customer traffic in its bowling centers, (x) the Company's ability to attract and retain league bowlers in its bowling centers and customers in its Bowling Products business, (xi) the risk of adverse political acts or developments in the Company's international markets,
(xii) fluctuations in foreign currency exchange rates , (xiii) continued or increased competition, (xiv) the popularity of bowling, (xv) the decline in general economic conditions, (xvi) adverse judgments in pending or future litigation and (xvii) changes in interest and exchange rates.

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

Bowling Products Reorganization

    As part of management's ongoing review of Bowling Products, the Company announced on May 2, 2001 a major reorganization of such operations. The reorganization included significant staff reductions and other cost cutting measures designed to more effectively align the costs of the Bowling Products business with its revenue, which has decreased dramatically in recent years. The reorganization also restructured the Bowling Products business into five new manufacturing divisions, a global sales and service group and a consolidated accounting, administration and logistics group, with an increased focus on customer service across the business. Management anticipates that this reorganization will enable the Bowling Products business to return to profitability over time.

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

    Bowling Worldwide did not make the cash interest payments of approximately $13.6 million on its Senior Subordinated Notes required on each of September 15, 2000 and March 15, 2001 and the 30 day period to cure the non-payment of interest under the related indenture expired in each instance. Under the indenture, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have had the right, by written notice, since the expiration of a cure period, to declare all amounts owed under the indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes is accelerated, such acceleration would result in a default under the Credit Agreement, the Senior Subordinated Discount Notes, the Convertible Debentures and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. As of May 14, 2001, neither Bowling Worldwide nor AMF Bowling has received notice that any of its indebtedness has been or will be accelerated.

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

    On April 30, 2001, Bowling Worldwide made an interest payment of $10.3 million to the Lenders which represented the sum of (i) a cumulative payment of the amount of interest at the default rate in excess of interest previously paid at the non-default rate for the period from January 1, 2001 to March 31, 2001 and (ii) a payment of interest at the default rate for the period from April 1, 2001 to April 30, 2001.

    As explained above, Bowling Worldwide is in default under the Credit Agreement and the Senior Subordinated Notes and such defaults could result in defaults being declared and the acceleration of the indebtedness under the Credit Agreement, the Senior Subordinated Notes, the Senior Subordinated Discount Notes, the Convertible Debentures and certain other indebtedness of the Company. However, as of May 14, 2001, neither AMF Bowling nor Bowling Worldwide has received notice that any of its indebtedness has been or will be accelerated. The Company is also not aware that any creditor, including the Lenders Subordinated Notes Holders has taken action, or notified the Company that it will take action, to enforce its rights or remedies against the Company or its assets as a result of the defaults described above.

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

    Management now believes that a Chapter 11 filing is the most likely and efficient means to complete the debt restructuring. The Company and the steering committees for the Lenders and the Subordinated Notes Holders are continuing discussions regarding the debt restructuring. The Company believes that these discussions are constructive and progress is being made. Accordingly at this time management has not made a recommendation to the Board with respect to a Chapter 11 filing and the Board has not yet taken any action in this regard. Bowling Worldwide is continuing discussions with the Lenders and the Subordinated Notes Holders about a potential Chapter 11 filing as well as reviewing business, tax and legal issues related to such a filing in order to ensure an orderly proceeding with minimal impact on the Company's operations, employees and customers.

    In order to facilitate a restructuring in a Chapter 11 proceeding, Bowling Worldwide has received proposals for a DIP Facility. Although no assurances can be given, Bowling Worldwide believes that it would have a commitment from the Lenders for a DIP Facility at the time of filing for a reorganization under Chapter 11. Management expects to continue to use operating cash flow to meet its liquidity requirements. Since Bowling Worldwide is in default under the Credit Agreement, the adequacy of the Company's liquidity is and will remain uncertain until the restructuring is completed. Upon a filing under Chapter 11, management believes that the additional borrowing capacity of a DIP Facility would be sufficient to meet the Company's liquidity requirements during the period when the Company would be operating under Chapter 11. No assurances can be given in this regard.

    While it is diligently pursuing a financial restructuring, Bowling
Worldwide is unable to predict if it will be able to arrive at a restructuring plan acceptable to the Lenders and the Subordinated Notes Holders before a filing is made or during a Chapter 11 proceeding. Bowling Worldwide is unable to predict whether it will be able to satisfactorily implement such a plan or whether, in the interim, the Lenders and the Subordinated Notes Holders will continue to forbear from exercising any or all of the remedies available to them, including acceleration of the Company's indebtedness an involuntary bankruptcy proceeding and, in the case of the Lenders, realization on collateral for their indebtedness.

    Because retention of key personnel and maintenance of employee morale is critical during a restructuring, in mid 2000, certain bonus, severance and retention programs were approved. The programs extend to senior management and bonus-eligible and stock option-eligible personnel, including all center managers around the world. In March 2001, after consultation with its compensation advisor and financial advisor, the Board approved several enhancements to the year 2001 incentive compensation plan designed to encourage retention and motivate key personnel during the restructuring process. The enhancements included changing the bonus payments to employees currently with annual plans to quarterly payments similar to a plan already in place for center managers. In addition, the Company has committed to pay a minimum of 50% of target bonus in 2001 for those who continue employment in good standing through March 31, 2002.

Background

    This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Group Holdings' Condensed Consolidated Financial Statements and the notes thereto included elsewhere herein. See also "Note 1. Business Description - Organization and Restructuring" in the Notes to the Condensed Consolidated Financial Statements.

    To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

    The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first three months of 2001 versus 2000 reflect the closing of 5 centers in 2001.

    The Company's Condensed Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's financial position, including the default on its debt and the continuing losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, a prompt restructuring, refinancing or Chapter 11 relief, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. Further, a plan of reorganization could materially affect the assets and liabilities reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of this uncertainty.

                            AMF GROUP HOLDINGS INC.
                            Selected Financial Data
                                  (unaudited)
                           (in millions of dollars)

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                           -------------------------
                                                                              2001             2000
                                                                              ----             ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                           $ 174.1         $ 174.1
                                                                           --------       ---------
Cost of goods sold                                                             16.7            17.3
Bowling center operating expenses                                              97.7            97.0
Selling, general, and administrative expenses                                   1.9             1.8
Refinancing charges                                                             0.8               -
Depreciation and amortization                                                  27.6            27.4
                                                                           --------       ---------
Operating income                                                            $  29.4         $  30.6
                                                                           ========       =========

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                           $  35.5         $  38.4
Cost of goods sold                                                             29.5            29.0
                                                                           --------       ---------
Gross profit                                                                    6.0             9.4
Selling, general, and administrative expenses                                   6.8             6.9
Refinancing charges                                                             0.2               -
Depreciation and amortization                                                   6.3             6.0
                                                                           --------       ---------
Operating loss                                                              $  (7.3)        $  (3.5)
                                                                           ========       =========

Consolidated
------------
Operating revenue                                                           $ 205.7         $ 209.5
Cost of goods sold                                                             42.6            43.4
Bowling center operating expenses                                              97.4            96.9
Selling, general, and administrative expenses                                  12.0            12.1
Refinancing charges                                                             4.0               -
Depreciation and amortization                                                  33.9            33.2
                                                                           --------       ---------
Operating income                                                               15.8            23.9
Interest expense, gross                                                        38.4            29.1
Other (income) expense, net                                                     3.9            (0.7)
                                                                           --------       ---------
Loss before income taxes                                                      (26.5)           (4.5)
Provision for income taxes                                                      2.7             1.0
                                                                           --------       ---------
Net loss before equity in loss of  joint ventures                             (29.2)           (5.5)
Equity in loss of joint ventures                                                  -            (0.1)
                                                                           --------       ---------
Net loss                                                                    $ (29.2)        $  (5.6)
                                                                           ========       =========
Selected Data:
-------------
   EBITDA (a)
     Bowling Centers                                                        $  57.8         $  58.0
     Bowling Products                                                       $  (0.8)         $  2.5

   EBITDA margin
     Bowling Centers                                                           33.2%           33.3%
     Bowling Products                                                          -2.3%            6.5%

---------------------
(a) EBITDA represents operating income before depreciation, amortization and refinancing charges.

Bowling Centers

    The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 507 centers that had been in operation one full fiscal year as of December 31, 2000. Bowling Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the three months ended March 31, 2001, bowling, food and beverage and other revenue represented 59.0%, 27.6% and 13.4% of total Bowling Centers revenue, respectively. For the three months ended March 31, 2000, bowling, food and beverage and other revenue represented 59.2%, 27.4% and 13.4% of total Bowling Centers revenue, respectively.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

    Bowling Centers operating revenue was flat compared with prior year. An increase of $5.0 million, or 3.6%, was attributable to U.S. constant centers, primarily as a result of price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue decreased $3.9 million, or 12.5%, in part due to unfavorable currency translation of results. On a constant currency basis, international constant centers operating revenue would have been flat compared with prior year. An increase of $1.7 million was attributable to four newly acquired U.S. centers and an increase of $1.4 million was attributable to thirteen joint venture centers acquired in December 2000 and two newly constructed centers in Australia. A decrease of $4.3 million in total operating revenue was attributable to sixteen centers that were closed since March 31, 2000.

    Cost of goods sold decreased $0.6 million, or 3.3%, primarily as a result of closing centers.

    Operating expenses increased $0.7 million, or 0.7%. An increase of $2.4 million was attributable to constant centers and an increase of $2.1 million was attributable to new centers. A decrease of $0.8 million was attributable to lower regional, district and support staff operations expenses and a decrease of $3.0 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 56.1% for the first quarter of 2001 compared with 55.7% for the first quarter of 2000.

    Selling, general and administrative expenses increased $0.2 million, or 10.8%, compared with the same period in 2000 primarily as a result of higher international constant centers costs.

    EBITDA decreased $0.2 million, or 0.3%. EBITDA margin for the first quarter of 2001 was 33.2% compared with 33.3% for the first quarter of 2000.

Bowling Products

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

    Bowling Products operating revenue decreased $2.9 million, or 7.6%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) increased $5.0 million, or 42.8%, primarily as a result of improved sales to Asia and Europe. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue decreased $7.9 million, or 29.6%, primarily as a result of decreased sales to Asia and North America. Management believes that its Bowling Products business results have been negatively impacted by the uncertainty surrounding the Company's financial position.

    Gross profit decreased $3.4 million, or 36.2%, primarily as a result of decreased sales volume and manufacturing variances.

    Selling, general and administrative expenses decreased $0.1 million, or 1.4%.

    EBITDA was $(0.8) million in the first quarter of 2001 compared with $2.5 million in the first quarter of 2000. The negative EBITDA margin in the first quarter of 2001 compared with 6.5% in the first quarter of 2000 primarily as a result of the decrease in sales and gross profit.

Consolidated

Depreciation and Amortization

    Depreciation and amortization increased $0.5 million, or 1.5%, in the first quarter of 2001 compared with the same period in 2000. This increase was primarily attributable to incremental depreciation expense as a result of capital expenditures.

Interest Expense

    Gross interest expense increased $9.3 million, or 32.0%, in the first quarter of 2001 compared with the same period in 2000. Interest incurred on bank debt increased primarily due to higher average borrowing rates. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt. Non-cash bond interest amortization totaled $6.5 million for the quarter ended March 31, 2001, compared with $7.2 million for the quarter ended March 31, 2000.

Income Taxes

    The Company is included in the consolidated federal income tax return filed by AMF Bowling. As of March 31, 2001, the Company had net operating losses of approximately $408.8 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $194.2 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the three months ended March 31, 2001 and 2000 primarily reflects certain international taxes.

Net Loss

    Net loss in the quarter ended March 31, 2001 totaled $29.2 million compared with a net loss of $5.6 million in the quarter ended March 31, 2000. In addition to the impact of changes in EBITDA, depreciation, interest and taxes discussed above, the Company recorded $0.1 million in equity in loss of joint ventures in the first quarter of 2000. Additionally, the Company recorded other expense of $3.9 million in the first quarter of 2001 primarily related to foreign exchange losses compared with other income of $0.7 million in the first quarter of 2000.

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

    Working capital on March 31, 2001 was ($1,107.8) million compared with $(1,107.1) million on December 31, 2000, a decrease of $0.7 million. As discussed in "Note 1. Business Description - Organization and Restructuring," the Company is in default on its long-term debt. The repayment of the debt is subject to acceleration by the Lenders and as a result, the Company's debt has been reclassified as current. Decreases in working capital were attributable to an increase of $7.5 million in current portion of long-term debt, a decrease of $4.7 million in inventory and a decrease of $3.9 million in cash. These decreases in working capital were partially offset by increases in working capital attributable to an increase of $0.4 million in accounts receivable, an increase of $1.2 million in other current assets, a decrease of $13.8 million in accounts payable and accrued expenses.

    Net cash used by operating activities was $1.3 million for the three months ended March 31, 2001 compared with net cash provided of $27.2 million for the three months ended March 31, 2000, a difference of $28.5 million. A decrease of $23.6 million was attributable to a net loss of $29.2 million recorded in the first three months of 2001 compared with a net loss of $5.6 million in the same period in 2000, a decrease of $0.1 million due to lower loss in equity of joint ventures, a decrease of $10.0 million attributable to lower levels of accounts payable and accrued expenses, a decrease of $11.0 million attributable to increased levels of accounts receivable and a decrease of $0.7 million due to lower levels of bond amortization. These decreases were partially offset by an increase of $10.3 million attributable to lower levels of inventory, an increase of $3.3 million attributable to changes in income taxes payable and an increase of $3.3 million attributable to changes in other operating activities.

    Net cash used in investing activities was $4.9 million for the three months ended March 31, 2001 compared with $10.0 million for the three months ended March 31, 2000, a difference of $5.1 million. Purchases of property and equipment decreased by $7.7 million in 2001. Proceeds from the sale of property and equipment decreased $2.6 million in 2001. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

    Net cash used in financing activities was $0.1 million for the three months ended March 31, 2001 compared with $15.9 million for the three months ended March 31, 2000, a difference of $15.8 million. Payments on long-term debt decreased $17.8 million. For the three months ended March 31, 2000, the Company made $12.8 million of scheduled principal payments under the Term Facilities and $5.0 million of unscheduled principal payments under the Bank Facility. The Company made no principal payments under the Term Facilities or Bank Facility for the three months ended March 31, 2001. For the three months ended March 31, 2000, $2.0 million was provided by capital contributions by AMF Bowling as permitted under the Credit Agreement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources."

    As a result of the aforementioned, cash decreased by $3.9 million for the three months ended March 31, 2001 compared with a decrease of $0.2 million for the three months ended March 31, 2000.

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

    The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At March 31, 2001, the Company's debt consisted of $614.1 million of borrowings under the Credit Agreement and a mortgage in principal amount of $2.0 million (collectively, the "Senior Debt"), $250.0 million of Senior Subordinated Notes, $277.0 million of Senior Subordinated Discount Notes and $1.0 million represented by a capital lease. At March 31, 2001, the Company's Senior Debt consisted of $365.1 million of term loans, $249.0 million outstanding under the Bank Facility and $3.0 million represented by one mortgage note and a capital lease.

    During the first quarter of 2001, the Company funded its cash needs through cash flows from operations. Bowling Worldwide incurred cash interest expense of $31.5 million in 2001, including $13.6 million on the Senior Subordinated Notes due on March 15, 2001 and not paid and representing 58.7% of EBITDA of $53.7 million for the year. As a result of the default under the Credit Agreement, the Company has begun to pay interest to the Lenders at Citibank's customary base rate plus a margin and a 2% increment for default interest rates. Bowling Worldwide incurred cash interest expense of $21.5 million in 2000, representing 37.7% of EBITDA of $57.1 million for the quarter.

    As of March 31, 2001, the Company had no available borrowing capacity under the Credit Agreement with $249.0 million outstanding and $9.3 million of standby and documentary letters of credit. See "Note 1. Business Description-- Organization and Restructuring" and "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

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

    The Company's capital expenditures were $5.0 million in the first quarter of 2001 compared with $12.7 million in the first quarter of 2000, a decrease of $7.7 million. Bowling Products expenditures decreased $0.3 million. Company-wide information systems expenditures decreased $3.0 million. Investments in Xtreme(TM) bowling equipment at various AMF Bowling centers decreased by $4.4 million.

Seasonality and Market Development Cycles

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

    Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the three months ended March 31, 2001, revenue and EBITDA of international bowling centers represented 13.8% and 13.0% of consolidated revenue and EBITDA, respectively. For the three months ended March 31, 2000, revenue and EBITDA of international bowling centers represented 15.1% and 15.8% of consolidated revenue and EBITDA, respectively.

    The demand for NCPs remains below the peak levels achieved during 1997. Management believes this is the result of continued market weakness in the Asia Pacific region, as well as the limited availability of construction financing for customers and the lack of a significant emerging market to replace China, Korea and Taiwan.

    In an initial response to these soft market conditions as well as the strengthened enforcement of import restrictions in China discussed below, Bowling Products entered into three-year joint distribution agreements with Shanghai Zhonglu Industrial Corporation ("Zhonglu") in June 1999. Under the terms of these agreements, Zhonglu became the exclusive distributor of AMF products in China and Bowling Products became the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and 2000, Bowling Products purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China were slower than anticipated. In September 2000, the Company and Zhonglu amended the distribution agreements to replace the exclusive sales relationship with a non-exclusive relationship. The Company continues to source some component parts from Zhonglu under the revised agreements, but both parties are pursuing alternative sales channels. Management believes that in January 2001, Zhonglu reached an agreement with Brunswick for Brunswick to become the primary global sales organization for Zhonglu products. Management is evaluating how this new relationship impacts the Company's purchase of component parts from Zhonglu.

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

    NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 26.5% of total NCP unit sales in 2001 compared with 22.8% in 2000. Economic difficulties in the Asia Pacific region and increased competition in general have both affected sales of NCPs. NCP sales totaled $16.6 million in the first quarter of 2001, representing an increase of 41.9% from 2000. NCP shipments were 623 units for 2001, representing an increase of 40.0%. See "--Seasonality and Market Development Cycles."

Impact of Inflation

    The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2001 and 2000, respectively.

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

    The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the three months ended March 31, 2001, revenue and EBITDA of international bowling centers represented 13.8% and 13.0% of consolidated revenue and EBITDA, respectively. For the three months ended March 31, 2000, revenue and EBITDA of international bowling centers represented 15.1% and 15.8% of consolidated revenue and EBITDA, respectively.

    The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on the Company's variable rate borrowings under its Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparty to interest rate swap agreements, in all cases such counterparty is a highly-rated financial institution, and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes or speculation. The following table provides information about the Company's fixed and variable rate debt, weighted average interest rates and respective maturity dates (dollar amount in millions.)

                                    Weighted                Weighted
                                    Average     Variable     Average
                         Fixed      Interest      Rate      Interest
            Maturity   Rate Debt      Rate        Debt      Rate (a)
            --------   ---------    --------    --------    --------
            2001(b)     $ 529.0     11.59 %     $614.1       13.28 %
        ----------
         (a) The weighted average interest rate is calculated using the default rates of interest that increases the original weighted average interest rate by 2.0%
         (b) As a result of Bowling Worldwide's defaults under the Senior Subordinated Notes and the Credit Agreement, all long-term debt of the Company has been classified as currently due.

    During March 2000 and September 2000, Bowling Worldwide entered into three interest rate cap agreements with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreements at March 31, 2001:


                                     Notional
                                      Amount
             Expiration Date      (in millions)              Cap Rate (a)
          ---------------------- -----------------         -----------------
          April 1, 2001                 $   200.0               7.7800 %
          October 2, 2001                    15.0               7.5000

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

    In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, an indirect subsidiary of Bowling Worldwide, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

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

    On September 21, 2000, the SEC issued a subpoena to AMF Bowling seeking documents concerning the Company's financial statements and accounting practices and policies. On February 2, 2001, AMF Bowling received a notification from the staff of the SEC stating that the investigation was terminated and that no enforcement action was recommended to the SEC.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

        None.

(b) Reports on Form 8-K:

 A current report was filed on February 6, 2001 stating that on February 5, 2001 AMF Bowling announced that it had received notification from the staff of the SEC stating that it terminated an investigation of the financial statements and accounting practices and policies of AMF Bowling and its subsidiaries and that no enforcement action was recommended to the SEC.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


 /s/ Stephen E. Hare                                May 15, 2001
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)