Form 10-Q
period 2001-06-30
AMF BOWLING WORLDWIDE INC
filed 2001-08-29
CIK 1015535

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________
                                  FORM 10 - Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----
            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                      or

____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                       Commission file number 001-12131

                             _____________________

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

                             ____________________
                                (804) 730-4000
             (Registrant's telephone number, including area code)

                             ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.
                                       ----

At August 5, 2001, 100 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                    PART I
Item 1. Financial Statements

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                                 June 30,            December 31,
                                                                                   2001                  2000
                                                                           --------------------- ----------------------
                                                                                 (unaudited)
    Assets
    ------
Current assets:
    Cash and cash equivalents                                                       $    17,680            $    46,759
    Accounts and notes receivable, net of allowance for
       doubtful accounts of $8,549 and $9,608, respectively                              42,542                 43,070
    Inventories                                                                          47,062                 55,697
    Other current assets                                                                 19,395                 12,789
                                                                           --------------------- ----------------------
       Total current assets                                                             126,679                158,315
Property and equipment, net                                                             714,773                755,588
Other assets                                                                             56,798                 66,331
Goodwill, net                                                                           734,742                746,050
                                                                           --------------------- ----------------------
    Total assets                                                                    $ 1,632,992            $ 1,726,284
                                                                           ===================== ======================

    Liabilities and Stockholder's Equity
    ------------------------------------
Current liabilities:
    Accounts payable                                                                   $ 21,270               $ 26,215
    Accrued expenses                                                                    113,347                102,643
    Current portion of long-term debt                                                 1,144,193              1,136,558
                                                                           --------------------- ----------------------
       Total current liabilities                                                      1,278,810              1,265,416
Other long-term liabilities                                                               6,444                  6,963
                                                                           --------------------- ----------------------
    Total liabilities                                                                 1,285,254              1,272,379
                                                                           --------------------- ----------------------
Commitments and contingencies
Stockholder's equity:
    Common stock (par value $.01 per share, 100 shares authorized,
       issued and outstanding)                                                                -                      -
    Paid-in capital                                                                   1,047,529              1,047,529
    Deficit                                                                            (663,411)              (565,030)
    Accumulated other comprehensive loss                                                (36,380)               (28,594)
                                                                           --------------------- ----------------------
    Total stockholder's equity                                                          347,738                453,905
                                                                           --------------------- ----------------------

    Total liabilities and stockholder's equity                                      $ 1,632,992            $ 1,726,284
                                                                           ===================== ======================

 The accompanying notes are an intergral part of these condensed consolidated balance sheets.

                   AMF GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                                                     Three Months                          Six Months
                                                                    Ended June 30,                       Ended June 30,
                                                            ----------------------------------  ------------------------------
                                                                2001               2000              2001              2000
                                                                ----               ----              ----              ----
Operating revenue                                            $ 151,437         $ 160,697          $ 357,119         $ 370,159
                                                            -----------      ------------       ------------      ------------

Operating expenses:
   Cost of goods sold                                           34,645            37,221             77,262            80,607
   Bowling center operating expenses                            94,033            91,085            191,436           188,024
   Selling, general, and administrative expenses                14,640            12,861             26,656            24,878
   Restructuring charges                                           622                 -                622                 -
   Refinancing charges                                           8,923                 -             12,970                 -
   Depreciation and amortization                                32,813            33,983             66,607            67,220
                                                            -----------      ------------       ------------      ------------
    Total operating expenses                                   185,676           175,150            375,553           360,729
                                                            -----------      ------------       ------------      ------------

    Operating (loss) income                                    (34,239)          (14,453)           (18,434)            9,430
                                                            -----------      ------------       ------------      ------------

Nonoperating expenses (income):
   Interest expense                                             34,147            28,628             72,545            57,670
   Other, net                                                    1,009             1,918              5,459             1,667
   Interest income                                                (570)             (168)            (1,136)             (586)
                                                            -----------      ------------       ------------      ------------
    Total nonoperating expenses                                 34,586            30,378             76,868            58,751
                                                            -----------      ------------       ------------      ------------

    Loss before income taxes                                   (68,825)          (44,831)           (95,302)          (49,321)
    Provision for income taxes                                     323               978              3,079             2,008
                                                            -----------      ------------       ------------      ------------

    Net loss before equity in loss of joint ventures           (69,148)          (45,809)           (98,381)          (51,329)
    Equity in loss of joint ventures                                 -              (510)                 -              (617)
                                                            -----------      ------------       ------------      ------------

    Net loss                                                 $ (69,148)        $ (46,319)         $ (98,381)        $ (51,946)
                                                            ===========      ============       ============      ============

 The accompanying notes are an intergral part of these condensed consolidated financial statements.

                   AMF GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                              Six Months
                                                                            Ended June 30,
                                                                        ------------------------
                                                                           2001         2000
                                                                           ----         ----
Cash flows from operating activities:
   Net loss                                                              $ (98,381)   $ (51,946)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                           66,607       67,220
    Equity in loss of joint ventures                                             -          617
    Amortization of bond discount                                            6,525       14,612
    Loss on the sale of property and equipment, net                            333          195
    Changes in assets and liabilities:
     Accounts and notes receivable, net                                      2,752       (1,543)
     Inventories                                                             5,015      (18,651)
     Other assets                                                           (2,330)      10,993
     Accounts payable and accrued expenses                                   5,303       (6,855)
     Income taxes payable                                                    2,883       (1,820)
     Other long-term liabilities                                              (632)      (2,230)
                                                                        -----------  -----------
   Net cash (used in) provided by operating activities                     (11,925)      10,592
                                                                        -----------  -----------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                         -       (1,792)
   Purchases of property and equipment                                     (18,520)     (32,602)
   Proceeds from the sale of property and equipment                            139        3,334
                                                                        -----------  -----------
   Net cash used in investing activities                                   (18,381)     (31,060)
                                                                        -----------  -----------

Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs                 -       29,100
   Payments on long-term debt                                                    -      (22,125)
   Capital contribution from Parent                                              -        5,000
   Payments of noncompete obligations                                         (118)        (193)
                                                                        -----------  -----------
   Net cash (used in) provided by financing activities                        (118)      11,782
                                                                        -----------  -----------
   Effect of exchange rates on cash                                          1,345       (2,432)
                                                                        -----------  -----------
   Net decrease in cash                                                    (29,079)     (11,118)
   Cash and cash equivalents at beginning of period                         46,759       20,515
                                                                        -----------  -----------
   Cash and cash equivalents at end of period                            $  17,680    $   9,397
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

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Description - Organization and Restructuring

Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 2000, 1999 and 1998 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in AMF Bowling Worldwide, Inc.'s ("Bowling Worldwide") Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission (the "SEC"). The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 400 U.S. bowling centers and 119 international bowling centers ("Bowling Centers"), as of June 30, 2001, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. AMF also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which operates two golf practice ranges.

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

Chapter 11

     General

     On July 2, 2001 (the "Petition Date"), Bowling Worldwide, AMF Group Holdings, AMF Bowling Holdings Inc., AMF Bowling Products, Inc., AMF Bowling Centers Holdings Inc., AMF Worldwide Bowling Centers Holdings, Inc., AMF Bowling Centers, Inc., AMF Beverage Company of Oregon, Inc., AMF Beverage Company of W. Va., Inc., Bush River Corporation, King Louie Lenexa, Inc., 300, Inc., American Recreation Centers, Inc., Michael Jordan Golf Company, Inc., MJG-O'Hare, Inc., AMF Bowling Centers (Aust.) International Inc., AMF Bowling Centers (Hong Kong) International Inc., AMF Bowling Centers International Inc., AMF BCO-UK One, Inc., AMF BCO-UK Two, Inc., AMF BCO-France One, Inc., AMF BCO-France Two, Inc., AMF Bowling Centers Spain, Inc., AMF Bowling Mexico Holding Inc. and Boliches AMF, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Chapter 11 cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-61119-DHA. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Debtors continue to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The non-U.S. subsidiaries of the Company did not file for relief under Chapter 11 of the Bankruptcy Code.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Reorganization Plan Procedures

     The Debtors expect to propose a reorganization plan and to reorganize under Chapter 11. For 120 days after the Petition Date, the Debtors have the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may shorten or extend the Exclusive Period for cause shown, and, as long as the Exclusive Period continues, no other party may file a reorganization plan. The Debtors have the exclusive right to propose and solicit acceptances of a plan of reorganization until October 30, 2001 and December 31, 2001, respectively. In addition, the Debtors may request an extension of the 120 day exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the Debtors fail to file a plan of reorganization or, after filing such a plan, fail to obtain confirmation of such plan, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for the Debtors. Although management expects to file a reorganization plan during the Exclusive Period, there can be no assurance that the reorganization plan proposed by the Debtors will be confirmed by the Bankruptcy Court, or that such plan will be consummated.

     Under the Bankruptcy Code, the rights and treatment of prepetition creditors and equity security holders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 cases or the effect the Chapter 11 cases will have on the Debtors' businesses or their creditors. Notwithstanding the foregoing, management believes that AMF Bowling, as the sole equity security holder of AMF Group Holdings, will not receive any distribution under any reorganization plan.

     Chapter 11 Financing and Other Matters

     On the Petition Date, the Bankruptcy Court authorized the Debtors to pay prepetition and postpetition employee wages, salaries, benefits and certain other employee obligations during their Chapter 11 cases. In addition, the Bankruptcy Court authorized the Debtors to pay certain prepetition obligations owed to critical trade creditors and contractors of the Debtors. The Bankruptcy Court also authorized the Debtors to continue various programs the Debtors maintain for the benefit of their bowling center and bowling products customers, including the honoring of league banking and customer deposits.

     On July 5, 2001, the Debtors obtained a Debtor-in-Possession Financing Facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent. The DIP Loan permits the Debtors to borrow up to $75 million from time to time for general corporate and business purposes, subject to satisfaction of drawing conditions, and the existence of no events of default, that are customary in such facilities. The DIP Loan is secured by a super-priority first lien on the Company's assets. The Bankruptcy Court approved the DIP Loan on August 8, 2001. The DIP Loan expires at the earlier of July 2, 2002 or confirmation by the Bankruptcy Court of a plan of reorganization for the Company. A copy of the Senior Secured Priming Debtor-in-Possession Credit Agreement, as amended, is filed as an Exhibit hereto and incorporated herein by reference.

     On August 3, 2001, the Company filed with the Bankruptcy Court its Schedules of Assets and Liabilities and Statement of Financial Affairs, which detail the assets and liabilities of the Debtors as of the Petition Date, as reflected on the Company's books and records. On July 5, 2001, the Bankruptcy Court set a bar date of September 24, 2001 after which the filing of proof of prepetition claims against the Debtors are no longer accepted. This bar date also applies to the holders of executory contracts and unexpired leases, whether or not the Debtors have assumed or rejected such executory contracts or unexpired leases in accordance with the Bankruptcy Code.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining prior Bankruptcy Court approval. An official committee of unsecured creditors (the "Committee") has been formed by the United States Trustee. The Committee and various other parties in interest, including creditors holding prepetition claims, such as the Company's senior secured lenders (the "Lenders") and bondholders, have the right to appear and be heard on applications of the Debtors relating to business transactions.

     During the pendency of these Chapter 11 cases, no principal payments will be made under the Company's prepetition bank debt (the "Bank Debt") without prior Bankruptcy Court approval. On July 3, 2001, Bowling Worldwide, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

     On July 26, 2001, the Bankruptcy Court approved several components of the Company's Bonus, Severance and Retention Program for Certain Employees (the "Retention Program") to ensure the retention of employees who are actively involved in, and essential to, the Company's restructuring. As approved, the Retention Program consists of (1) employment retention agreements that provide to key managers under specified circumstances a retention bonus, as well as certain severance benefits if they are terminated under specified conditions;
(2) a special bonus plan for selected employees not otherwise eligible for a bonus; (3) an executive retention plan for the Company's Chief Executive Officer and Chief Financial Officer promising to pay them under specified circumstances a retention bonus, and also promising certain severance benefits if their employment terminates under specified conditions; and (4) severance plans for specified employees not otherwise covered by agreements that provide severance benefits.

     On July 30, 2001, the Company's indirect parent, AMF Bowling, Inc. ("AMF Bowling") filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. AMF Bowling also remains in possession of its assets as a debtor-in-possession under the Bankruptcy Code.

     At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 cases. Unsecured claims may be satisfied at a fraction of their face value and the equity interests in the Company may have no value. The Company believes the DIP Loan and cash from operations should provide the Company with adequate liquidity to conduct its business during the Chapter 11 proceedings, although no assurance can be given in this regard. The Company continues to evaluate its operations in light of current and projected operating conditions and the liquidity provided by the DIP Loan and until a plan of reorganization is approved, the Company's long-term liquidity, including the availability of an exit financing facility, and the adequacy of its capital resources cannot be determined. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Basis of Financial Reporting

     The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. The Company's June 30, 2001 statements have not been adjusted to reflect the guidance in SOP 90-7 as the filing occurred subsequent to the date of the financial statements. The Company has not completed its assessment of the impact of SOP 90-7 on its financial statements.

     The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's Chapter 11 cases and related circumstances along with continued losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitability of operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization will likely materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months and six months ended June 30, 2001 and 2000, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated. See "Note
1. Business Description - Organization and Restructuring."

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $5,209 and $10,425 for the three months and six months ended June 30, 2001 and $4,388 and $10,408 for the three months and six months ended June 30, 2000.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that in accordance with SOP 90-7, the majority of its goodwill will be eliminated in fresh start accounting. However, the Company has not completed the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

Income Taxes

     The Company is included in the consolidated federal income tax return filed by AMF Bowling. As of June 30, 2001, the Company had net operating losses of approximately $408.8 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $194.2 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the six months ended June 30, 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses may be significantly limited by future events related to the reorganization of the Debtors.

Comprehensive Loss

     Comprehensive loss was $69,329 and $106,167 for the three months and six months, respectively, ended June 30, 2001, and $50,382 and $61,702 for the three months and six months, respectively, ended June 30, 2000. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.   Inventories

     Inventories at June 30, 2001 and December 31, 2000, consisted of the following:

                                                                     June 30,           December 31,
                                                                       2001                2000
                                                                 ---------------      ---------------
                                                                    (unaudited)
         Bowling Products, at FIFO:
          Raw materials                                             $  9,381              $ 13,142
          Work in progress                                               713                   821
          Finished goods and spare parts                              28,233                32,824
         Bowling Centers, at average cost:
          Merchandise and spare parts                                  8,735                 8,910
                                                                 ------------         -------------
                                                                    $ 47,062              $ 55,697
                                                                 ============         =============

Note 4.   Property and Equipment

     Property and equipment at June 30, 2001 and December 31, 2000, consisted of the following:

                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                        ----------------- -----------------
                                                                          (unaudited)
          Land                                                                $  131,451        $  132,041
          Buildings and improvements                                             375,947           374,081
          Equipment, furniture and fixtures                                      620,821           623,096
          Other                                                                    9,607             7,821
                                                                        ----------------- -----------------
                                                                               1,137,826         1,137,039
          Less: accumulated depreciation and amortization                       (423,053)         (381,451)
                                                                        ----------------- -----------------
                                                                              $  714,773        $  755,588
                                                                        ================= =================

     Depreciation and amortization expense related to property and equipment was $25,185 and $51,571 for the three months and six months, respectively, ended June 30, 2001, and $26,355 and $51,125 for the three months and six months, respectively, ended June 30, 2000.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Long-Term Debt

     As described in "Note 1. Business Description - Organization and Restructuring," on July 5, 2001, the Company obtained the DIP Loan from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent.

     As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company's debt, classified as current at June 30, 2001 and December 31, 2000, consists of the following:

                                                                       June 30,        December 31,
                                                                         2001             2000
                                                                   --------------    --------------
                                                                     (unaudited)
          Bank debt                                                 $   614,093        $   614,093
          Subsidiary senior subordinated notes                          250,000            250,000
          Subsidiary senior subordinated discount notes                 277,000            270,472
          Mortgage and equipment notes                                    3,100              1,993
                                                                   -------------     --------------
               Total debt                                           $ 1,144,193        $ 1,136,558
                                                                   =============     ==============

     The Bank Debt is governed by the Company's credit agreement dated as of May 1, 1996, as amended and restated (the "Credit Agreement") and provides for
(i) senior secured term loan facilities aggregating $365.1 million (the "Term Facilities") and (ii) the Bank Facility of up to $255.0 million (together with the Term Facilities, the "Senior Facilities"). As of June 30, 2001, the Company had no available borrowing under the Bank Facility with $249.0 million outstanding and $8.4 million of standby and documentary letters of credit.

     As a result of the default under the Credit Agreement that existed prior to the Petition Date, the Company paid interest to the Lenders at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates from January 1, 2001 until the Petition Date. During the pendency of the Debtors' Chapter 11 cases, no principal payments will be made on the Bank Debt without prior Bankruptcy Court approval. On July 3, 2001, the Company, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

Refinancing Costs

     For the three months and six months ended June 30, 2001, the Company recorded $9.0 million and $13.0 million, respectively, of refinancing charges related to proposed restructuring of debt. The charges primarily included amounts paid for legal and advisory services and certain payments made in connection with employee retention programs. See "Note 1. Business Description - Organization and Restructuring" for a description of the refinancing activities.

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

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 million to $4 million in damages relating to 38 NCPs purchased from AMF Bowling Products. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

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

     On July 2, 2001, Bowling Worldwide and certain of its subsidiaries, including AMF Bowling Products, filed petitions for relief under Chapter 11 of the Bankruptcy Code. On July 30, 2001 AMF Bowling, Inc. also filed a petition under Chapter 11. The filing of petitions for relief under the Bankruptcy Code stops the enforcement of judgements and the commencement or continuation of certain actions and proceedings. The effect of the stay outside of the United States is uncertain.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations is subject to the automatic stay effected by the Chapter 11 filing. In management's opinion, these claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.  Business Segments

     The Company operates in two major lines of business: operating bowling centers ("Bowling Centers") and manufacturing bowling and related products ("Bowling Products"). Information concerning operations in these businesses for the three months ended June 30, 2001 and 2000, respectively, is presented below (in millions):

                                                                   Three Months Ended June 30, 2001
                                  --------------------------------------------------------------------------------------------------

                                                     Bowling Centers                  Bowling Products
                                            -----------------------------------  ---------------------------
                                                       Inter-      Sub-             Inter-    Sub-                 Elim-
                                              U.S.    national    total     U.S.   national  total    Corporate  inations    Total
                                              ----    --------    -----     ----   --------  -----    ---------  --------    -----
     Revenue from unaffiliated customers     $ 96.9    $ 27.4    $ 124.3   $14.7   $ 12.4    $ 27.1   $     -    $     -   $  151.4
     Intersegment sales                           -         -          -     3.8      2.2       6.0         -       (6.0)         -
     Operating income (loss)                  (14.2)      0.5      (13.7)   (8.5)    (1.4)     (9.9)    (11.3)       0.6      (34.3)
     Identifiable assets                      739.5     280.6    1,020.1   560.5     45.3     605.8       1.4        5.7    1,633.0
     Depreciation and amortization             22.0       4.9       26.9     5.6      0.3       5.9       0.4       (0.5)      32.7
     Capital expenditures                      10.1       3.0       13.1     0.5     (0.2)      0.3       0.1          -       13.5
     Research and development expense             -         -          -       -        -         -         -          -          -

                                                                  Three Months Ended June 30, 2000
                                  -------------------------------------------------------------------------------------------------

                                                          Bowling Centers                   Bowling Products
                                               --------------------------------- --------------------------------
                                                        Inter-     Sub-              Inter-     Sub-               Elim-
                                                U.S.   national    total      U.S.  national   total   Corporate  inations   Total
                                                ----   --------    -----     ----   --------  -----    ---------  --------   -----
     Revenue from unaffiliated customers       $ 98.2   $ 29.0    $ 127.2    $19.1   $ 14.4    $ 33.5   $    -    $    -    $ 160.7
     Intersegment sales                             -        -          -      3.3      1.7       5.0        -      (5.0)         -
     Operating income (loss)                     (9.6)     2.4       (7.2)    (3.0)    (0.2)     (3.2)    (4.3)      0.3      (14.4)
     Identifiable assets                        785.1    301.0    1,086.1    593.2     70.6     663.8      9.3       4.1    1,763.3
     Depreciation and amortization               22.2      5.5       27.7      5.8      0.2       6.0      0.8      (0.5)      34.0
     Capital expenditures                        14.6      2.6       17.2      2.3      0.1       2.4      0.3         -       19.9
     Research and development expense               -        -          -        -        -         -        -         -          -

     Information concerning operations in these businesses for the six months ended June 30, 2001 and 2000, respectively, is presented below (in millions):

                                                                     Six Months Ended June 30, 2001
                                  --------------------------------------------------------------------------------------------------

                                                        Bowling Centers                Bowling Products
                                               --------------------------------- ----------------------------
                                                         Inter-    Sub-              Inter-     Sub-               Elim-
                                                U.S.    national   total    U.S.    national   total  Corporate   inations   Total
                                                ----    --------   -----    ----    --------   -----  ---------   --------   -----
     Revenue from unaffiliated customers       $242.6    $ 55.8  $  298.4  $ 26.5    $ 32.2   $ 58.7   $     -     $   -   $  357.1
     Intersegment sales                             -         -         -     6.8       3.1      9.9         -      (9.9)         -
     Operating income (loss)                     13.7       2.0      15.7   (15.7)     (1.5)   (17.2)    (17.9)      0.9      (18.5)
     Identifiable assets                        739.5     280.6   1,020.1   560.5      45.3    605.8       1.4       5.7    1,633.0
     Depreciation and amortization               44.1      10.4      54.5    11.7       0.5     12.2       0.7      (0.8)      66.6
     Capital expenditures                        13.1       4.4      17.5     0.8       0.1      0.9       0.1         -       18.5
     Research and development expense               -         -         -       -         -        -         -         -          -


                                                                          Six Months Ended June 30, 2000
                                  --------------------------------------------------------------------------------------------------

                                                          Bowling Centers            Bowling Products
                                              ---------------------------------- ------------------------
                                                       Inter-     Sub-             Inter-     Sub-                Elim-
                                               U.S.   national    total     U.S.  national   total   Corporate   inations    Total
                                               ----   --------    -----     ----  --------   -----   ---------   --------    -----
     Revenue from unaffiliated customers      $240.7    $ 60.6   $ 301.3  $ 34.6   $ 34.3    $ 68.9   $   -       $    -   $  370.2
     Intersegment sales                            -         -         -     6.0      2.0       8.0       -         (8.0)         -
     Operating income (loss)                    17.7       5.7      23.4    (6.1)    (0.6)     (6.7)   (7.9)         0.7        9.5
     Identifiable assets                       785.1     301.0   1,086.1   593.2     70.6     663.8     9.3          4.1    1,763.3
     Depreciation and amortization              43.9      11.2      55.1    11.5      0.5      12.0     1.0         (0.9)      67.2
     Capital expenditures                       21.9       5.3      27.2     4.7      0.1       4.8     0.6            -       32.6
     Research and development expense              -         -         -     0.1        -       0.1       -            -        0.1

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8.  Condensed Consolidating Financial Statements

     Bowling Worldwide's 10 7/8% Series B Senior Subordinated Notes and 12 1/4% Series B Senior Subordinated Discount Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the U.S. subsidiaries of Bowling Worldwide (the "Guarantor Companies"). AMF Bowling and the non-U.S. subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness (the "Non-Guarantor Companies").

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of June 30, 2001, and condensed consolidating statements of operations and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the six months ended June 30, 2001 and (ii) elimination entries necessary to combine the entities comprising the Company.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              As of June 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                        Non-
                                                     Guarantor        Guarantor
                                                     Companies        Companies      Eliminations      Consolidated
                                                     ---------        ---------      ------------      ------------
   Assets
   ------
Current assets:
   Cash and cash equivalents                       $    13,590         $  4,090        $       -       $    17,680
   Accounts and notes receivable, net
      of allowance for doubtful accounts                41,837              705                -            42,542
   Accounts receivable - intercompany                    5,193           21,634          (26,827)                -
   Inventories                                          45,743            1,319                -            47,062
   Other current assets                                 14,893            4,502                -            19,395
                                                  ------------       ----------       ----------      ------------
    Total current assets                               121,256           32,250          (26,827)          126,679
Notes receivable - intercompany                         50,889            5,663          (56,552)                -
Property and equipment, net                            671,005           42,284            1,484           714,773
Investment in subsidiaries                               8,046                -           (8,046)                -
Goodwill and other assets                              775,212           16,328                -           791,540
                                                  ------------       ----------       ----------      ------------
   Total assets                                    $ 1,626,408         $ 96,525        $ (89,941)      $ 1,632,992
                                                  ============       ==========       ==========      ============

   Liabilities and Stockholder's Equity
   ------------------------------------
Current liabilities:
   Accounts payable                                $    17,021         $  4,214        $      35       $    21,270
   Accounts payable - intercompany                      21,634            5,193          (26,827)                -
   Accrued expenses                                    102,852           10,495                -           113,347
   Current portion of long-term debt                 1,127,190           17,003                -         1,144,193
                                                  -------------      ----------       -----------     -------------
    Total current liabilities                        1,268,697           36,905          (26,792)        1,278,810
Notes payable - intercompany                             5,663           50,889          (56,552)                -
Other long-term liabilities                              5,759              685                -             6,444
                                                  ------------       ----------       ----------      ------------
   Total liabilities                                 1,280,119           88,479          (83,344)        1,285,254
                                                  ------------       ----------       ----------      ------------
Commitments and contingencies
Stockholder's equity:
   Common stock                                              -                -                -                 -
   Paid-in capital                                   1,045,509           53,992          (51,972)        1,047,529
   Deficit                                            (662,840)         (29,356)          28,785          (663,411)
   Accumulated other comprehensive loss                (36,380)         (16,590)          16,590           (36,380)
                                                  ------------       ----------       ----------      ------------
   Total stockholder's equity                          346,289            8,046           (6,597)          347,738
                                                  ------------       ----------       ----------      ------------

   Total liabilities and stockholder's equity      $ 1,626,408         $ 96,525        $ (89,941)      $ 1,632,992
                                                  ============       ==========       ==========      ============

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Six Months Ended June 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                               Non-
                                                           Guarantor        Guarantor
                                                           Companies        Companies      Eliminations      Consolidated
                                                       --------------     ------------   --------------     --------------
Operating revenue                                           $ 325,645       $   32,421       $     (947)      $    357,119
                                                       --------------     ------------   --------------     --------------

Operating expenses:
   Cost of goods sold                                          74,469            3,427             (634)            77,262
   Bowling center operating expenses                          174,699           17,050             (313)           191,436
   Selling, general, and administrative expenses               23,690            2,966                -             26,656
   Restructuring charges                                          622                -                -                622
   Refinancing charges                                         12,894               76                -             12,970
   Depreciation and amortization                               62,269            4,400              (62)            66,607
                                                       --------------     ------------   --------------     --------------
   Total operating expenses                                   348,643           27,919           (1,009)           375,553
                                                       --------------     ------------   --------------     --------------

Operating income (loss)                                       (22,998)           4,502               62            (18,434)
                                                       --------------     ------------   --------------     --------------

Nonoperating expenses (income):
   Interest expense                                            71,261            1,284                -             72,545
   Other expenses, net                                          3,283            2,176                -              5,459
   Interest income                                             (1,123)             (13)               -             (1,136)
   Equity in income of subsidiaries                              (633)               -              633                  -
                                                       --------------     ------------   --------------     --------------
Total nonoperating expenses                                    72,788            3,447              633             76,868
                                                       --------------     ------------   --------------     --------------

Income (loss) before income taxes                             (95,786)           1,055             (571)           (95,302)
Provision for income taxes                                      2,657              422                -              3,079
                                                       --------------     ------------   --------------     --------------

Net income (loss)                                           $ (98,443)      $      633       $     (571)      $    (98,381)
                                                       ==============     ============  ===============     ==============

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 2001
                                  (unaudited)
                                (in thousands)




                                                                                 Non-
                                                                Guarantor      Guarantor
                                                                Companies      Companies       Eliminations     Consolidated
                                                             --------------  --------------  ----------------  ----------------
Cash flows from operating activities:
    Net (loss) income                                        $      (98,443) $          633  $           (571) $        (98,381)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                  62,269           4,400               (62)           66,607
      Amortization of bond discount                                   6,525               -                 -             6,525
      Equity in income of subsidiaries                                 (633)              -               633                 -
      Loss on the sale of property and equipment, net                   333               -                 -               333
      Changes in assets and liabilities:
      Accounts and notes receivable                                   2,883            (131)                -             2,752
      Receivables and payables - affiliates                           4,955          (4,955)                -                 -
      Inventories                                                     4,948              67                 -             5,015
      Other assets                                                     (749)         (1,581)                -            (2,330)
      Accounts payable and accrued expenses                           3,710           1,593                 -             5,303
      Income taxes payable                                            2,917             (34)                -             2,883
      Other long-term liabilities                                      (449)           (183)                -              (632)
                                                             --------------  --------------  ----------------  ----------------
     Net cash used in operating activities                          (11,734)           (191)                -           (11,925)
                                                             --------------  --------------  ----------------  ----------------

Cash flows from investing activities:
    Purchases of property and equipment                             (16,297)         (2,223)                -           (18,520)
    Proceeds from sale of property and equipment                        139               -                 -               139
                                                             --------------  --------------  ----------------  ----------------
     Net cash used in investing activities                          (16,158)         (2,223)                -           (18,381)
                                                             --------------  --------------  ----------------  ----------------

Cash flows from financing activities:
    Payments of noncompete obligations                                 (118)              -                 -              (118)
                                                             --------------  --------------  ----------------  ----------------
     Net cash used in financing activities                             (118)              -                 -              (118)
                                                             --------------  --------------  ----------------  ----------------
     Effect of exchange rates on cash                                 4,969          (3,624)                -             1,345
                                                             --------------  --------------  ----------------  ----------------
     Net decrease in cash                                           (23,041)         (6,038)                -           (29,079)
     Cash and cash equivalents at beginning of period                36,631          10,128                 -            46,759
                                                             --------------  --------------  ----------------  ----------------
     Cash and cash equivalents at end of period              $       13,590  $        4,090  $              -  $         17,680
                                                             ==============  ==============  ================  ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of the operations of the Company, including but not limited to (a) any statements contained in this report concerning: (i) timing, execution and results of the Company's Chapter 11 proceeding and reorganization plan, (ii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (iii) the results of the Company's plans to improve its bowling centers operations, (iv) the results of the Company's efforts to improve the Bowling Products business, (v) the ability of the Company's management to execute the Company's strategies, (vi) the results of operations and initiatives engaged in with respect to the Company's Bowling Products and Bowling Centers businesses, (vii) the results of the Company's employee incentive and retention efforts, (viii) the outcome of existing or potential litigation, (ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers and (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the ability of the Company to continue operating as a going concern and successfully emerge from Chapter 11 pursuant to a feasible reorganization plan that provides for the Company to remain substantially intact, (ii) the timing, execution and results of the Company's reorganization plan, (iii) the Company's ability, and the ability of its management team, to carry out the Company's business strategies, (iv) the Company's ability to sell bowling equipment in light of the uncertainty surrounding the Company's financial position, (v) the continuation of adverse financial results and substantial competition in the Company's Bowling Products business, (vi) the Company's ability to retain and attract experienced bowling center management and other key management personnel, (vii) the Company's ability to successfully implement initiatives designed to improve and retain customer traffic in its bowling centers, (viii) the Company's ability to attract and retain league bowlers in its bowling centers, (ix) the risk of adverse political acts or developments in the Company's international markets,
(x) fluctuations in foreign currency exchange rates , (xi) continued or increased competition, (xii) the popularity of bowling, (xiii) the decline in general economic conditions, (xiv) adverse judgments in pending or future litigation and (xv) increases in interest rates.

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

Chapter 11

     General

     On July 2, 2001 (the "Petition Date"), Bowling Worldwide, AMF Group Holdings, Inc. ("AMF Group Holdings"), AMF Bowling Holdings Inc., AMF Bowling Products, Inc., AMF Bowling Centers Holdings Inc., AMF Worldwide Bowling Centers Holdings, Inc., AMF Bowling Centers, Inc., AMF Beverage Company of Oregon, Inc., AMF Beverage Company of W. Va., Inc., Bush River Corporation, King Louie Lenexa, Inc., 300, Inc., American Recreation Centers, Inc., Michael Jordan Golf Company, Inc., MJG-O'Hare, Inc., AMF Bowling Centers (Aust.) International Inc., AMF Bowling Centers (Hong Kong) International Inc., AMF Bowling Centers International Inc., AMF BCO-UK One, Inc., AMF BCO-UK Two, Inc., AMF BCO-France One, Inc., AMF BCO-France Two, Inc., AMF Bowling Centers Spain, Inc., AMF Bowling Mexico Holding Inc. and Boliches AMF, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Chapter 11 cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-61119-DHA. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Debtors continue to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The non-U.S. subsidiaries of the Company did not file for relief under Chapter 11 of the Bankruptcy Code.

     Reorganization Plan Procedures

     The Debtors expect to propose a reorganization plan and to reorganize under Chapter 11. For 120 days after the Petition Date, the Debtors have the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may shorten or extend the Exclusive Period for cause shown, and, as long as the Exclusive Period continues, no other party may file a reorganization plan. The Debtors have the exclusive right to propose and solicit acceptances of a plan of reorganization until October 30, 2001 and December 31, 2001, respectively. In addition, the Debtors may request an extension of the 120 day exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the Debtors fail to file a plan of reorganization or, after filing such a plan, fail to obtain confirmation of such plan, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for the Debtors. Although management expects to file a reorganization plan during the Exclusive Period, there can be no assurance that the reorganization plan proposed by the Debtors will be confirmed by the Bankruptcy Court, or that such plan will be consummated.

     Under the Bankruptcy Code, the rights and treatment of prepetition creditors and equity security holders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 cases or the effect the Chapter 11 cases will have on the Debtors' businesses or their creditors. Notwithstanding the foregoing, management believes that AMF Bowling, as the sole equity security holder of AMF Group Holdings, will not receive any distribution under any reorganization plan.

     Chapter 11 Financing and Other Matters

     On the Petition Date, the Bankruptcy Court authorized the Debtors to pay prepetition and postpetition employee wages, salaries, benefits and certain other employee obligations during their Chapter 11 cases. In addition, the Bankruptcy Court authorized the Debtors to pay certain prepetition obligations owed to critical trade creditors and contractors of the Debtors. The Bankruptcy Court also authorized the Debtors to continue various programs the Debtors maintain for the benefit of their bowling center and bowling products customers, including the honoring of league banking and customer deposits.

     On July 5, 2001, the Debtors obtained a Debtor-in-Possession Financing Facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent. The DIP Loan permits the Debtors to borrow up to $75 million from time to time for general corporate and business purposes, subject to satisfaction of drawing conditions, and the existence of no events of default, that are customary in such facilities. The DIP Loan is secured by a super-priority first lien on the Company's assets. The Bankruptcy Court approved the DIP Loan on August 8, 2001. The DIP Loan expires at the earlier of July 2, 2002 or confirmation by the Bankruptcy Court of a plan of reorganization for the Company. A copy of the Senior Secured Priming Debtor-in-Possession Credit Agreement, as amended, is filed as an Exhibit hereto and incorporated herein by reference.

     On August 3, 2001, the Company filed with the Bankruptcy Court its Schedules of Assets and Liabilities and Statement of Financial Affairs, which detail the assets and liabilities of the Debtors as of the Petition Date, as reflected on the Company's books and records. On July 5, 2001, the Bankruptcy Court set a bar date of September 24, 2001 after which the filing of proof of prepetition claims against the Debtors are no longer accepted. This bar date also applies to the holders of executory contracts and unexpired leases, whether or not the Debtors have assumed or rejected such executory contracts or unexpired leases in accordance with the Bankruptcy Code.

     Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining prior Bankruptcy Court approval. An official committee of unsecured creditors (the "Committee") has been formed by the United States Trustee. The Committee and various other parties in interest, including creditors holding prepetition claims, such as the Company's senior secured lenders (the "Lenders") and bondholders, have the right to appear and be heard on applications of the Debtors relating to business transactions.

     During the pendency of these Chapter 11 cases, no principal payments will be made under the Company's prepetition bank debt (the "Bank Debt") without prior Bankruptcy Court approval. On July 3, 2001, Bowling Worldwide, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

     On July 26, 2001, the Bankruptcy Court approved several components of the Company's Bonus, Severance and Retention Program for Certain Employees (the "Retention Program") to ensure the retention of employees who are actively involved in, and essential to, the Company's restructuring. As approved, the Retention Program consists of (1) employment retention agreements that provide to key managers under specified circumstances a retention bonus, as well as certain severance benefits if they are terminated under specified conditions;
(2) a special bonus plan for selected employees not otherwise eligible for a bonus; (3) an executive retention plan for the Company's Chief Executive Officer and Chief Financial Officer promising to pay them under specified circumstances a retention bonus, and also promising certain severance benefits if their employment terminates under specified conditions; and (4) severance plans for specified employees not otherwise covered by agreements that provide severance benefits.

     At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 cases. Unsecured claims may be satisfied at a fraction of their face value and the equity interests in the Company may have no value. The Company believes the DIP Loan and cash from operations should provide the Company with adequate liquidity to conduct its business during the Chapter 11 proceedings, although no assurance can be given in this regard. The Company continues to evaluate its operations in light of current and projected operating conditions and the liquidity provided by the DIP Loan and until a plan of reorganization is approved, the Company's long-term liquidity, including the availability of an exit financing facility, and the adequacy of its capital resources cannot be determined. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Group Holdings' Condensed Consolidated Financial Statements and the notes thereto included elsewhere herein. See also "Note 1. Business Description - Organization and Restructuring" in the Notes to the Condensed Consolidated Financial Statements.

     To facilitate a meaningful year to year comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first six months of 2001 versus 2000 reflect the closing of 8 centers in 2001.

Basis of Financial Reporting

     The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. The Company's June 30, 2001 statements have not been adjusted to reflect the guidance in SOP 90-7 as the filing occurred subsequent to the date of the financial statements. The Company has not completed its assessment of the impact of SOP 90-7 on its financial statements.

     The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's Chapter 11 cases and related circumstances along with continued losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitability of operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization will likely materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

                            AMF GROUP HOLDINGS INC.
                            Selected Financial Data
                                  (unaudited)
                           (in millions of dollars)

                                                                           Three Months                  Six Months
                                                                           Ended June 30,               Ended June 30,
                                                                   ---------------------------- ----------------------------
                                                                         2001          2000           2001           2000
                                                                         ----          ----           ----           ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                       $ 124.3        $ 127.2        $ 298.4       $ 301.3
                                                                   ---------------------------- ----------------------------
Cost of goods sold                                                         13.0           13.5           29.7          30.8
Bowling center operating expenses (a)                                      94.8           91.5          192.5         188.5
Selling, general, and administrative expenses                               2.1            1.7            4.0           3.5
Restructuring charges                                                         -              -              -             -
Refinancing charges                                                         1.2              -            2.0             -
Depreciation and amortization                                              26.9           27.7           54.5          55.1
                                                                   ---------------------------- ----------------------------
Operating income (loss)                                                 $ (13.7)        $ (7.2)        $ 15.7        $ 23.4
                                                                   ============================ ============================

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                        $ 33.1         $ 38.5         $ 68.6        $ 76.9
Cost of goods sold (b)                                                     27.0           28.1           56.5          57.1
                                                                   ---------------------------- ----------------------------
Gross profit                                                                6.1           10.4           12.1          19.8
Selling, general, and administrative expenses (c)                           9.5            7.6           16.3          14.5
Restructuring charges                                                       0.2              -            0.2             -
Refinancing charges                                                         0.4              -            0.6             -
Depreciation and amortization                                               5.9            6.0           12.2          12.0
                                                                   ---------------------------- ----------------------------
Operating loss                                                           $ (9.9)        $ (3.2)       $ (17.2)       $ (6.7)
                                                                   ============================ ============================

Consolidated
------------
Operating revenue                                                       $ 151.4        $ 160.7        $ 357.1       $ 370.2
                                                                   ---------------------------- ----------------------------
Cost of goods sold                                                         34.7           37.2           77.3          80.6
Bowling center operating expenses                                          94.0           91.1          191.4         188.0
Selling, general, and administrative expenses                              14.7           12.8           26.7          24.9
Restructuring charges                                                       0.6              -            0.6             -
Refinancing charges                                                         9.0              -           13.0             -
Depreciation and amortization                                              32.7           34.0           66.6          67.2
                                                                   ---------------------------- ----------------------------
Operating income (loss)                                                   (34.3)         (14.4)         (18.5)          9.5
Interest expense, gross                                                    34.1           28.6           72.5          57.7
Other expense, net                                                          0.4            1.8            4.3           1.1
                                                                   ---------------------------- ----------------------------
Loss before income taxes                                                  (68.8)         (44.8)         (95.3)        (49.3)
Provision for income taxes                                                  0.4            1.0            3.1           2.0
                                                                   ---------------------------- ----------------------------
Net loss before equity in loss of  joint ventures                         (69.2)         (45.8)         (98.4)        (51.3)
Equity in loss of joint ventures                                              -           (0.5)             -          (0.6)
                                                                   ---------------------------- ----------------------------
Net loss                                                                $ (69.2)       $ (46.3)       $ (98.4)      $ (51.9)
                                                                   ============================ ============================

Selected Data:
-------------
   EBITDA (d)
     Bowling Centers                                                    $  14.4        $  20.5        $  72.2       $  78.5
     Bowling Products                                                   $  (3.4)       $   2.8        $  (4.2)      $   5.3

   EBITDA margin (e)
     Bowling Centers                                                       11.6%          16.1%          24.2%         26.1%
     Bowling Products                                                     -10.3%           7.3%          -6.1%          6.9%

-------------------------------------------
(a) Results for the three and six months ended June 30, 2001 include $4.5 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(b) Results for the three and six months ended June 30, 2001 include $0.4 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(c) Results for the three and six months ended June 30, 2001 include $0.1 million and $0.2 million recorded by Bowling Products and Corporate, respectively, for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(d) EBITDA represents operating income before depreciation, amortization, restructuring and refinancing charges.
(e) Represents EBITDA as a percentage of operating revenues.

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 499 centers that had been in operation one full fiscal year as of December 31, 2000. Bowling Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the six months ended June 30, 2001, bowling, food and beverage and other revenue represented 58.4%, 27.5% and 14.1% of total Bowling Centers revenue, respectively. For the six months ended June 30, 2000, bowling, food and beverage and other revenue represented 58.2%, 27.5% and 14.3% of total Bowling Centers revenue, respectively.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

     Bowling Centers operating revenue decreased $2.8 million, or 2.2%, compared with prior year. A decrease of $0.4 million, or 0.4%, was attributable to U.S. constant centers, primarily as a result of lower lineage offset by price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic in the second quarter of 2001. International constant centers operating revenue decreased $2.7 million, or 9.5%, in part due to unfavorable currency translation of results. On a constant currency basis, international constant centers operating revenue would have been $0.3 million lower compared with prior year. Total operating revenue increased by $1.0 million attributable to four newly acquired U.S. centers and increased by $1.4 million attributable to thirteen joint venture centers (which were previously 50% owned) acquired in December 2000 and two newly constructed centers in Australia. A decrease of $2.1 million in total operating revenue was attributable to nine centers that were closed since June 30, 2000.

     Cost of goods sold decreased $0.5 million, or 3.9%, primarily as a result of closing centers.

     Operating expenses increased $3.3 million, or 3.7%. An increase of $5.0 million was attributable to constant centers and an increase of $2.2 million was attributable to new centers. A decrease of $1.1 million was attributable to lower regional, district and support staff operations expenses and a decrease of $2.8 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 76.2% for the second quarter of 2001 compared with 71.9% for the second quarter of 2000. Operating expenses in the second quarter of 2001 reflect an additional accrual of approximately $4.5 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     Selling, general and administrative expenses increased $0.4 million, or 23.6%, compared with the same period in 2000, primarily as a result of higher international constant centers costs.

     EBITDA decreased $6.0 million, or 29.3%. EBITDA margin for the second quarter of 2001 was 11.6% compared with 16.1% for the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Bowling Centers operating revenue decreased $2.8 million compared with prior year. An increase of $4.6 million, or 2.0%, was attributable to U.S. constant centers, primarily as a result of price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic in the first six months of 2001 which offset lower lineage. International constant centers operating revenue decreased $6.6 million, or 11.0%, in part due to unfavorable currency translation of results. On a constant currency basis, international constant centers operating revenue would have been $0.3 million lower compared with prior year. Total operating revenue increased by $2.7 million attributable to four newly acquired U.S. centers and increased by $2.9 million attributable to thirteen joint venture centers (which were previously 50% owned) acquired in December 2000 and two newly constructed centers in Australia. A decrease of $6.4 million in total operating revenue was attributable to nine centers that were closed since June 30, 2000.

     Cost of goods sold decreased $1.1 million, or 3.6%, primarily as a result of closing centers.

     Operating expenses increased $4.0 million, or 2.1%. An increase of $7.5 million was attributable to constant centers and an increase of $4.3 million was attributable to new centers. A decrease of $1.9 million was attributable to lower regional, district and support staff operations expenses and a decrease of $5.9 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 64.5% for the first six months of 2001 compared with 62.6% for the first six months of 2000. Operating expenses in the second quarter of 2001 reflect an additional accrual of approximately $4.5 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     Selling, general and administrative expenses increased $0.6 million, or 17.1%, compared with the same period in 2000, primarily as a result of higher international constant centers costs.

     EBITDA decreased $6.3 million, or 8.0%. EBITDA margin for the first six months of 2001 was 24.2% compared with 26.1% for the first six months of 2000.

Bowling Products

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

     Bowling Products operating revenue includes sales of New Center Packages and Modernization and Consumer Products) decreased $5.4 million, or 14.0%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $6.4 million, or 52.5%, primarily as a result of decreased sales to Asia, Europe and distributors. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $1.0 million, or 3.8%, primarily as a result of increased sales to North America.

     Gross profit decreased $4.3 million, or 41.3%, primarily as a result of decreased sales volume and unabsorbed manufacturing variances. Cost of sales in the second quarter of 2001 reflect an additional accrual of approximately $0.4 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     Selling, general and administrative expenses increased $1.9 million, or 25.0%. Selling, general and administrative expenses in the second quarter of 2001 reflect an additional accrual of approximately $0.1 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     EBITDA was $(3.4) million in the second quarter of 2001 compared with $2.8 million in the second quarter of 2000. The negative EBITDA margin in the second quarter of 2001 compared with 7.3% in the second quarter of 2000, primarily as a result of the decrease in sales and gross profit.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Bowling Products operating revenue decreased $8.3 million, or 10.8%. Revenue from sales of NCPs decreased $1.5 million, or 6.3%, primarily as a result of decreased sales to distributors. Modernization and Consumer Products revenue decreased $6.8 million, or 12.8%, primarily as a result of decreased sales to Asia, Europe and North America.

     Gross profit decreased $7.7 million, or 38.9%, primarily as a result of decreased sales volume and unabsorbed manufacturing variances. Cost of sales in the second quarter of 2001 reflect an additional accrual of approximately $0.4 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     Selling, general and administrative expenses increased $1.8 million, or 12.4%. Selling, general and administrative expenses in the second quarter of 2001 reflect an additional accrual of approximately $0.1 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     EBITDA was $(4.2) million in the first six months of 2001 compared with $5.3 million in the first six months of 2000. The negative EBITDA margin in the first six months of 2001 compared with 6.9% in the first six months of 2000, primarily as a result of the decrease in sales and gross profit.

Consolidated

Depreciation and Amortization

     Depreciation and amortization decreased $1.3 million, or 3.8%, in the second quarter of 2001, and $0.6 million, or 0.9%, in the six months ended June 30, 2001. This decrease was primarily a result of the impact of foreign currency exchange rates which reduced the U.S. dollar amount of depreciation of foreign assets.

Interest Expense

     Gross interest expense increased $5.5 million, or 19.2%, in the second quarter of 2001 and $14.8 million, or 25.6%, in the six months ended June 30, 2001. Interest incurred on Bank Debt increased primarily due to higher average borrowing rates. As a result of the default under the Credit Agreement that existed prior to the Petition Date, the Company paid interest to the Lenders at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates until the Petition Date. See "--Liquidity" and "--Capital Resources" for further discussion of the Bank Debt. Non-cash bond interest amortization totaled zero and $6.5 million for the quarter and six months ended June 30, 2001, respectively, compared with $7.5 million and $14.6 for the quarter and six months ended June 30, 2000, respectively. Bowling Worldwide's 12 1/4% Series B Senior Subordinated Discount Notes (the "Senior Subordinated Discount Notes") began to accrue cash interest on March 16, 2001.

Income Taxes

     The Company is included in the consolidated federal income tax return filed by AMF Bowling. As of June 30, 2001, the Company had net operating losses of approximately $408.8 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $194.2 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the quarter and six months ended June 30, 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses may be significantly limited by future events related to the reorganization of the Debtors.

Net Loss

     Net loss in the second quarter and six months ended June 30, 2001 totaled $69.2 million and $98.4 million, respectively, compared with a net loss of $46.3 million and $51.9 million in the second quarter and six months ended June 30, 2000, respectively. In addition to the impact of changes in EBITDA, depreciation, interest and taxes discussed above, the Company recorded $0.5 million and $0.6 million in equity in loss of joint ventures in the second quarter and six months, respectively, ended June 30, 2000. Additionally, the Company recorded other expense of $0.4 million and $4.3 million in the first quarter and six months ended June 30, 2001, respectively, primarily related to foreign exchange losses compared with other expense of $1.8 million and $1.1 million in the first quarter and the six months ended June 30, 2000, respectively.

Liquidity - Capital Resources - Capital Expenditures

     General

     As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Debtors will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court.

     On August 8, 2001, the Bankruptcy Court approved a $75 million DIP Loan. Subject to compliance with certain conditions that are customary in revolving credit facilities such as this, the DIP Loan is generally available to be drawn on by the Company for its general corporate and business needs. The DIP Loan expires at the earlier of July 2, 2002 or confirmation of a plan of reorganization by the Bankruptcy Court. As of August 22, 2001, the outstanding debt under this facility was approximately $5.0 million. See Note 1. "Business Description - Organization and Restructuring" for further discussion of the DIP Loan.

     The Company believes that cash on hand, amounts available under the DIP Loan and cash from operations will enable the Company to meet its current liquidity and capital expenditure requirements during the Chapter 11 cases, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Company's long-term liquidity, including the availability and terms of an exit financing facility, and the adequacy of its capital resources cannot be determined.

     Liquidity

     Working capital on June 30, 2001 was ($1,152.1) million compared with $(1,107.1) million on December 31, 2000, a decrease of $45.0 million. Prior to the Petition Date, Bowling Worldwide was in default under the Credit Agreement, its Senior Subordinated Discount Notes and its 10 7/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"). As a result of such defaults, the Company's debt has been reclassified as current. Decreases in working capital were attributable to an increase of $7.6 million in current portion of long-term debt, a decrease of $8.6 million in inventory, a decrease if $0.5 million in accounts receivable, an increase of $5.8 million in accounts payable and accrued expenses and a decrease of $29.1 million in cash. These decreases in working capital were partially offset by an increase in working capital attributable to an increase of $6.6 million in other current assets.

     Net cash used by operating activities was $11.9 million for the six months ended June 30, 2001 compared with net cash provided of $10.6 million for the six months ended June 30, 2000, a difference of $22.5 million. A decrease of $46.5 million was attributable to a net loss of $98.4 million recorded in the first six months of 2001 compared with a net loss of $51.9 million in the same period in 2000, a decrease of $0.6 million was due to lower loss in equity of joint ventures, a decrease of $0.6 million was attributable to lower levels of depreciation and amortization, a decrease of $13.3 million was attributable to increased levels of other assets and a decrease of $8.1 million was due to lower levels of bond amortization. These decreases were partially offset by an increase of $23.7 million attributable to lower levels of inventory, an increase of $4.7 million attributable to changes in income taxes payable, an increase of $12.2 million attributable to changes in accounts payable and accrued expenses, an increase $4.4 million attributable to decreased levels of accounts receivable and an increase of $1.6 million attributable to changes in other operating activities.

     Net cash used in investing activities was $18.4 million for the six months ended June 30, 2001 compared with $31.1 million for the six months ended June 30, 2000, a difference of $12.7 million. Purchases of property and equipment decreased by $14.1 million in 2001. Proceeds from the sale of property and equipment decreased $3.2 million in 2001. Acquisitions of operating units, net of cash acquired decreased $1.8 million. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

     Net cash used in financing activities was $0.1 million for the six months ended June 30, 2001 compared with net cash provided of $11.8 million for the six months ended June 30, 2000, a difference of $11.9 million. Proceeds from long-term debt decreased $29.1 million. Payments on long-term debt decreased $22.1 million. For the six months ended June 30, 2000, the Company made $17.1 million of scheduled principal payments under the Term Facilities and $5.0 million of unscheduled principal payments under the Bank Facility. The Company made no principal payments under the Term Facilities or Bank Facility for the six months ended June 30, 2001. For the six months ended June 30, 2000, $5.0 million was provided by capital contributions by AMF Bowling as permitted under the Credit Agreement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources."

     As a result of the aforementioned, cash decreased by $29.1 million for the six months ended June 30, 2001 compared with a decrease of $11.1 million for the six months ended June 30, 2000.

     Capital Resources

     The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At June 30, 2001, the Company's debt consisted of $614.1 million of borrowings under the Credit Agreement, a mortgage in principal amount of $2.0 million and a capital lease in the principal amount of $1.1 million (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's Senior Subordinated Notes and $277.0 million of Senior Subordinated Discount Notes.

     As of June 30, 2001, the Company had no available borrowing capacity under the Credit Agreement with $249.0 million outstanding and $8.4 million of standby and documentary letters of credit. See "Note 1. Business
Description--Organization and Restructuring" and "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

     During the first six months of 2001, the Company funded its cash needs through cash flows from operations. Bowling Worldwide incurred cash interest expense of $64.1 million in 2001, including $13.6 million on the Senior Subordinated Notes due on March 15, 2001 and not paid. During the pendency of the Debtors' Chapter 11 cases, no principal payments will be made on the Bank Debt without prior Bankruptcy Court approval. On July 3, 2001, the Company, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders. For the six months ended June 30, 2000 Bowling Worldwide incurred cash interest expense of $42.6 million.

     Capital Expenditures

     The Company's capital expenditures were $18.5 million in the first six months of 2001 compared with $32.6 million for the first six months of 2000, a decrease of $14.1 million. Bowling Products expenditures decreased $1.0 million. Company-wide information systems expenditures decreased $4.7 million. Bowling Centers maintenance and modernization expenditures decreased $8.4 million primarily as a result of a program to install Xtreme(TM) bowling equipment at most U.S. AMF Bowling centers in 2000.

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

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the six months ended June 30, 2001, revenue and EBITDA of international bowling centers represented 15.6% and 21.2% of consolidated revenue and EBITDA, respectively. For the six months ended June 30, 2000, revenue and EBITDA of international bowling centers represented 16.4% and 22.0% of consolidated revenue and EBITDA, respectively.

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

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 59.2% of total NCP unit sales in 2001 compared with 39.6% in 2000. Economic difficulties in the Asia Pacific region and increased competition in general have both affected sales of NCPs. NCP sales totaled $22.4 million in the six months of 2001, representing a decrease of 6.0% from 2000. NCP shipments were 621 units for 2001, representing a decrease of 30.8%. See "--Seasonality and Market Development Cycles."

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the six months ended June 30, 2001 and 2000, respectively.

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

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the six months ended June 30, 2001, revenue and EBITDA of international bowling centers represented 15.6% and 21.2% of consolidated revenue and EBITDA, respectively. For the six months ended June 30, 2000, revenue and EBITDA of international bowling centers represented 16.4% and 22.0% of consolidated revenue and EBITDA, respectively.

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




                                   Weighted                      Weighted
                                   Average           Variable    Average
                      Fixed        Interest            Rate      Interest
       Maturity     Rate Debt        Rate              Debt      Rate (a)
      ------------ ------------- ------------------ ----------------------------
      2001(b)           $ 530.1         11.59 %          $614.1      12.03 %

      -----------------------------
       (a) The weighted average interest rate is calculated using the default rates of interest that increases the original weighted average interest rate by 2.0%
       (b) As a result of Bowling Worldwide's defaults under the Senior Subordinated Notes and the Credit Agreement, all long-term debt of the Company has been classified as currently due.

     During September 2000, Bowling Worldwide entered into an interest rate cap agreement with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreement at June 30, 2001:


                                             Notional
                                              Amount
                   Expiration Date        (in millions)     Cap Rate (a)
               ------------------------- ----------------- --------------------
               October 2, 2001                     $ 15.0          7.5000 %


     ----------------------------
     (a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

     Bowling Worldwide paid a fixed fee of $7,000 for the interest rate cap. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3-month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rate.

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

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, an indirect subsidiary of Bowling Worldwide, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 million to $4 million in damages relating to 38 NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

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

     On July 2, 2001, Bowling Worldwide and certain of its subsidiaries, including AMF Bowling Products, filed petitions for relief under Chapter 11 of the Bankruptcy Code. On July 30, 2001 AMF Bowling, Inc. also filed a petition under Chapter 11. The filing of petitions for relief under the Bankruptcy Code stops the enforcement of judgements and the commencement or continuation of certain actions and proceedings. The effect of the stay outside of the United States is uncertain.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims, and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations is subject to the automatic stay effected by the Chapter 11 filing. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

       10.1 Senior Secured Priming Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") dated as of July 5, 2001 among Bowling Worldwide, AMF Group Holdings, the Subsidiary Guarantors named in this agreement (the "Subsidiary Guarantors"), the Initial Lenders and the Initial Issuing Bank named in this agreement (the "Initial Lenders") and Citibank, N.A. (the "Agent").

       10.2 Amendment No. 1 to the DIP Credit Agreement dated as of July 27, 2001 among Bowling Worldwide, AMF Group Holdings, the Subsidiary Guarantors, the Initial Lenders and the Agent.

       10.3 Security Agreement dated as of July 5, 2001 from the Grantors referred to in the agreement to the Agent.

(b)  Reports on Form 8-K:  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)


  /s/ Stephen E. Hare                              August 29, 2001
-------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)