Form 10-Q
period 2001-09-30
AMF BOWLING WORLDWIDE INC
filed 2001-12-18
CIK 1015535

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________
                                  FORM 10 - Q

(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 2001
                                      or

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

                             _____________________
                                (804) 730-4000
             (Registrant's telephone number, including area code)

                             _____________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X] .   No _____.
                                       -----

At December 14, 2001, 100 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                    PART I
Item. 1 Financial Statements

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                        September 30,     December 31,
                                                                            2001             2000
                                                                        -----------       -----------
                                                                         (unaudited)
 Assets
 ------
Current assets:                                                         $    18,034       $    46,759
 Cash and cash equivalents
 Accounts and notes receivable, net allowance for
   doubtful accounts of $12,809 and $9,608, respectively                     37,163            43,070
 Inventories                                                                 42,559            55,697
  Other current assets                                                       19,522            12,789
                                                                        -----------       -----------
   Total current assets                                                     117,278           158,315
Property and equipment, net                                                 699,454           755,588
Other assets                                                                 41,399            66,331
Goodwill, net                                                               730,166           746,050
                                                                        -----------       -----------
 Total assets                                                           $ 1,588,297       $ 1,726,284
                                                                        ===========       ===========

 Liabilities and Stockholder's Equity
 ------------------------------------
Current liabilities not subject to resolution in Chapter 11:
 Accounts payable                                                       $    17,159       $    26,215
 Accrued expenses                                                            75,523           102,643
 Current portion of long-term debt                                                -           522,465
 Bank debt                                                                  614,556           614,093
                                                                        -----------       -----------
   Total current liabilities not subject to resolution in Chapter 11        707,238         1,265,416
Other long-term liabilities not subject to resolution in Chapter 11           6,369             6,963
Liabilities subject to resolution in Chapter 11                             592,309                 -
                                                                        -----------       -----------
 Total liabilities                                                        1,305,916         1,272,379
                                                                        -----------       -----------
Commitments and contingencies
Stockholder's equity:
 Common stock (par value $.01 per share, 100 shares authorized,
  issued and outstanding)                                                         -                 -
 Paid-in capital                                                          1,047,529         1,047,529
 Deficit                                                                   (727,482)         (565,030)
 Accumulated other comprehensive loss                                       (37,666)          (28,594)
                                                                        -----------       -----------
 Total stockholder's equity                                                 282,381           453,905
                                                                        -----------       -----------
 Total liabilities and Stockholder's equity                             $ 1,588,297       $ 1,726,284
                                                                        ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                                                 Three Months                  Nine Months
                                                               Ended September 30,          Ended September 30,
                                                            ------------------------     -------------------------
                                                              2001            2000         2001             2000
                                                              ----            ----         ----             ----
Operating revenue                                          $ 156,199       $ 162,128     $ 513,318      $  532,287
                                                           ---------       ---------     ---------      ----------
Operating expenses:
   Costs of goods sold                                        38,864          37,794       116,126         118,401
   Bowling center operating expenses                          92,256          92,584       283,692         280,608
   Selling, general, and administrative expenses              21,398          14,510        48,054          39,388
   Restructuring, refinancing and other charges                3,703           2,244        17,295           2,244
   Depreciation and amortization                              32,470          32,798        99,077         100,018
                                                           ---------       ---------     ---------      ----------
     Total operating expenses                                188,691         179,930       564,244         540,659
                                                           =========       =========     =========      ==========

     Operating loss                                          (32,492)        (17,802)      (50,926)         (8,372)
                                                           =========       =========     =========      ==========

Nonoperating expenses (income):
   Interest expense (a)                                       17,175          32,003        89,720          89,673
   Other, net                                                 (1,781)          2,336         3,678           4,003
   Interest income                                              (254)           (994)       (1,390)         (1,580)
                                                           ---------       ---------     ---------      ----------
     Total nonoperating expenses                              15,140          33,345        92,008          92,096
                                                           =========       =========     =========      ==========

     Loss before reorganization items and income taxes       (47,632)        (51,147)     (142,934)       (100,468)
Reorganization items, net                                     16,195               -        16,195               -
                                                           ---------       ---------     ---------      ----------

     Loss before income taxes                                (63,827)        (51,147)     (159,129)       (100,468)
Provision for income taxes                                       244             878         3,323           2,886
                                                           ---------       ---------     ---------      ----------
     Net loss before equity in loss of joint ventures        (64,071)        (52,025)     (162,452)       (103,354)
Equity in loss of joint ventures                                   -            (104)            -            (721)
                                                           ---------       ---------     ---------      ----------
     Net loss                                              $ (64,071)      $ (52,129)    $(162,452)     $ (104,075)
                                                           =========       =========     =========      ==========

_______________________
(a) For the three months ended September 30, 2001, the Company excluded approximately $15.3 million of interest on certain prepetition debt obligations considered to be undersecured and subject to resolution in Chapter 11. See "Note
6. Long-Term Debt."

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                                   Nine Months
                                                                                                Ended September 30,
                                                                                        ------------------------------------
                                                                                           2001                    2000
                                                                                           ----                    ----
Cash flows from operating activities:
   Net loss                                                                            $ (162,452)               $(104,075)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                          99,077                  100,018
    Reorganization items, net                                                              16,195                        -
    Equity in loss of joint ventures                                                            -                      721
    Amortization of bond discount                                                           6,525                   22,240
    (Gain) Loss on the sale of property and equipment, net                                    (40)                     205
    Changes in assets and liabilities:
      Accounts and notes receivable, net                                                   10,539                   (9,807)
      Inventories                                                                           9,882                  (18,699)
      Other assets                                                                         (2,296)                  10,650
      Accounts payable and accrued expenses                                                21,063                   (5,609)
      Income taxes payable                                                                  3,387                     (738)
      Other long-term liabilities                                                           3,713                   (3,862)
                                                                                       ----------                ---------
    Net cash provided by (used in) operating activities                                     5,593                   (8,956)
                                                                                       ==========                =========

Cash flows from investing activities:
    Acquisitions of operating units, net cash provided                                          -                   (5,350)
    Purchases of property and equipment                                                   (34,172)                 (49,497)
    Proceeds from the sale of property and equipment                                          302                    3,345
                                                                                       ----------                ---------
    Net cash used in investing activities                                                 (33,870)                 (51,502)
                                                                                       ==========                =========

Cash flows from financing activities:
    Proceeds from long-term debt, net of deferred financing costs                               -                   85,000
    Payments on long-term debt                                                                  -                  (26,407)
    Proceeds from DIP Loan                                                                  5,000                        -
    Payments on DIP Loan                                                                   (5,000)                       -
    Capital contribution from Parent                                                            -                    6,837
    Payments of noncompete obligations                                                       (126)                    (193)
                                                                                       ----------                ---------
    Net cash (used in) provided by financing activities                                      (126)                  65,237
                                                                                       ----------                ---------
    Effect of exchange rates on cash                                                         (322)                  (1,218)
                                                                                       ----------                ---------
    Net (decrease) increase in cash                                                       (28,725)                   3,561
    Cash and cash equivalents at beginning of period                                       46,759                   20,515
                                                                                       ----------                ---------
    Cash and cash equivalents at end of period                                         $   18,034                $  24,076
                                                                                       ==========                =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description - Organization and Restructuring

Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 2000, 1999 and 1998 audited consolidated financial statements of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company") presented in the Annual Report on Form 10-K for AMF Bowling Worldwide, Inc. ("Bowling Worldwide") for the fiscal year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission (the "SEC"). The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 400 U.S. bowling centers and 118 international bowling centers ("Bowling Centers"), as of September 30, 2001, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns and certain spare parts, and the resale of allied products such as bowling balls, bags, shoes and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiard tables and owns the Michael Jordan Golf Company, which operates two golf practice ranges.

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


Chapter 11

     General

     On July 2, 2001 (the "Petition Date"), Bowling Worldwide, AMF Group Holdings and certain of their subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Debtors continue to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court.

     On July 5, 2001, the Debtors obtained a Debtor-in-Possession Financing Facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A. ("Citibank"), as Collateral Agent and Administrative Agent. The DIP Loan permits the Debtors to borrow up to $75 million from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. The DIP Loan is secured by a super-priority first lien on the Debtors' assets. The DIP Loan expires at the earlier of July 2, 2002 or the effective date of confirmation by the Bankruptcy Court of a plan of reorganization for the Debtors. The Debtors believe the DIP Loan and cash from operations should provide the Debtors with adequate liquidity to conduct their business during Chapter 11, although no assurance can be given in this regard. As of December 14, 2001, after providing for outstanding letters of credit, the Company had approximately $71.1 million available for borrowing under the DIP Loan. There were no outstanding borrowings under the DIP Loan.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On July 30, 2001, AMF Group Holdings' parent, AMF Bowling, filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. AMF Bowling's case is being administered separately from the Debtors' cases. AMF Bowling also remains in possession of its assets as a debtor-in-possession under the Bankruptcy Code.

     Reorganization Plan

     On August 31, 2001, the Debtors filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code along with a Disclosure Statement for Debtors' Joint Plan of Reorganization. The Debtors filed an Amended Joint Plan of Reorganization and Disclosure Statement on October 4, 2001. The Debtors filed a Second Amended Joint Plan of Reorganization (as may be further amended, the "Plan") and accompanying Disclosure Statement (the "Disclosure Statement") on November 7, 2001. The Debtors filed a revised Plan and Disclosure Statement on November 15, 2001 to incorporate certain non-material changes to the Plan and the Disclosure Statement.

     On November 8, 2001, the Bankruptcy Court entered an order approving the Disclosure Statement and scheduling a hearing on confirmation of the Plan for January 10 and 11, 2002 (the "Order Approving Disclosure Statement"). On November 19, 2001, the claims and balloting agent, Bankruptcy Services LLC ("BSI"), mailed the Order Approving Disclosure Statement, the Disclosure Statement, the Plan, a ballot and certain other notices and documents to those parties entitled to receive them. Those parties who are eligible to vote on the Plan must return properly completed ballots to BSI on or before January 4, 2002.

     The Plan is a result of negotiations with the Senior Secured Lenders (the "Lenders") and has the support of the Debtors and the Lenders. The Disclosure Statement describes certain aspects of the Plan, the Debtors' business operations, significant events occurring prior to and during the Chapter 11 and related matters. The Disclosure Statement is intended solely as a summary of the provisions of the Plan and certain related matters. For a complete understanding of the Plan, parties in interest, including shareholders of AMF Bowling, should read the Disclosure Statement, including the Plan, and the other exhibits and schedules thereto in their entirety. The Disclosure Statement is not filed as an exhibit to this Form 10-Q or incorporated by reference herein. The Plan is filed as an exhibit to this Form 10-Q.

     Pursuant to the Plan, on the first business day on or after the Bankruptcy Court enters an order confirming the Plan, no stay of such order is in effect, and that all conditions precedent set forth in the Plan are met (the "Effective Date"), all existing securities issued by the Debtors and all claims against the Debtors will be extinguished and certain of the Debtors, including AMF Group Holdings, will be dissolved. New common stock in Bowling Worldwide (collectively with the other surviving Debtors, the "Reorganized Debtors") will be issued with a par value of $.01 per share (the "New AMF Common Stock"). In addition, Bowling Worldwide will issue 13% Senior Subordinated Notes in the principal amount of $150.0 million in accordance with the terms of an indenture to be dated as of the Effective Date (the "New AMF Notes"). The Plan also provides that Bowling Worldwide may borrow up to $350.0 million from either a third party lender or from its Lenders, of which $300.0 million may be used to satisfy certain cash payments required by the Plan (the "Exit Facility").

     The Plan also describes how claims against and equity interests in the Debtors will be treated upon the emergence of the Debtors from Chapter 11. In satisfaction of the Lenders' claims, the Lenders will receive on the Effective Date a combination of cash, New AMF Notes and all of the New AMF Common Stock. The Debtors' unsecured creditors will receive a pro rata share of warrants to purchase up to 12% percent of the fully diluted shares of New AMF Common Stock without giving effect to management options. AMF Bowling, the holder of all of the equity interests in AMF Group Holdings, will not receive any distribution on account of its equity interest.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On November 15, 2001, Bowling Worldwide executed a commitment letter with Bankers Trust Company ("Bankers Trust") whereby Bankers Trust agreed to provide the Exit Facility which satisfies the terms of the Plan (the "Commitment Letter") along with a letter agreement with Bankers Trust and Deutsche Banc Alex. Brown, Inc. outlining the various fees to be charged in association with the Exit Facility (the "Fee Agreement"). Pursuant to the Commitment Letter, the Exit Facility will be a $300.0 million term facility, which will be comprised of a Tranche A facility in the amount of $100.0 million and a Tranche B facility in the amount of $200.0 million (together, the "Term Facility"), and a $50.0 million revolving credit facility (the "Revolver"). According to the terms and conditions of the Commitment Letter, the Term Facility will be made available at the Effective Date and the proceeds will be used to make cash payments to satisfy certain claims and expenses to be paid in cash under the Plan. The Revolver will be available for the Company's working capital needs post-reorganization and will not be available for draw at the Effective Date, other than the rollover of certain letters of credit outstanding on that date in an aggregate amount not to exceed $7.5 million.

     By order dated November 26, 2001 (the "Exit Facility Order"), the Bankruptcy Court approved the Commitment Letter and the Fee Agreement. The Commitment Letter requires the Exit Facility to close by February 28, 2002, however, there is no certainty that the Exit Facility will close by that date. The official committee of unsecured creditors (the "Committee") appealed the Exit Facility Order to the United States District Court for the Eastern District of Virginia. The Committee did not file a motion for a stay pending appeal with the Bankruptcy Court and, therefore, the Exit Facility Order remains in full force and effect.

      The Debtors are evaluating certain of their bowling center operations, especially these operated on leased premises, and may elect to close a number of these bowling centers. Management believes these closures will not have an adverse impact on the Company's consolidated cash flow.

     At this time, it is not possible to predict whether the Bankruptcy Court will confirm the Plan and, if it does not, the outcome, or the financial impact on the Company, of the Chapter 11. Under the Plan, unsecured claims will be satisfied at a fraction of their face value and the equity interests in AMF Group Holdings will have no value. The Company believes the DIP Loan and cash from operations should provide the Company with adequate liquidity to conduct its business during the Chapter 11, although no assurance can be given in this regard. In addition, if the Plan is not confirmed, the DIP Loan expires on July 2, 2002 and at such time, absent the Debtors obtaining another facility, the Debtors will not have adequate liquidity to conduct their businesses. The Company continues to evaluate its operations in light of the current and projected operating environment and the liquidity provided by the DIP Loan, and until a plan of reorganization is confirmed, the Company's long-term liquidity, including the availability of an exit financing facility, and the adequacy of its capital resources cannot be assured. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                           (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Basis of Financial Reporting

     The Company's quarterly condensed consolidated financial statements have been prepared in accordance with of the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 should distinguish transactions and events directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify certain pre-petition liabilities as subject to resolution. Pre-petition liabilities are reported on the basis of the expected amount of allowed claim for those liabilities, as opposed to the amount for which allowed claims may be settled. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items, net. The Company continues to assess the impact of SOP 90-7 on its financial statements. See "Note 5. Liabilities Subject to Resolution" and "Note 7. Reorganization and Refinancing Items, Net and Other Charges" for further discussion of Chapter 11 transactions and events recorded in the periods ended September 30, 2001.

     Upon emergence from Chapter 11, the Company will apply certain accounting rules in accordance with SOP 90-7 ("Fresh Start Accounting") which, among other things, will result in a reevaluation of the Company's balance sheet. The assets will be valued in accordance with Accounting Principles Board Opinion 16, "Business Combinations," and liabilities will be stated at present values of amounts to be paid. The Company has not completed its assessment of the impact of the application of Fresh Start Accounting, but believes it will eliminate goodwill not previously written off under Statement of Financial Accounting Standard ("SFAS") No. 142, (See "Note 2. Significant Accounting Policies") and write-down the value of certain long-lived assets.

     The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's Chapter 11 and related circumstances along with continued losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitability of operations, and the ability to generate sufficient cash from operations and financing sources to meet future obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Plan, if approved, or any other plan of reorganization will materially change the amounts reported in future condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a result of a plan of reorganization.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months and nine months ended September 30, 2001 and 2000, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated. See "Note
1. Business Description - Organization and Restructuring."

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $5,209 and $15,634 for the three months and nine months ended September 30, 2001 and $5,253 and $15,661 for the three months and nine months ended September 30, 2000.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company believes that substantially all of its goodwill will be written off effective January 1, 2002 in connection with the adoption of SFAS No. 142. The Company believes that any goodwill not written off in accordance with SFAS No. 142 will be eliminated in conjunction with the application of Fresh Start Accounting. However, the Company has not completed the process of evaluating the financial statement impact of the Plan or any other plan of reorganization on its goodwill or the effects of the adoption of SFAS No. 142.

Income Taxes

     The Company is included in the consolidated federal income tax returns filed by AMF Bowling. As of September 30, 2001, the Company had net operating losses of approximately $408.8 million and foreign tax credits of $11.5 million that may carry over to future years to offset U.S. income taxes. The foreign tax credits have begun to expire in 2001 and, absent future events related to the reorganization, the net operating losses will begin to expire in 2011. The Company has recorded a valuation reserve, as of December 31, 2000, of $194.2 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not be able to utilize prior to expiration. The tax provision recorded for the nine months ended September 30, 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses may be significantly limited by future events related to the reorganization of the Debtors.

Comprehensive Loss

     Comprehensive loss was $65,357 and $171,524 for the three months and nine months, respectively, ended September 30, 2001, and $57,232 and $118,934 for the three months and nine months, respectively, ended September 30, 2000. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Inventories

     Inventories at September 30, 2001 and December 31, 2000, consisted of the following:

                                              September 30,     December 31,
                                                  2001             2000
                                              -------------     ------------
                                               (unaudited)

        Bowling Products, at FIFO:
          Raw materials                         $     7,884       $   13,142
          Work in progress                            2,180              821
          Finished goods and spare parts             24,072           32,824
        Bowling Centers, at average cost:
          Merchandise and spare parts                 8,423            8,910
                                              -------------     ------------
                                                $    42,559       $   55,697
                                              =============     ============

Note 4. Property and Equipment

     Property and equipment at September 30, 2001 and December 31, 2000, consisted of the following:

                                                              September 30,     December 31,
                                                                  2001            2000
                                                              -------------    ------------
                                                               (unaudited)
        Land                                                   $    131,357     $   132,041
        Buildings and improvements                                  379,525         374,081
        Equipment, furniture and fixtures                           623,037         623,096
        Other                                                        10,634           7,821
                                                              -------------    ------------
                                                                  1,144,553       1,137,039
        Less: accumulated depreciation and amortization            (445,099)       (381,451)
                                                              -------------    ------------
                                                               $    699,454     $   755,588
                                                              =============    ============

     Depreciation and amortization expense related to property and equipment was $25,065 and $76,636 for the three months and nine months, respectively, ended September 30, 2001, and $25,654 and $76,779 for the three months and nine months, respectively, ended September 30, 2000.

     The accounting value of the Company's property and equipment will be adjusted in conjunction with Fresh Start Accounting. The Company has not completed the process of evaluating the financial statement impact of such adjustment.

Note 5. Liabilities Subject to Resolution

     The principal categories of liabilities classified as liabilities subject to resolution under Chapter 11 as of September 30, 2001 consisted of the following:

          10 7/8% Senior subordinated notes                     $ 250,000
          12 1/4% Senior subordinated discount notes              277,000
          Other long-term debt                                      3,109
          Unpaid interest on the Notes                             45,014
          Accounts payable and other                               17,186
                                                               ----------
                                                                $ 592,309
                                                               ==========

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Long-Term Debt

     As described in "Note 1. Business Description - Organization and Restructuring," on July 5, 2001, the Company obtained the DIP Loan from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent. As of December 14, 2001, after providing for outstanding letters of credit, the Company had approximately $71.1 million available for borrowing under the DIP Loan. The Company failed to provide certain financial information to the DIP Loan lenders by November 15, 2001 as required by the DIP Loan. Such lenders have waived, should any default or event of default have occured, the effect of any such event of default.

     As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11. The Company's debt, classified as current at September 30, 2001 and December 31, 2000, consisted of the following:


                                                     September 30,  December 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (unaudited)
   Bank debt (a)                                      $   614,556   $   614,093
   Subsidiary senior subordinated notes (b)                     -       250,000
   Subsidiary senior subordinated discount notes (b)            -       270,472
   Mortgage and equipment notes (b)                             -         1,993
                                                      -----------   -----------
      Total debt                                      $   614,556   $ 1,136,558
                                                      ===========   ===========

     __________________________
(a) Bank debt represents the amount owed under a credit agreement dated as of May 1, 1996, as amended and restated (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank and certain of its affiliates, and certain other bank, financial institutions and institutional lenders (the "Bank Debt"). The Bank Debt is believed to be fully secured, is expected to be settled for the amount reported, and is, therefore, reported separately from liabilities subject to resolution in Chapter 11.

(b) Amount included in liabilities subject to resolution in Chapter 11 as of September 30, 2001. See "Note 5. Liabilities Subject to Resolution."

     As a result of the default under the Credit Agreement that existed prior to the Petition Date, the Company paid interest to the Lenders at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates from January 1, 2001 until the Petition Date. During the pendency of the Debtors' Chapter 11, no principal payments will be made on the Bank Debt without prior Bankruptcy Court approval. On July 3, 2001, the Company, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

Interest Expense

     During the Chapter 11, Bowling Worldwide is accruing interest at the default rate and paying interest due at the contract rate under the Credit Agreement. As of the Petition Date, Bowling Worldwide discontinued accruing interest on certain prepetition debt obligations considered to be under secured and subject to resolution, likely at amounts less than reported. If such interest had continued to be accrued, interest expense for the three month period ended September 30, 2001 would have been approximately $15.3 million higher than the reported amount.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Reorganization and Refinancing Items, Net and Other Charges

Reorganization Items, Net

     A summary of the principal categories of reorganization items, net consisted of the following:

               Write off deferred financing costs (a)          $  9,231
               Professional fees                                  2,937
               Employee retention program (b)                     1,653
               Other                                              2,374
                                                              ---------
                                                               $ 16,195
                                                              =========

          _____________________
          (a) Represents financing costs associated with amounts borrowed under the Credit Agreement and with the March 1996 issuance of Bowling Worldwide's 10 7/8% Series B Senior Subordinate Notes and 12 1/4% Series B Senior Subordinated Discount Notes (collectively, the "Notes").
          (b) Represents a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who are actively involved in, and essential to, the Company's restructuring. Amounts are accrued on a monthly basis and will be paid as authorized by the Bankruptcy Court.

The Debtors are evaluating certain of their bowling center operations, especially those operated on leased premises, and may elect close a number of these bowling centers. Management believes these closures will not have an adverse impact on the Company's consolidated cash flow.

Restructuring, Refinancing and Other changes

     For the nine months ended September 30, 2001, the Company recorded approximately $13.0 million, respectively, of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date, for legal and advisory services and certain payments made in connection with employee retention programs.

     See "Note 1. Business Description - Organization and Restructuring" for a description of the Chapter 11 activities.

Note 8. Commitments and Contingencies

Litigation and Claims -

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc., an indirect subsidiary of Bowling Worldwide ("AMF Bowling Products"), in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 million to $4 million in damages relating to 38 New Center Packages ("NCPs") purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     In November, 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the People's Court issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF Bowling Products. AMF Bowling Products filed an appeal to the Supreme People's Court in Beijing, China (the "Supreme Court"). The Supreme Court declined to review the case and the People's Court judgment is now final.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     AMF Bowling Products and Hai Heng have signed a settlement agreement under which the judgment of the People's Court against AMF Bowling Products will be satisfied in full by AMF Bowling Products paying Hai Heng $150 thousand and not disputing Hai Heng's seizure of approximately $940 thousand formerly on deposit in AMF Bowling Products' Beijing bank account.

     In April 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased Common Stock in the Company's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. The Bankruptcy Court has stayed discovery in the litigation until January 16, 2002. Management believes that the litigation is without merit and has been and intends to continue to defend it vigorously.

     On July 2, 2001, the Debtors filed petitions for relief under Chapter 11. On July 30, 2001, AMF Bowling also filed a petition under Chapter 11. The filing of petitions for relief under the Bankruptcy Code stops the enforcement of judgments and the commencement or continuation of certain actions and proceedings, including claims alleged against AMF Bowling in the putative class action filed in April, 1999. The effect of the stay outside of the United States is uncertain.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these claims and actions are subject to the automatic stay effected by the Chapter 11 filing. In management's opinion, these claims and actions in which the Company is involved is not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Business Segments

     The Company primarily operates in two major lines of business: operating bowling centers ("Bowling Centers") and manufacturing bowling and related products ("Bowling Products"). Information concerning the operations of these individual businesses for the three months ended September 30, 2001 and 2000, respectively, is represented below (in millions):

                                                                      Three Months Ended September 30, 2001
                                        ------------------------------------------------------------------------------------------
                                               Bowling Centers                Bowling Products
                                         ----------------------------    --------------------------
                                                    Inter-      Sub-               Inter-     Sub-                Elim-
                                           U.S.    national     total      U.S.   national   total    Corporate  inations   Total
                                           ----    --------     -----      ----   --------   -----    ---------  --------   -----
Revenue form unaffiliated customers      $   96.6  $   27.4   $  124.0   $  17.3  $   14.9  $  32.2     $    -    $    -   $  156.2
Intersegment sales                              -         -          -       3.8       0.5      4.3          -      (4.3)         -
Operating income (loss)                     (12.8)      0.3      (12.5)     (3.1)    (12.6)   (15.7)      (4.1)     (0.1)     (32.4)
Identifiable assets                         721.2     227.4      998.6     549.0      35.0    584.0          -       5.7    1,588.3
Depreciation and amortization                21.5       5.2       26.7       5.6       0.2      5.8        0.3      (0.3)      32.5
Capital expenditures                         12.5       1.2       13.7       0.8       0.1      0.9        1.1         -       15.7
Research and development expense                -         -          -         -         -        -          -         -          -

                                                                      Three Months Ended September 30, 2000
                                        ------------------------------------------------------------------------------------------
                                               Bowling Centers               Bowling Products
                                         ----------------------------   --------------------------
                                                   Inter-      Sub-               Inter-     Sub-                 Elim-
                                           U.S.   national    total     U.S.      national   total    Corporate  inations   Total
                                           ----   --------    -----     ----      --------   -----    ---------  --------   -----
Revenue form unaffiliated customers      $  98.8  $   27.8   $  126.6   $  18.5    $  17.0  $  35.5    $      -    $    -  $  162.0
Intersegment sales                             -         -          -       5.4        1.1      6.5           -      (6.5)        -
Operating income (loss)                    (10.1)      2.0       (8.1)     (2.6)      (1.2)    (3.8)       (6.4)      0.4     (17.9)
Identifiable assets                        784.3     294.2    1,078.5     604.8       70.4    675.2         6.6       4.5   1,764.8
Depreciation and amortization               22.0       5.3       27.3       5.8        0.3      6.1        (0.2)     (0.4)     32.8
Capital expenditures                        11.6       2.4       14.0       2.3        0.1      2.4         0.5         -      16.9
Research and development expense               -         -          -       0.1          -      0.1           -         -       0.1

Information concerning the operations of these individual businesses for the nine months ended September 30, 2001 and 2000, respectively, is presented below (in millions):

                                                                      Nine Months Ended September 30, 2001
                                        ------------------------------------------------------------------------------------------
                                                 Bowling Centers             Bowling Products
                                            -------------------------    ------------------------
                                                    Inter-     Sub-               Inter-     Sub-                Elim-
                                            U.S.    national   total     U.S.    national   total    Corporate  inations    Total
                                            ----    --------   -----     ----    --------   -----    ---------  --------    -----
Revenue form unaffiliated customers        $ 339.2  $  83.2   $ 422.4   $ 43.8    $  47.1  $  90.9    $     -   $     -   $   513.3
Intersegment sales                               -        -         -     10.6        3.6     14.2          -     (14.2)          -
Operating income (loss)                        0.9      2.3       3.2    (18.8)     (14.1)   (32.9)     (22.0)      0.8       (50.9)
Identifiable assets                          721.2    277.4     998.6    549.0       35.0    564.0          -       5.7     1,588.3
Depreciation and amortization                 65.6     15.6      81.2     17.3        0.7     18.0        1.0      (1.1)       99.1
Capital expenditures                          25.6      5.6      31.2      1.6        0.2      1.8        1.2         -        34.2
Research and development expense                 -        -         -        -          -        -          -         -           -

                                                                    Nine Months Ended September 30, 2000
                                        -------------------------------------------------------------------------------------------
                                               Bowling Centers                Bowling Products
                                        -----------------------------    ---------------------------
                                                    Inter-      Sub-               Inter-      Sub-               Elim-
                                           U.S.    national     total      U.S.   national    total   Corporate  inations   Total
                                           ----    --------     -----      ----   --------    -----   ---------  --------   -----
Revenue form unaffiliated customers     $  339.5   $   88.4   $  427.9   $   53.1  $  53.1   $ 104.4   $     -    $     -  $  532.3
Intersegment sales                             -          -          -       11.4      3.1      14.5         -      (14.5)        -
Operating income (loss)                      7.6        7.7       15.3       (8.7)    (1.8)    (10.5)    (14.3)       1.1      (8.4)
Identifiable assets                        784.3      294.2    1,078.5      604.8     70.4     675.2       6.6        4.5   1,764.8
Depreciation and amortization               65.9       16.5       82.4       17.3      0.8      18.1       0.8       (1.3)    100.0
Capital expenditures                        35.5        7.7       41.2        7.0      0.2       7.2       1.1          -      49.5
Research and development expense               -          -          -        0.2        -       0.2         -          -       0.2

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Condensed Consolidating Financial Statements

     The Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the U.S. subsidiaries of Bowling Worldwide (the "Guarantor Companies"). AMF Bowling and the non-U.S. subsidiaries of Bowling Worldwide (collectively, the "Non-Guarantor Companies") have not provided guarantees of the Notes.

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of September 30, 2001, and condensed consolidating statements of operations and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the nine months ended September 30, 2001 and (ii) elimination entries necessary to combine the entities comprising the Company.

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                           As of September 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                    Non-
                                               Guarantor         Guarantor
                                               Companies         Companies        Eliminations       Consolidated
                                              -----------        ---------        ------------       ------------
 Assets
 ------
Current assets:
 Cash and cash equivalents                    $    10,962        $   7,072        $          -       $     18,034
 Accounts and notes receivable, net
  of allowance for doubtful accounts               36,539              624                   -             37,163
 Accounts receivable-intercompany                   5,725           21,768             (27,493)                 -
 Inventories                                       41,183            1,376                   -             42,559
 Other current assets                              15,576            3,946                   -             19,522
                                              -----------        ---------        ------------       ------------
  Total current assets                            109,985           34,786             (27,493)           117,278
Notes receivable-intercompany                      68,444            5,663             (74,107)                 -
Property and equipment, net                       656,254           41,688               1,512            699,454
Investment in subsidiaries                          8,355                -              (8,355)                 -
Goodwill and other assets                         753,923           17,642                   -            771,565
                                              -----------        ---------        ------------       ------------
  Total assets                                $ 1,596,961        $  99,779        $   (108,443)      $  1,588,297
                                              ===========        =========        ============       ============

 Liabilities and Stockholder's Equity
 ------------------------------------
Current liabilities not subject to
 resolution in Chapter 11:
 Accounts payable                             $    13,051        $   4,108        $          -       $     17,159
 Accounts payable-intercompany                     21,768            5,725             (27,493)                 -
 Accrued expenses                                  63,969           11,554                   -             75,523
 Bank debt                                        614,556                -                   -            614,556
                                              -----------        ---------        ------------       ------------
  Total current liabilities not subject to
   resolution in Chapter 11                       713,344           21,387             (27,493)           707,238

Liabilities subject to resolution in
Chapter 11                                        592,309                -                   -            592,309
Notes payable-intercompany                          5,663           68,444             (74,107)                 -
Other long-term liabilities not subject to
 resolution in Chapter 11                           4,776            1,593                   -              6,369
                                              -----------        ---------        ------------       ------------
 Total liabilities                              1,316,092           91,424            (101,600)         1,305,916
                                              -----------        ---------        ------------       ------------
Commitments and contingencies
Stockholder's equity:
 Common Stock                                           -                -                   -                  -
 Paid-in Capital                                1,045,478           53,992             (51,941)         1,047,529
 Deficit                                         (726,943)         (29,883)             29,344           (727,482)
 Accumulated other comprehensive loss             (37,666)         (15,754)             15,754            (37,666)
                                              -----------        ---------        ------------       ------------
 Total stockholder's equity                       280,869            8,355              (6,843)           282,381
                                              -----------        ---------        ------------       ------------

 Total liabilities and stockholder's equity   $ 1,596,961        $  99,779        $   (108,443)      $  1,588,297
                                              ===========        =========        ============       ============

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the Nine Months Ended September 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                        Non-
                                                    Guarantor           Guarantor
                                                    Companies           Companies          Eliminations         Consolidated
                                                    ---------           ---------          ------------         ------------
Operating revenue                                   $  467,703          $   46,876         $     (1,261)        $    513,318
                                                    ==========          ==========         ============         ============
Operating expenses:
   Cost of goods sold                                  112,000               4,969                 (843)             116,126
   Bowling center operating expenses                   258,607              25,502                 (417)             283,692
   Selling, general, and administrative expenses        43,643               4,411                    -               48,054
   Restructuring, refinancing and other charges         17,201                  94                    -               17,295
   Depreciation and amortization                        92,452               6,716                  (91)              99,077
                                                    ----------          ----------         ------------         ------------
      Total operating expenses                         523,903              41,692               (1,351)             564,244
                                                    ==========          ==========         ============         ============

Operating income (loss)                                (56,200)              5,184                   90              (50,926)
                                                    ----------          ----------         ------------         ------------

Nonoperating expenses (income):
   Interest expense (a)                                 88,247               1,473                    -               89,720
   Other expenses, net                                     821               2,857                    -                3,678
   Interest income                                      (1,371)                (19)                   -               (1,390)
   Equity in income of subsidiaries                       (136)                  -                  136                    -
                                                    ----------          ----------         ------------         ------------
Total nonoperating expenses                             87,561               4,311                  136               92,008
                                                    ==========          ==========         ============         ============

   Income (loss) before reorganization
   items and income taxes                             (143,761)                873                  (46)            (142,934)
Reorganization items, net                               16,195                   -                    -               16,195
                                                    ----------          ----------         ------------         ------------
   Income (loss) before income taxes                  (159,956)                873                  (46)            (159,129)
Provision for income taxes                               2,586                 737                    -                3,323
                                                    ----------          ----------         ------------         ------------
   Net income (loss)                                $ (162,542)         $      136         $        (46)        $   (162,452)
                                                    ==========          ==========         ============         ============

(a) For the three months ended September 30, 2001, the Company excluded approximately $15.3 million of interest on certain prepetition debt obligations considered to be undersecured and subject to resolution in Chapter 11. See "Note
6. Long-Term Debt."

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   AMF GROUP HOLDINGS INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the Nine Months Ended September 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                                           Non-
                                                                           Guarantor       Guarantor
                                                                           Companies       Companies    Eliminations   Consolidated
                                                                           ---------       ---------    ------------   ------------
Cash flows from operating activities:
   Net (loss) income                                                       $(162,542)      $     136    $        (46)  $   (162,452)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                             92,451           6,716             (90)        99,077
    Reorganization items                                                      16,195               -               -         16,195
    Amortization of bond discount                                              6,525               -               -          6,525
    Equity in income of subsidiaries                                            (136)              -             136              -
    Loss on the sale of property and equipment, net                              (40)              -               -            (40)
    Changes in assets and liabilities:
      Accounts and notes receivable                                           10,577             (38)              -         10,539
      Receivables and payables - affiliates                                    3,966          (3,966)              -              -
      Inventories                                                              9,871              11               -          9,882
      Other assets                                                              (929)         (1,367)              -         (2,296)
      Accounts payable and accrued expenses                                   18,834           2,229               -         21,063
      Income taxes payable                                                     3,160             227               -          3,387
      Other long-term liabilities                                              3,944            (231)              -          3,713
                                                                           ---------       ---------    ------------   ------------
    Net cash provided by operating activities                                  1,876           3,717               -          5,593
                                                                           =========       =========    ============   ============

Cash flows from investing activities:
    Purchases of property and equipment                                      (31,095)         (3,077)              -        (34,172)
    Proceeds from sale of property and equipment                                 302               -               -            302
                                                                           ---------       ---------    ------------   ------------
    Net cash used in investing activities                                    (30,793)         (3,077)              -        (33,870)
                                                                           =========       =========    ============   ============

Cash flows from financing activities:
    Proceeds from DIP Loan                                                     5,000               -               -          5,000
    Payments on DIP Loan                                                      (5,000)              -               -         (5,000)
    Payments of noncompete obligations                                          (126)              -               -           (126)
                                                                           ---------       ---------    ------------   ------------
    Net cash used in financing activities                                       (126)              -               -           (126)
                                                                           ---------       ---------    ------------   ------------
    Effect of exchange rates on cash                                           3,374          (3,696)              -           (322)
                                                                           ---------       ---------    ------------   ------------
    Net decrease in cash                                                     (25,669)         (3,056)              -        (28,725)
    Cash and cash equivalents at beginning of period                          36,631          10,128               -         46,759
                                                                           ---------       ---------    ------------   ------------
    Cash and cash equivalents at end of period                             $  10,962       $   7,072               -   $     18,034
                                                                           =========       =========    ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Group Holdings Inc. ("AMF Group Holdings") and its subsidiaries (collectively, the "Company"), including but not limited to (a) any statements contained in this report concerning: (i) timing, execution and results of the Company's reorganization plan filed under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"),
(ii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations under the reorganization and otherwise, (iii) the results of the Company's plans to improve its bowling centers operations,
(iv) the results of the Company's efforts to improve the Company's manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns on certain spare parts and the resale of allied products such as bowling balls, bags, shoes and certain other spare parts ("Bowling Products") business, (v) the ability of the Company's management to execute the Company's strategies, (vi) the results of operations and initiatives engaged in with respect to the Company's Bowling Products business and the Company's ownership or operation of bowling centers, consisting of 400 U.S. bowling centers and 118 international bowling centers ("Bowling Centers") business, (vii) the results of the Company's employee incentive and retention efforts, (viii) the outcome of existing or potential litigation and
(ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers and (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the reorganization process and the Company's financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, but not limited to: (i) the ability of the Company to continue operating as a going concern and successfully emerge from Chapter 11 pursuant to the Plan or another feasible reorganization plan that provides for the Company to remain substantially intact, (ii) the timing, execution and results of the Company's reorganization plan, (iii) the Company's ability, and the ability of its management team, to carry out the Company's business strategies, (iv) the Company's ability to sell bowling equipment in light of the uncertainty surrounding the Company's financial position and the reorganization process, (v) the continuation of adverse financial results and substantial competition in the Company's Bowling Products business, (vi) the Company's ability to retain and attract experienced bowling center management and other key management personnel, (vii) the Company's ability to successfully implement initiatives designed to improve and retain customer traffic in its bowling centers, (viii) the Company's ability to attract and retain league bowlers in its bowling centers, (ix) the risk of adverse political acts or developments in the Company's international markets, (x) fluctuations in foreign currency exchange rates , (xi) continued or increased competition, (xii) the popularity of bowling, (xiii) the decline in general economic conditions, (xiv) adverse judgments in pending or future litigation and (xv) increases in interest rates.

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report or in conjunction with information filed with the Bankruptcy Court. AMF Bowling Worldwide, Inc. ("Bowling Worldwide") undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Chapter 11

     General

     On July 2, 2001 (the "Petition Date"), Bowling Worldwide, AMF Group Holdings and certain of their subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Debtors continue to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court.

     On July 5, 2001, the Debtors obtained a Debtor-in-Possession Financing Facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A. ("Citibank"), as Collateral Agent and Administrative Agent. The DIP Loan permits the Debtors to borrow up to $75 million from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. The DIP Loan is secured by a super-priority first lien on the Debtors' assets. The DIP Loan expires at the earlier of July 2, 2002 or the effective date of confirmation by the Bankruptcy Court of a plan of reorganization for the Debtors. The Debtors believe the DIP Loan and cash from operations should provide the Debtors with adequate liquidity to conduct business during Chapter 11, although no assurance can be given in this regard. As of December 14, 2001, after providing for outstanding letters of credit, the Company had approximately $71.1 million available for borrowing under the DIP Loan. There were no outstanding borrowings under the DIP Loan.

     On July 30, 2001, AMF Group Holdings' parent, AMF Bowling, Inc. ("AMF Bowling"), filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. AMF Bowling's case is being administered separately from the Debtors' cases. AMF Bowling also remains in possession of its assets as a debtor-in-possession under the Bankruptcy Code.

     Reorganization Plan

     On August 31, 2001, the Debtors filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code along with a Disclosure Statement for Debtors' Joint Plan of Reorganization. The Debtors filed an Amended Joint Plan of Reorganization and Disclosure Statement on October 4, 2001. The Debtors filed a Second Amended Joint Plan of Reorganization (as may be further amended, the "Plan") and accompanying Disclosure Statement (the "Disclosure Statement") on November 7, 2001. The Debtors filed a revised Plan and Disclosure Statement on November 15, 2001 to incorporate certain non-material changes to the Plan and the Disclosure Statement.

         On November 8, the Bankruptcy Court entered an order approving the Disclosure Statement and scheduling a hearing on confirmation of the Plan for January 10 and 11, 2002 (the "Order Approving Disclosure Statement"). On November 19, 2001, the claims and balloting agent, Bankruptcy Services LLC ("BSI"), the mailed the Order Approving Disclosure Statement, of the Disclosure Statement, of the Plan, a ballot and certain other notices and documents to those parties entitled to receive them. Those parties who are eligible to vote on the Plan must return properly completed ballots to BSI on or before January 4, 2002.

         The Plan is a result of negotiations with the Senior Secured Lenders (the "Lenders") and has the support of the Debtors and the Lenders. The Disclosure Statement describes certain aspects of the Plan, the Debtors' business operations, significant events occurring prior to and during the Chapter 11 and related matters. The Disclosure Statement is intended solely as a summary of the provisions of the Plan and certain related matters. For a complete understanding of the Plan, parties in interest, including shareholders of AMF Bowling should read the Disclosure Statement, including the Plan, and the other exhibits and schedules thereto in their entirety. The Disclosure Statement is not filed as an exhibit to this Form 10-Q. The Plan is filed as an exhibit to this Form 10-Q.

         Pursuant to the Plan, on the first business day on or after the Bankruptcy Court enters an order confirming the Plan, no stay of such order is in effect, and that all conditions precedent set forth in the Plan are met (the "Effective Date"), all existing securities issued by the Debtors and all claims against the Debtors will be extinguished and certain of the Debtors, including AMF Group Holdings, will be dissolved. New common stock in Bowling Worldwide (collectively with the other surviving Debtors, the "Reorganized Debtors") will be issued with a par value of $.01 per share (the "New AMF Common Stock"). In addition, Bowling Worldwide will issue 13% Senior Subordinated Notes in the principal amount of $150.0 million in accordance with the terms of an indenture to be dated as of the Effective Date (the "New AMF Notes"). The Plan also provides that Bowling Worldwide may borrow up to $350.0 million from either a third party lender or from its Lenders, of which $300.0 million may be used to satisfy cash payments required by the Plan (the "Exit Facility").

         The Plan also describes how claims against and equity interests in the Debtors will be treated upon the emergence of the Debtors from Chapter 11. In satisfaction of the Lenders' claims, the Lenders will receive on the Effective Date a combination of cash, New AMF Notes and all of the New AMF Common

Stock. The Debtors' unsecured creditors will receive a pro rata share of warrants to purchase up to 12% percent of the fully diluted shares of New AMF Common Stock without giving effect to management options. AMF Bowling, the holder of all of the equity interests in AMF Group Holdings, will not receive any distribution on account of its equity interest.

         On November 15, 2001, Bowling Worldwide executed a commitment letter with Bankers Trust Company ("Bankers Trust") whereby Bankers Trust agreed to provide the Exit Facility which satisfies the terms of the Plan (the "Commitment Letter") along with a letter agreement with Bankers Trust and Deutsche Banc Alex. Brown, Inc. outlining the various fees to be charged in association with the Exit Facility (the "Fee Agreement"). Pursuant to the Commitment Letter, the Exit Facility will be a $300.0 million term facility, which will be comprised of a Tranche A facility in the amount of $100.0 million and a Tranche B facility in the amount of $200.0 million (together, the "Term Facility"), and a $50.0 million revolving credit facility (the "Revolver"). According to the terms of the Commitment Letter, the Term Facility will be made available at the Effective Date and the proceeds will be used to make cash payments to satisfy certain claims and expenses to be paid in cash under the Plan. The Revolver will be available for the Company's working capital needs post-reorganization and will not be available for draw at the Effective Date, other than the rollover of certain letters of credit outstanding on that date in an aggregate amount not to exceed $7.5 million.

         By order dated November 26, 2001 (the "Exit Facility Order"), the Bankruptcy Court approved the Commitment Letter and the Fee Agreement. The Commitment Letter requires the Exit Facility to close by February 28, 2002, however, there is no certainty that the Exit Facility will close by that date. The official committee of unsecured creditors (the "Committee") appealed the Exit Facility Order to the United States District Court for the Eastern District of Virginia. The Committee did not file a motion for a stay pending appeal with the Bankruptcy Court and, therefore, the Exit Facility Order remains in full force and effect.

          The Debtors are reviewing their bowling center operations in the United States, especially those operated on leased premises, and may elect to close a number of these bowling centers. Management believes these closures will not have an adverse impact on the Company's consolidated cash flow.

         At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 cases. Under the Plan, unsecured claims will be satisfied at a fraction of their face value and the equity interests in AMF Group Holdings will have no value. The Company believes the DIP Loan and cash from operations should provide the Company with adequate liquidity to conduct its business during the Chapter 11 proceedings, although no assurance can be given in this regard. In addition, if the Plan is not confirmed, the DIP Loan expires on July 2, 2002 and at such time, absent the Debtors obtaining another facility, the Debtors will not have adequate liquidity to conduct their businesses. The Company continues to evaluate its operations in light of the current and projected operating environment and the liquidity provided by the DIP Loan, and until a plan of reorganization is confirmed, the Company's long-term liquidity, including the availability of an exit financing facility, and the adequacy of its capital resources cannot be assured. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

Background

         This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Group Holdings' Condensed Consolidated Financial Statements and the notes thereto included elsewhere herein. See also "Note 1. Business Description - Organization and Restructuring" in the Notes to the Condensed Consolidated Financial Statements.

         To facilitate a meaningful period to period comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from period to period. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first nine months of 2001 versus 2000 reflect the closing of 8 centers in 2001.

Basis of Financial Reporting

     The Company's quarterly condensed consolidated financial statements have been prepared in accordance with of the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify certain pre-petition liabilities as subject to resolution. Pre-petition liabilities are reported on the basis of the expected amount of allowed claim for those liabilities, as opposed to the amount for which allowed claims may be settled. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items, net. The Company continues to assess the impact of SOP 90-7 on its financial statements. See "Note 5. Liabilities Subject to Resolution" and "Note 7. Reorganization and Refinancing Items, Net and Other Charges" for further discussion of Chapter 11 transactions and events recorded in the periods ended September 30, 2001.

     Upon emergence from Chapter 11, the Company will apply certain accounting rules in accordance with SOP 90-7 ("Fresh Start Accounting") which, among other things, will result in a reevaluation of the Company's balance sheet. The assets will be valued in accordance with Accounting Principles Board Opinion 16, "Business Combinations," and liabilities will be stated at present values of amounts to be paid. The Company has not completed its assessment of the impact of the application of Fresh Start Accounting, but believes it will eliminate goodwill not previously written off under Statement of Financial Accounting Standard ("SFAS") No. 142 (See "Note 2. Significant Accounting Policies") and write-down the value of certain long-lived assets.

     The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's Chapter 11 and related circumstances along with continued losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitability of operations, and the ability to generate sufficient cash from operations and financing sources to meet future obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Plan, if approved, or any other plan of reorganization will materially change the amounts reported in future condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a result of a plan of reorganization.

                            AMF GROUP HOLDINGS INC.
                            (DEBTOR-IN-POSSESSION)
                                  (unaudited)
                           (in millions of dollars)

                                                                           Three Months                       Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                    ---------------------------       ---------------------------
                                                                         2001         2000                 2001         2000
                                                                         ----         ----                 ----         ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                    $    124.0   $    126.6           $    422.4    $   427.9
                                                                    -----------  -----------          -----------   ----------
Cost of goods sold                                                         12.1         12.8                 41.8         43.6
Bowling center operating expenses (a)                                      92.1         93.0                284.6        281.5
Selling, general, and administrative expenses                               2.1          1.6                  6.1          5.1
Restructuring, refinancing and other charges                                3.5            -                  5.5            -
Depreciation and amortization                                              26.7         27.3                 81.2         82.4
                                                                    ------------------------          ------------------------
Operating Income (loss)                                              $    (12.5)  $     (8.1)          $      3.2    $    15.3
                                                                    ========================          ========================

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                    $     36.5   $     42.0           $    105.1    $   118.9
Cost of goods sold (b)                                                     30.8         31.1                 87.3         88.2
                                                                    ------------------------          ------------------------
Gross profit                                                                5.7         10.9                 17.8         30.7
Selling, general, and administrative expenses (c)                          15.3          8.6                 31.6         23.1
Restructuring, refinancing and other charges                                0.3            -                  1.1            -
Depreciation and amortization                                               5.8          6.1                 18.0         18.1
                                                                    ------------------------          ------------------------
Operating Income (loss)                                              $    (15.7)  $     (3.8)          $    (32.9)   $   (10.5)
                                                                    ========================          ========================

Consolidated (Includes corporate)
---------------------------------
Operating revenue                                                    $    156.2   $    162.1           $    513.3    $   532.3
                                                                    ------------------------          ------------------------
Cost of goods sold                                                         38.8         37.8                116.1        118.4
Bowling center operating expenses                                          92.3         92.6                283.7        280.6
Selling, general, and administrative expenses (c)                          21.4         14.6                 48.1         39.5
Restructuring, refinancing and other charges                                3.7          2.2                 17.3          2.2
Depreciation and amortization                                              32.4         32.8                 99.0        100.0
                                                                    ------------------------          ------------------------
Operating loss                                                            (32.4)       (17.9)               (50.9)        (8.4)
Interest expense, gross                                                    17.2         32.0                 89.7         89.7
Other (Income) expense, net                                                (1.9)         1.3                  2.4          2.4
                                                                    ------------------------          ------------------------
Loss before reorganization items, net and income taxes                    (47.7)       (51.2)              (143.0)      (100.5)
Reorganization items, net                                                  16.2            -                 16.2            -
                                                                    ------------------------          ------------------------
Loss before income taxes                                                  (63.9)       (51.2)              (159.2)      (100.5)
Provision for income taxes                                                  0.2          0.9                  3.3          2.9
                                                                    ------------------------          ------------------------
Net loss before equity in loss of joint ventures                          (64.1)       (52.1)              (162.5)      (103.4)
Equity in loss of joint ventures                                              -         (0.1)                   -         (0.7)
                                                                    ------------------------          ------------------------
Net loss                                                             $    (64.1)   $   (52.2)          $   (162.5)   $  (104.1)
                                                                    ========================          ========================

Selected Data:
-------------
  EBITDA (d)
   Bowling Centers                                                   $     17.7   $     19.2           $     89.9    $    97.7
   Bowling Products                                                  $     (9.6)  $      2.3           $    (13.8)   $     7.6

  EBITDA margin (e)
   Bowling Centers                                                         14.3%        15.2%                21.3%        22.8%
   Bowling Products                                                       -26.3%         5.5%               -13.1%         6.4%

________________
(a) Results for the nine months ended September 30, 2001 include $4.5 million recorded in the quarter ended June 30, 2001 for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(b) Results for the nine months ended September 30, 2001 include $0.4 million recorded in the three months ended June 30, 2001 for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(c) Results for the nine months ended September 30, 2001 include $0.1 million and $0.2 million recorded in the three months ended June 30, 2001 by Bowling Products and Corporate, respectively, for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(d) EBITDA represents operating income before depreciation, amortization, restructuring, refinancing, reorganization items, net and other charges.
(e) Represents EBITDA as a percentage of operating revenue.

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 498 centers that had been in operation one full fiscal year as of December 31, 2000. Bowling Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the nine months ended September 30, 2001, bowling, food and beverage and other revenue represented 58.1%, 27.2% and 14.7% of total Bowling Centers revenue, respectively. For the nine months ended September 30, 2000, bowling, food and beverage and other revenue represented 57.8 %, 27.2% and 15.0% of total Bowling Centers revenue, respectively.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

     Bowling Centers operating revenue decreased $2.6 million, or 2.1%, compared with the prior year. A decrease of $1.2 million, or 1.3%, was attributable to U.S. constant centers, primarily as a result of lower lineage partially offset by price increases in open play revenue and food and beverage and ancillary revenue associated with open play traffic in the third quarter of 2001. International constant centers operating revenue decreased $1.8 million, or 6.5%, in part due to unfavorable currency translation of results and, in part, due to a decrease in lineage. On a constant currency basis, international constant centers operating revenue would have been $1.5 million higher compared with the prior year. Total operating revenue increased by $2.1 million attributable to four U.S. centers acquired or constructed since January 1, 2000 and increased by $1.6 million attributable to 12 joint venture centers (which were previously 50% owned) acquired in December 2000 and two newly constructed centers in Australia. A decrease of $1.4 million in total operating revenue was attributable to nine centers that were closed since September 30, 2000.

     Cost of goods sold decreased $0.7 million, or 5.5%, primarily as a result of the impact of currency translation.

     Operating expenses decreased $0.9 million, or 1.0%. An increase of $1.4 million was attributable to new centers and an increase of $0.1 million was attributable to constant centers. A decrease of $0.7 million was attributable to lower regional, district and support staff operations expenses and a decrease of $1.7 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 74.3% for the third quarter of 2001 compared with 73.4% for the third quarter of 2000.

     Selling, general and administrative expenses increased $0.5 million, or 31.3%, compared with the same period in 2000, primarily as a result of higher international constant centers costs.

     EBITDA decreased $1.5 million, or 7.8%. EBITDA margin for the third quarter of 2001 was 14.3% compared with 15.2% for the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Bowling Centers operating revenue decreased $5.5 million, or 1.3%, compared with the prior year. An increase of $3.3 million, or 1.0%, was attributable to U.S. constant centers and was primarily a result of price increases in open play revenue, and additional food and beverage and ancillary revenue associated with open play traffic. The increased revenue offset the effect of lower lineage. International constant centers operating revenue decreased $8.4 million, or 9.6%, in part due to unfavorable currency translation of results. On a constant currency basis, international constant centers operating revenue would have been $7.0 million higher than the actual results reported for the nine months ended September 30, 2001. Total operating revenue increased by $2.5 million attributable to four newly acquired U.S. centers and increased by $4.4 million attributable to 12 joint venture centers (which were previously 50% owned) acquired in December 2000 and two newly constructed centers in Australia. A decrease of $7.3 million in total operating revenue was attributable to nine centers that were closed since September 30, 2000.

     Cost of goods sold decreased $1.8 million, or 4.1%, primarily as a result of the impact of currency translation.

     Operating expenses increased $3.1 million, or 1.1%. An increase of $7.3 million was attributable to constant centers and an increase of $5.6 million was attributable to new centers. A decrease of $2.6 million was attributable to lower regional, district and support staff operations expenses and a decrease of $7.2 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 67.4% for the first nine months of 2001 compared with 65.8% for the first nine months of 2000. Operating expenses in the second quarter of 2001 reflected an additional accrual of approximately $4.5 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

     Selling, general and administrative expenses increased $1.0 million, or 19.6%, compared with the same period in 2000, primarily as a result of higher international constant centers costs.

     EBITDA decreased $7.8 million, or 8.0%. EBITDA margin for the first nine months of 2001 was 21.3% compared with 22.8% for the first nine months of 2000.

Bowling Products

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

     Bowling Products operating revenue decreased $5.5 million, or 13.1%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased primarily as a result of decreased sales to Asia, Europe and distributors. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased primarily as a result of increased sales to North America.

     Gross profit decreased $5.2 million, or 47.7%, primarily as a result of decreased sales volume and higher manufacturing costs. Cost of sales expenses in the third quarter of 2001 reflect the results of further review of the Bowling Products operations. The expenses recorded reflect an additional allowance for an estimate of the net realizable value of certain excess inventory of $2.2 million.

     Selling, general and administrative expenses increased $6.8 million, or 77.9%. Selling, general and administrative expenses in the third quarter of 2001 reflect the results of further review of the Bowling Products operations. The expenses recorded reflect additional allowances for possible uncollectible accounts receivable of $6.8 million and the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million.

      EBITDA was $(9.6) million in the third quarter of 2001 compared with $2.3 million in the third quarter of 2000. The negative EBITDA margin in the third quarter of 2001 compared with 5.5% in the third quarter of 2000, primarily as a result of the decrease in sales and gross profit and the additional expenses described above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Bowling Products operating revenue decreased $13.8 million, or 11.6%. Revenue from sales of NCPs decreased primarily as a result of decreased sales to Asia, Europe and distributors. Modernization and Consumer Products revenue decreased primarily as a result of decreased sales to Asia, Europe and North America.

     Gross profit decreased $12.9 million, or 42.0%, primarily as a result of decreased sales volume and higher manufacturing costs. Gross profit decreased $5.2 million, or 47.7%, primarily as a result of decreased sales volume and higher manufacturing costs. Cost of sales expenses in the second quarter of 2001 reflect an additional accrual of approximately $0.4 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001, and the results of a review of the Bowling Products operations resulting in a charge of approximately $0.3 million to reflect an additional allowance for an estimate of the net realizable value of certain excess inventory. Cost of sales expenses in the third quarter of 2001 reflect the results of further review of the Bowling Products operations resulting in a charge of approximately $2.2 million to reflect an additional allowance for an estimate of the net realizable value of certain excess inventory.

     Selling, general and administrative expenses increased $8.5 million, or 36.8%. Selling, general and administrative expenses in the second quarter of 2001 reflect the results of a review of the Bowling Products operations and a charge of approximately $2.5 million to reflect the adjustment of the net carrying value of certain assets and liabilities. Selling, general and administrative expenses in the third quarter of 2001 reflect the results of further review of the Bowling

Products operations and a charge of approximately $9.3 million to reflect additional allowances for possible uncollectible accounts receivable of $6.8 and the adjustment of the net carrying value of certain other assets and liabilities of 2.5 million.

     EBITDA was $(13.8) million in the first nine months of 2001 compared with $7.6 million in the first nine months of 2000. The negative EBITDA margin in the first nine months of 2001 compared with 6.4% in the first nine months of 2000, primarily as a result of the decrease in sales and gross profit and the additional expenses described above.

Consolidated

Depreciation and Amortization

     Depreciation and amortization decreased $0.4 million, or 1.2%, in the three months ended September 30, 2001, and $1.0 million, or 1.0%, in the nine months ended September 30, 2001. This decrease was primarily a result of the impact of foreign currency exchange rates which reduced the U.S. dollar amount of depreciation of foreign assets.

Interest Expense

Gross interest expense decreased $14.8 million, or 46.3%, in the three months ended September 30, 2001 and was the same in the nine months ended September 30, 2001 compared with the same periods in 2000. Non-cash bond interest amortization totaled $6.5 million for the nine months ended September 30, 2001, respectively, compared with $7.6 million and $22.2 million for the quarter and nine months ended September 30, 2000, respectively. Bowling Worldwide's 12 1/4% Series B Senior Subordinated Discount Notes (the "Senior Subordinated Discount Notes") began to accrue cash interest on March 16, 2001. As of July 2, 2001, the commencement date of the Chapter 11, Bowling Worldwide discontinued accruing interest on certain prepetition debt obligations considered to be under secured and subject to resolution at amounts less than reported. If such interest had continued to be accrued, interest expense for the three months ended September 30, 2001 would have been approximately $15.3 million higher than the reported amount. Interest incurred on the Company's prepetition bank debt (the "Bank Debt") increased primarily due to higher average borrowing rates. As a result of the default under the Company's credit agreement dated as of May 1, 1996, as amended and restated (the "Credit Agreement") that existed prior to the Petition Date the Company paid interest to the Lenders at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rate until the Petition Date. See "--Liquidity" and "--Capital Resources" for further discussion of the Bank Debt.Income Taxes

     The Company is included in the consolidated federal income tax return filed by AMF Bowling. As of September 30, 2001, the Company had net operating losses of approximately $408.8 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits have begun to expire in 2001 and the net operating losses will begin to expire in 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $194.2 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not be able to utilize prior to expiration. The tax provision recorded for the quarter and nine months ended September 30, 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses may be significantly limited by future events related to the reorganization of the Debtors.

Net Loss

     Net loss in the three and nine months ended September 30, 2001 totaled $82.8 million and $181.2 million, respectively, compared with a net loss of $52.2 million and $104.1 million in the three and nine months ended September 30, 2000, respectively. In addition to the impact of changes in EBITDA, depreciation, interest and taxes discussed above, the Company recorded $0.1 million and $0.7 million in equity in loss of joint ventures in the three and nine months, respectively, ended September 30, 2000. Additionally, the Company recorded other income of $ 2.0 million and other expense of $2.3 million in the three and nine months ended September 30, 2001, respectively, primarily related to foreign exchange losses compared with other expense of $1.3 million and $2.4 million in the three and nine months ended September 30, 2000, respectively.

Liquidity - Capital Resources - Capital Expenditures

     General

     As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Debtors have continued to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court.

     On August 8, 2001, the Bankruptcy Court approved the $75 million DIP Loan. Subject to compliance with certain conditions customary in revolving credit facilities such as this, the DIP Loan is generally available to the Company for its general corporate and business needs. The DIP Loan expires at the earlier of July 2, 2002 or the Effective Date. As of December 14, 2001, after providing for outstanding letters of credit, the Company had approximately $71.1 million available for borrowing, and there were no outstanding borrowings, under the DIP Loan. The Company failed to provide certain financial information to the DIP Loan lenders by November 14, 2001 as required by the DIP Loan, but such lenders waived any default or event of default that may have resulted from such failure. See "Note 1 Business Description - Organization and Restructuring -Chapter 11 - General." The Company believes that cash on hand, amounts available under the DIP Loan and cash from operations will enable the Company to meet its current liquidity and capital expenditure requirements during the Chapter 11 cases, although no assurances can be given in this regard. If the Plan is not confirmed and the Debtors do not extend the DIP Loan or obtain a replacement facility after the DIP Loan expires, the Company will not be able to meet its liquidity requirements. Until a plan of reorganization is approved, the Company's long-term liquidity, including the availability and terms of an exit financing facility, and the adequacy of its capital resources, cannot be determined.

      Liquidity

     Working capital on September 30, 2001 was ($590.0) million compared with ($1,107.1) million on December 31, 2000, an increase of $517.1 million. Prior to the Petition Date, Bowling Worldwide was in default under the Credit Agreement, its 12 1/4% Senior Subordinated Discount Notes and its 10 7/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"). As a result of such defaults, the Company's debt was reclassified as current at December 31, 2000. Decreases in working capital were attributable to a decrease of $13.1 million in inventory, a decrease of $5.9 million in accounts receivable and a decrease of $28.7 million in cash. These decreases in working capital were partially offset by an increase in working capital attributable to a decrease of $522.1 million in current portion of long-term debt resulting primarily from the reclassification of certain prepetition long-term debt to liabilities subject to compromise in accordance with SOP 90-7 and a decrease of $36.2 million in accounts payable and accrued expenses resulting primarily from the reclassification of certain prepetition long-term debt to liabilities subject to compromise in accordance with SOP 90-7 and an increase of $6.7 million in other current assets.

     Net cash provided by operating activities was $5.6 million for the nine months ended September 30, 2001 compared with net cash used of $9.0 million for the nine months ended September 30, 2000, a difference of $14.6 million. A decrease of $58.4 million was attributable to a net loss of $162.5 million recorded in the first nine months of 2001 compared with a net loss of $104.1 million in the same period in 2000, a decrease of $0.7 million was due to lower loss in equity of joint ventures, a decrease of $0.9 million was attributable to lower levels of depreciation and amortization, a decrease of $13.0 million was attributable to increased levels of other assets, a decrease of $0.2 million was due to decreased loss on sale of property and equipment and a decrease of $15.7 million was due to lower levels of bond amortization. These decreases were partially offset by an increase of $28.6 million attributable to lower levels of inventory, an increase of $16.2 million attributable to reorganization items, net described in "Note 7. Refinancing and Reorganization Items, Net and Other Charges", an increase of $4.1 million attributable to changes in income taxes payable, an increase of $26.7 million attributable to changes in accounts payable and accrued expenses, an increase $20.3 million attributable to decreased levels of accounts and notes receivable and an increase of $7.5 million attributable to changes in other operating activities.

     Net cash used in investing activities was $33.9 million for the nine months ended September 30, 2001 compared with $51.5 million for the nine months ended September 30, 2000, a difference of $17.6 million. Purchases of property and equipment decreased by $15.3 million in 2001. Proceeds from the sale of property and equipment decreased $3.1 million in 2001. Acquisitions of operating units, net of cash acquired decreased $5.4 million. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

     Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2001 compared with net cash provided of $65.2 million for the nine months ended September 30, 2000, a difference of $65.3 million. Proceeds from long-term debt decreased $85.0 million. Payments on long-term debt decreased $26.4 million. During the three months ended September 30, 2001, Bowling Worldwide borrowed and repaid $5.0 under the DIP Loan. For the nine months ended September 30, 2000, the Company made $21.4 million of scheduled principal payments under the Credit Agreement's term facilities and $5.0 million of unscheduled principal payments under the Credit Agreement's bank facility. The Company made no principal payments under the term facilities or bank facility under the Credit Agreement for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, $6.8 million was provided by capital contributions by AMF Bowling as permitted under the Credit Agreement. See "Note 6. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources."

     As a result of the aforementioned, cash decreased by $28.7 million for the nine months ended September 30, 2001 compared with an increase of $3.6 million for the nine months ended September 30, 2000.

     Capital Resources

     The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At September 30, 2001, the Company's debt consisted of $614.5 million of borrowings under the Credit Agreement, a mortgage in the principal amount of $2.0 million and a capital lease in the principal amount of $1.1 million (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's Senior Subordinated Notes and $277.0 million of Senior Subordinated Discount Notes.

     As of September 30, 2001, the Company had no available borrowing capacity under the Credit Agreement with $249.5 million outstanding and $8.0 million of standby letters of credit. As of September 30, 2001, the Company had $71.1 million available under DIP Loan. See "Note 1. Business Description-- Organization and Restructuring" and "Note 6. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

     During the nine months ended September 30, 2001, the Company funded its cash needs primarily through cash flows from operations. Bowling Worldwide incurred cash interest expense of $79.8 million in the nine months ended September 30, 2001, including $13.6 million on the Senior Subordinated Notes due on March 15, 2001 that was not paid. For the nine months ended September 30, 2000 Bowling Worldwide incurred cash interest expense of $65.7 million.

     During the pendency of the Debtors' Chapter 11 cases, no principal payments will be made on the Bank Debt without prior Bankruptcy Court approval. On July 3, 2001, the Company, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders. As of July 2, 2001, the commencement date of the Chapter 11, Bowling Worldwide discontinued accruing interest on certain prepetition debt obligations considered to be undersecured and subject to resolution at amounts less than reported. If such interest had continued to be accrued, interest expense for the period from July 3, 2001 through September 30, 2001 would have been approximately $15.3 million higher than the reported amount.

Capital Expenditures

     The Company's capital expenditures were $34.2 million in the nine months ended September 30, 2001 compared with $49.5 million for the nine months ended September 30, 2000, a decrease of $15.3 million. Bowling Products expenditures decreased $2.2 million. Company-wide information systems expenditures decreased $4.9 million. Bowling Centers maintenance and modernization expenditures were $8.2 million higher in 2000 primarily as a result of a program to install Xtreme(TM) bowling equipment at most U.S. AMF Bowling centers in 2000.

Seasonality and Market Development Cycles

     The financial performance of Bowling Centers is seasonal. Cash flows typically peak in the winter and reach lows in the summer. While the geographic diversity of Bowling Centers has helped reduce this seasonality in the past, the increase in the number of U.S. centers owned by the Company resulting from acquisitions has accentuated the seasonality of the business.

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

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the nine months ended September 30, 2001, revenue and EBITDA of international bowling centers represented 16.2% and 28.4% of consolidated revenue and EBITDA, respectively. For the nine months ended September 30, 2000, revenue and EBITDA of international bowling centers represented 16.6% and 26.4% of consolidated revenue and EBITDA, respectively.

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

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the nine months ended September 30, 2001 and 2000, respectively.

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

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the nine months ended September 30, 2001, revenue and EBITDA of international bowling centers represented 16.2% and 28.4% of consolidated revenue and EBITDA, respectively. For the nine months ended September 30, 2000, revenue and EBITDA of international bowling centers represented 16.6% and 26.4% of consolidated revenue and EBITDA, respectively.

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

                                            Weighted                Weighted
                                             Average    Variable     Average
                                  Fixed     Interest      Rate      Interest
                    Maturity    Rate Debt     Rate        Debt      Rate (a)
                   ----------  ----------- ----------  ----------  ----------
                    2001(b)      $ 530.1    11.59 %      $ 614.6    11.27 %

          ___________________________
          (a) The weighted average interest rate is calculated using the default rates of interest that increases the original weighted average interest rate by 2.0%
          (b) As a result of Bowling Worldwide's defaults under the Senior Subordinated Notes and the Credit Agreement, all long-term debt of the Company has been classified as currently due.

     During September 2000, Bowling Worldwide entered into an interest rate cap agreement with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreement at September 30, 2001:

                                             Notional
                                              Amount
                    Expiration Date        (in millions)      Cap Rate (a)
                   -----------------      ---------------    --------------
                    October 2, 2001          $    15.0          7.50000 %

     ___________________________
     (a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

     Bowling Worldwide paid a fixed fee of $7.0 thousand for the interest rate cap. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3-month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rate.

                                    PART II

Item 1. Legal Proceedings

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc., an indirect subsidiary of Bowling Worldwide ("AMF Bowling Products"), in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 million to $4 million in damages relating to 38 New Center Packages ("NCPs") purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     In November 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the People's Court on issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF Bowling Products. AMF Bowling Products filed an appeal to the Supreme People's Court in Beijing, China (the "Supreme Court"). The Supreme Court declined to review the case and the People's Court judgment is now final.

     AMF Bowling Products and Hai Heng have signed a settlement agreement under which the judgment of the People's Court against AMF Bowling Products will be satisfied in full by AMF Bowling Products paying Hai Heng $150 thousand and not disputing Hai Heng's seizure of approximately $940 thousand formerly on deposit in AMF Bowling Products' Beijing bank account.

     In April 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased Common Stock in the Company's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. The Bankruptcy Court has stayed discovery in the litigation until January ___, 2002. Management believes that the litigation is without merit and has been and intends to continue to defend it vigorously.

     On July 2, 2001, Bowling Worldwide and certain of its subsidiaries, including AMF Bowling Products, filed petitions for relief under Chapter 11. On July 30, 2001 AMF Bowling also filed a petition under Chapter 11. The filing of petitions for relief under the Bankruptcy Code stops the enforcement of judgments and the commencement or continuation of certain actions and proceedings, including claims alleged against AMF Bowling in the putative class action filed in April 1999. The effect of the stay outside of the United States is uncertain.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims, workers' compensation claims, and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these claims and actions are subject to the automatic stay effected by the Chapter 11 filing. In management's opinion, the claims and actions in which the Company is involved is not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     2.1 Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.


(b)  Reports on Form 8-K:

     1. A current report was filed July 3, 2001 in which Bowling Worldwide announced that it filed for reorganization under Chapter 11.

     2. A current report was filed July 31, 2001, in which Bowling Worldwide indicated that its indirect parent company, AMF Bowling, Inc., filed a petition under Chapter 11.

     3. A current report was filed September 5, 2001, in which Bowling Worldwide reported that, on August 31, 2001, it filed a proposed Plan of Reorganization under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division.

     4. An amendment to the current report filed on September 5, 2001 was filed October 9, 2001, in which Bowling Worldwide reported that, on October 4, 2001, it, and certain of its direct and indirect subsidiaries, filed an Amended Joint Plan of Reorganization of Debtor under Chapter 11 with the United State Bankruptcy Court for the Eastern District of Virginia, Richmond Division.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)




/s/ Frederick G. Kraegel                                     December 18, 2001
----------------------------------------
Frederick G. Kraegel
Senior Vice President,
Chief Administrative Officer
(Principal Accounting Officer)


/s/ Christopher F. Caesar                                    December 18, 2001
-----------------------------------------
Christopher F. Caesar
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)