Form 10-K
period 2001-12-31
AMF BOWLING WORLDWIDE INC
filed 2002-04-01
CIK 1015535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares issued or issuable under the Registrant's Plan of Reorganization as of March 20, 2002 was 10,000,000. The aggregate market value of Common Stock held by non-affiliates was not determinable because of the absence of a recognized trading market.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                           AMF BOWLING WORLDWIDE, INC.

                           Annual Report on Form 10-K

                                December 31, 2001

                                Table of Contents

                                     PART I
                                                                            Page

Item 1     -    Business.......................................................3

Item 2     -    Properties....................................................11

Item 3     -    Legal Proceedings.............................................14

Item 4     -    Submission of Matters to a Vote of Security Holders...........15

                                     PART II

Item 5     -    Market for Worldwide Common Stock and Related
                 Stockholder Matters..........................................16

Item 6     -    Selected Financial Data.......................................16

Item 7     -    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................18

Item 7(A)  -    Quantitative and Qualitative Disclosures About Market Risk....30

Item 8     -    Financial Statements and Supplementary Data...................30

Item 9     -    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................30

                                    PART III

Item 10    -    Directors and Executive Officers..............................31

Item 11    -    Executive Compensation........................................34

Item 12    -    Security Ownership of Certain Beneficial Owners
                 and Management...............................................40

Item 13    -    Certain Relationships and Related Transactions................41

                                     PART IV

Item 14    -    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..................................................42

Signatures   .................................................................45

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index of Financial Statements and Supplementary Data.........................F-1

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling Worldwide, Inc., a Delaware corporation ("Worldwide" and, together with its subsidiaries, the "Company"), including but not limited to (a) any statements contained in this report concerning: (i) the Company's ability to comply with covenants in its financing facilities, (ii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations under its financing facilities, (iii) the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations, (iv) the results of the Company's plans to improve its bowling centers operations,
(v) the results of the Company's efforts to improve its business of selling bowling equipment and products, (vi) the ability of the Company's management to execute the Company's initiatives, (vii) the results of operations of the Company's businesses, (viii) the outcome of existing or potential litigation, and (ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, particularly risks associated with the Company's recent emergence from Chapter 11, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, but not limited to: (i) the Company's ability, and the ability of its management, to implement successfully the Company's business initiatives, (ii) the continuation of adverse financial results and substantial competition in the Company's businesses, including its bowling products business, (iii) the Company's ability to retain and attract higher quality bowling center managers and other key staff, (iv) the Company's ability to implement successfully initiatives designed to improve customer traffic in its bowling centers, (v) the Company's ability to attract and retain bowlers in its bowling centers, (vi) the risk of adverse political acts or developments in the Company's international markets, (vii) fluctuations in foreign currency exchange rates, (viii) continued or increased competition, (ix) the popularity of bowling, (x) the decline in general economic conditions, (xi) adverse judgments in pending or future litigation and (xii) changes in interest rates.

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

General Business

     The Company is engaged in two business segments: (i) the operation of bowling centers throughout the United States (the "U.S.") and internationally ("Centers") and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other allied products, including bowling balls, bags and shoes ("Products"). The principal customers for bowling equipment are bowling center operators. Products' revenue consists of two major sales categories: (a) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center) and (b) Modernization and Consumer Products (modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products used in the operation of a bowling center and resale products for bowlers). In addition, Products refurbishes and sells used pinspotters. Combined with new automatic scoring, lanes, bowler seating and other components, these used pinspotters are sold as Factory Certified Packages ("FCPs"). FCP revenue is included in the NCP category. The Company also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiard tables.

     Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. All of Worldwide's business operations are conducted through, and its operating assets are held in, subsidiaries. The Centers business in the U.S. is primarily owned and operated in AMF Bowling Centers, Inc. ("AMF Centers"), a wholly owned, indirect subsidiary of Worldwide. The Centers business outside of the U.S. is owned and operated in separate, indirect subsidiaries of Worldwide that own and operate bowling centers in various countries. The Products business is owned and operated in AMF Bowling Products, Inc. ("AMF Products"), which is a wholly owned, indirect subsidiary of Worldwide.

     See "Item 6. Selected Financial Data," and "Note 14. Geographic Segments" and "Note 15. Business Segments" in the Notes to Consolidated Financial Statements for discussions regarding geographic and business segments.

Background

     In May 1996, an investor group led by Goldman, Sachs & Co. ("Goldman Sachs") acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In connection with the acquisition, the Company became a wholly owned subsidiary of AMF Group Holdings Inc. ("Group Holdings"), which was in turn a wholly owned subsidiary of AMF Bowling, Inc. ("AMF Bowling").

     The Company soon announced and began to aggressively pursue a business strategy that included: (i) acquiring bowling centers, (ii) building a recognized national brand of bowling and entertainment centers and (iii) capitalizing on demand for bowling equipment in certain international markets. To facilitate the Company's strategy, AMF Bowling completed an initial public offering of common stock in 1997 and a sale of zero coupon convertible debentures in 1998 (the "AMF Bowling Financings"), a portion of the proceeds of each of which was used to fund the acquisition program.

     In mid-1998, after acquiring approximately 260 bowling centers that were financed through borrowings and the AMF Bowling Financings, management recognized that Centers revenue and cash flow from operations (as measured on a constant center basis) were generally declining below the levels in prior years. Moreover, the rapid growth through acquisitions led to problems in integrating new centers and managing the expanded base of operations. At the same time, management also recognized that Products revenue and operating cash flow were declining as demand for bowling equipment dropped dramatically following economic difficulties in the Asia Pacific region, Products' largest growth market, and as product quality issues and order fulfillment problems began to adversely impact sales. These financial and operational problems caused the Company to curtail its acquisition program and focus on improving operations rather than building a national brand.

     During 1998, the Company negotiated amendments to modify its senior secured credit agreement dated May 1, 1996, as amended and restated (the "Old Credit Agreement") to relax certain of its financial covenants. As part of these amendments, certain restrictions on acquisitions were put in place. In mid-1999, management of the Company implemented a number of initiatives designed to improve the Company's performance. Shortly thereafter, AMF Bowling, the Company's former parent, issued common stock in a rights offering to raise capital, a portion of which was contributed to Worldwide, as part of a recapitalization plan designed to provide further financial flexibility. At the same time, the Company also negotiated further amendments to the Old Credit Agreement.

     In 2000, the Company recognized that its 1999 recapitalization plan had not succeeded, that the initiatives to improve the Company's performance would take additional time to implement and that current and expected levels of cash flow were insufficient to service long term debt obligations. The Company engaged a financial advisor in mid-2000 to evaluate options, including assisting the Company in developing and negotiating with the appropriate parties, a plan to restructure its indebtedness. In August 2000, the Company entered into discussions and negotiations with informal committees of both its lenders under the Old Credit Agreement and the holders of its subordinated debt and publicly disclosed that it would not make scheduled interest payments on its subordinated indebtedness. During December 2000, the Company failed to make scheduled principal payments and delayed scheduled interest payments under the Old Credit Agreement. While discussions and negotiations continued with the various creditor groups, it became apparent that the filing of a voluntary petition for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") was a potential option for the Company.

Chapter 11 and Emergence

     On July 2, 2001 (the "Petition Date"), Worldwide and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. The international subsidiaries of the Company did not file for relief under Chapter 11. Subsequent to the Petition Date, AMF Bowling, the Company's former indirect parent, filed a separate petition for relief under Chapter 11.

     On the Petition Date, the Company was in default on approximately $622.3 million of indebtedness under the Old Credit Agreement and approximately $573.8 million of principal and accrued and unpaid interest under the Company's 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (the "Old Senior Subordinated Discount Notes") and its 10 7/8% Series B Senior Subordinated Notes due 2006 (the "Old Senior Subordinated Notes" and collectively with the Old Senior Subordinated Discount Notes, the "Old Subordinated Notes").

     On August 8, 2001, the Bankruptcy Court approved the Company's motion to obtain a debtor-in-possession financing in an aggregate amount up to $75.0 million (the "DIP Loan") from a syndicate of banks. The DIP Loan was available to provide financing for working capital, letters of credit, capital expenditures and general corporate purposes.

     On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the "Plan") of the Debtors. The Plan became effective March 8, 2002 (the "Effective Date"), which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the "New Credit Agreement"). Worldwide also entered into an indenture dated as of March 8, 2002 (the "New Indenture") providing for the issuance of $150.0 million aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the "New Subordinated Notes"). Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company's other pre-petition indebtedness were discharged and terminated.

     On the Effective Date, the Company borrowed $290.0 million under a term facility (the "Term Facility") and $10.0 million under a $60.0 million revolving credit facility (the "Revolver" and, collectively with the Term Facility, the "Exit Facility") provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10.0 million borrowing under the Revolver was repaid. The Revolver continues to be available for the Company's working capital and general corporate needs, subject to customary borrowing conditions.

     Pursuant to the Plan, on the Effective Date, the shares of common stock of Worldwide formerly held by its parent, Group Holdings, were cancelled. Worldwide issued 9,250,000 shares of new common stock, $0.01 par value (the "New AMF Common Stock"), and $150.0 million in New Subordinated Notes and paid $286.7 million in cash to Worldwide's former senior secured creditors (the "Former Secured Creditors") in full satisfaction of their claims. In addition, Worldwide will distribute to the Debtors' unsecured creditors (the "Former Unsecured Creditors") up to 750,000 shares of New AMF Common Stock, 1,764,706 Series A Warrants (the "Series A Warrants") and 1,724,138 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Warrants") in full satisfaction of their claims. Distributions of these securities will occur from time to time pursuant to and in accordance with the terms of the Plan. See "Note
12. Equity" in the Notes to the Consolidated Financial Statements for additional information regarding the New AMF Common Stock and the Warrants.

     Worldwide is obligated to distribute shares of New AMF Common Stock and Warrants to the Former Unsecured Creditors, but is not required to make any cash distribution to the Former Unsecured Creditors. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Former Unsecured Creditors is contingent on the resolution of their individual claims.

     AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution based upon its equity interest in Group Holdings. The Company no longer has any affiliation with either AMF Bowling or Group Holdings and the New AMF Common Stock, which represents the equity ownership of Worldwide, is distinct from the shares of common stock of AMF Bowling that remain outstanding at this time. Management of the Company understands that AMF Bowling plans to file a liquidating Chapter 11 plan.

Capital Structure of the Company after Emergence from Chapter 11

     Under the Plan, as described above, the Former Secured Creditors received a combination of cash, 9,250,000 shares of the New AMF Common Stock and $150.0 million aggregate principal amount of the New Subordinated Notes, and the Former Unsecured Creditors will receive up to 750,000 shares of the New AMF Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants, in each case, in full satisfaction of their claims against the Company. As of the Effective Date, substantially all of the pre-Chapter 11 indebtedness of the Company will be discharged and eliminated from the Company's balance sheet through the application of fresh start accounting required by the American Institute of Certified Public Accountant's Statement of Position 90-7 ("SOP 90-7"). Pursuant to the Plan, as of the Effective Date, the Company was authorized to issue to management options to purchase shares of New AMF Common Stock. See "Note 12. Equity" in the Notes to Consolidated Financial Statements for additional information regarding stock options.

     Under fresh start accounting, the reorganization value of the Company, which represents the going concern value of all of the Company's assets (excluding liabilities) under the Plan, is allocated among the Company's assets in accordance with Statement of Financial Accounting Standards ("SFAS") 141 "Business Combinations." In addition, those liabilities which were not otherwise discharged under the Plan, other than deferred taxes, are stated at their fair values.

     As of the Effective Date, the Company's outstanding indebtedness (excluding trade payables incurred in the ordinary course since the Petition Date and administrative expenses incurred in the Chapter 11 proceeding) consists of:
$290.0 million of debt under the Term Facility; $150.0 million of the New Subordinated Notes; borrowing capacity under the Revolver of $60.0 million, of which $10.0 million was outstanding; and approximately $3.1 million of other debt, representing one mortgage and one capitalized equipment lease, that was reinstated as senior debt under the Plan.

     The Company's unaudited pro forma reorganized balance sheet as of December 31, 2001 is set forth below. It reflects the pro forma effect of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, fresh start accounting, the closing of the Exit Facility, the issuance of the New Subordinated Notes and the write-off of goodwill in accordance with SFAS 142 as if each had occurred on December 31, 2001. The unaudited pro forma reorganized balance sheet should be reviewed in conjunction with the corresponding notes. This presentation has not been audited and does not necessarily reflect the actual adjustments that will be made as of the Effective Date.

                           AMF BOWLING WORLDWIDE, INC.
                       Pro Forma Reorganized Balance Sheet
                                December 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                                              Pro Forma
                                                December 31,    Reorganization          Other                December 31,
                                                  2001 (a)        Adjustments         Adjustments                2001
                                              -------------      ------------        ------------          ---------------
ASSETS
Cash and cash equivalents                     $      25,291      $                   $                     $        25,291
Accounts and notes receivable, net                   27,381                                                         27,381
Inventories                                          38,732                                                         38,732
Advances and deposits                                14,337                                                         14,337
Property and equipment, net                         685,154                              (46,293) (b)              638,861
Leasehold interests and other                        40,138            13,725 (c)        (28,510) (b)               25,353
Goodwill, net                                       718,414                             (718,414) (d)                  -
                                              -------------      ------------        -----------           ---------------
         Total assets                         $   1,549,447      $    $13,725        $  (793,217)          $       769,955
                                              =============      ============        ===========           ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                              $      24,246                                                $        24,246
Accrued expenses and other                           78,450                                                         78,450
Old Credit Agreement                                616,395          (616,395)(e)                                      -
Revolver                                                               10,000 (f)                                   10,000
Term Facility                                                         290,000 (f)                                  290,000
New Subordinated Notes                                                150,000 (g)                                  150,000
Liabilities subject to resolution                   595,463                             (595,463) (b)                  -
Other long-term debt                                  3,107                                                          3,107
Other long-term liabilities                           2,252                                                          2,252
                                              -------------      ------------        -----------           ---------------
         Total liabilities                        1,319,913          (166,395)          (595,463)                  558,055

Total stockholders' equity                          229,534           180,120           (197,754)                  211,900
                                              -------------      ------------        -----------           --------------
Total liabilities and stockholders'
equity                                        $   1,549,447      $     13,725        $  (793,217)          $       769,955
                                              =============      ============        ===========           ==============


Notes to Pro Forma Reorganized Balance Sheet
--------------------------------------------
(a) The historical balance sheet and the other historical financial statements and data included in this Form 10-K do not reflect the effects of fresh start accounting or SFAS 142.
(b) Reflects the application of SOP 90-7, including the write down of certain long lived assets to reflect the reorganization value upon emergence from Chapter 11.
(c)  Reflects expected fees and expenses associated with the Exit Facility.
(d) Reflects the write-off of goodwill of $718,414 in January 2002 upon application of SFAS 142.
(e) Reflects the exchange of debt outstanding under the Old Credit Agreement pursuant to the Plan.
(f)  Reflects amounts borrowed under the Exit Facility as of the Effective Date.
(g)  Reflects the issuance of the New Subordinated Notes.


Historical Financial Statements

     The accompanying historical consolidated financial statements do not reflect the effects resulting from the Company's emergence from the Chapter 11 proceeding and represent the financial position and capital structure on

December 31, 2001, which was prior to the implementation of the Plan. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, fresh start accounting or the write-off of goodwill. See "--Capital Structure of the Company after Emergence from Chapter 11." The historical consolidated financial statements should be read with the understanding that the reorganization significantly altered the historical capital structure reflected in the accompanying historical balance sheet as of December 31, 2001.

Proposed Change of Fiscal Year

     On March 20, 2002, Worldwide's Board of Directors (the "New Board") approved the change of the Company's fiscal year end from December 31 to the Sunday closest to June 30 and the use of a retail calendar, which will result in future fiscal years having either 52 or 53 weeks. These changes will be implemented effective after June 30, 2002. The Company intends to file a Form 10-K with respect to the period from January 1, 2002 through June 30, 2002.

Business Segments

Centers

     After the Company closes 13 bowling centers in the spring of 2002, it will operate 387 centers in 40 states and Puerto Rico. Outside the U.S., after the Company ceases operations in Brazil and Argentina, and sells one center in the United Kingdom, the Company will operate 102 bowling centers in six countries:
Australia (48), the United Kingdom (34), Mexico (9), the People's Republic of China, including Hong Kong (4), France (4) and Japan (3). The Company recorded $22.4 million as a reorganization item for the year ended December 31, 2001 to reflect its decision to close these centers and cease operations. This charge also includes the closing or disposition of one center in Germany, two centers in Spain, two golf practice ranges and one golf retail store in 2001 and early 2002.

     Centers derives revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other, including shoe rental, amusement machines, billiards and pro shops ("Ancillary Sources"). In 2001, bowling, food and beverage and Ancillary Sources represented 58.3%, 27.4% and 14.3% of total revenue, respectively.

     Bowling, the largest component of a center's revenue, is derived primarily from league and recreational play. Recreational play includes managed, or scheduled (such as birthday or corporate parties), and open, or unscheduled, play. Food and beverage sales are primarily through snack bars that offer food, soft drinks and, at most centers, alcoholic beverages.

     In the U.S., the operation of bowling centers has generally been characterized by declining lineage (number of games bowled per lane per day). This decline has been primarily caused by a decrease in the number of league bowlers. Centers has experienced difficulty in its efforts to improve lineage. In the last three years, the decline in lineage has been generally offset with annual price increases, yielding a modest net constant center revenue growth. During this period, improvement or decline in the Company's operating cash flow was primarily dependent on the results of management's cost reduction initiatives. See "--Business Strategy" and "Management's Discussion of Financial Condition and Results of Operations--Centers." There can be no assurances that in the future lineage will increase or not further decline, that further declines in lineage will be offset by price increases or that management's cost reduction initiatives will succeed.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 14. Geographic Segments" and "Note 15. Business Segments" in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Products

     For over 20 years, the majority of NCP sales have been to international markets. Traditionally, as bowling is introduced and becomes popular in new markets, there is demand for NCPs assuming the economics of constructing and operating bowling centers are favorable. During the early to mid-1990's, demand was unusually strong and was fueled by the growth of bowling in the Asia Pacific region. Economic difficulties in the Asia Pacific region beginning in 1997 ended this period of strong demand. Continued economic difficulties in a number of countries and regions, the limited availability of financing for customers desiring to build new bowling centers and the lack of a significant market to replace the Asia Pacific region have kept demand for NCPs below historical levels.

     Sales of Modernization and Consumer Products to bowling center operators provide a somewhat more stable base of recurring annual revenue than NCP sales. Some of these products, such as bowling pins, typically are replaced on approximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are often required to retain customers.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 14. Geographic Segments" and "Note 15. Business Segments" in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Business Strategy

U.S. Centers

     Since mid-1998, Centers has not pursued its former strategy to acquire bowling centers and build a national brand of bowling and entertainment centers. Centers' focus has been and continues to be on the following initiatives:

         .     improved training for center and facility managers;
         .     enhanced incentive-based compensation for center managers and key staff;
         .     more effective marketing programs; and
         .     implementation of cost reduction initiatives, such as improved management of payroll through more effective labor scheduling and more efficient center purchasing through centralized programs.

     Management believes that if these initiatives are successful, the Company will have better opportunities to reduce the decline in lineage that adversely impacts Centers and the bowling center industry in the U.S. and can improve the financial performance of Centers.

     Management believes quality and experience of the center manager and staff are two important factors that differentiate the better performing centers. Because a center manager is responsible for a wider range of functional areas than many other retail managers, the quality and experience of a center manager may have a greater impact on the operations of a center than a typical retail store manager. During 2001, Centers established a new training school for center managers and is attempting to recruit higher quality center managers and staff.

     During 2001, Centers established a new incentive compensation plan for center managers that rewards performance with an increased bonus for achievement in excess of budgeted expectations. Management believes improved cash flow will offset the cost of this plan. The new compensation plan should also help attract better manager candidates as well as reduce center manager turnover.

     Centers will also continue to focus on improving food and beverage revenue through initiatives to provide better customer service and improve the quality of food and beverage offerings. Implementation of better inventory and cost controls, along with menu modifications, are also expected to improve food and beverage margins.

     Irrespective of the number of centers acquired by the Company since 1996, the Company has generally closed approximately 10 bowling centers per year. For a summary of the Company's terminated acquisition program, see "Item 6. Selected Financial Data." These closings include the 13 centers in the U.S. that were closed during the Chapter 11 proceeding. When deciding to cease a center's operations, management evaluates the center's recent performance as well as any investment in capital that might be necessary to maintain or improve the center's operating cash flow and, in the case of a center operated on leased premises, anticipated increases in rent that might adversely impact operating cash flow. If center closings continue at this rate and operating cash flow is not increased at the Company's remaining centers, the overall performance of the Company may decline.

International Centers

     The Company's operating strategies vary by country, although in general, local management will focus on implementing initiatives similar to those described for U.S. bowling centers. In 2002, management will seek to concentrate its efforts on its operations in Australia and the United Kingdom, the Company's largest bowling center operations outside of the U.S.

Products

     Since 1998, Products has undergone a series of organizational restructurings including work force reductions, that were intended to size its operating expenses to declining revenue, correct product quality and order fulfillment problems and improve Products' management of working capital. In March 2001, Products hired John Suddarth as Chief Operating Officer. His management team has evaluated strategy, operations and organization to put in place a plan that focuses on:

         .     reorganization of the business to decrease costs and increase focus on key product lines, customer service and product quality;
         .     consolidation of country-based sales offices and warehouses;
         .     implementation of working capital management programs; and
         .     improvement of the accuracy and completeness of shipments through better order fulfillment processes.

     In May 2001, Products' management team began implementing a restructuring plan to reduce manufacturing costs and operating expenses. The plan included replacing the then existing functional organization with five product-oriented divisions, each led by a general manager. The restructuring eliminated over 150 positions worldwide and should result in cost savings.

     As part of the restructuring plan, Products also began streamlining its European sales and service network. The previous organizational structure had separate offices in the United Kingdom, France, Germany and Sweden, each with its own warehousing, administrative and accounting functions and technical and sales personnel. Administrative, accounting and warehousing are now being consolidated in Rotterdam, the Netherlands. Local country sales forces will be maintained. Technical support will be centrally managed but technicians will be based throughout Europe. Products' management believes the new structure will improve customer support and reduce operating expenses.

     To achieve efficiency, Product's management is working towards the elimination of outdated and redundant stock keeping units and the improvement of management information systems. It is also implementing a working capital management program that focuses on the reduction in the level of inventory and accounts receivable. In addition, the Company is attempting to implement changes to Products' marketing programs in an effort to enhance its revenue.

     While Products is continuing to pursue its restructuring efforts and is attempting to address cost and revenue issues, Products continues to experience substantial competition and weak markets in a number of its product categories. Management believes that it is unlikely that, for the foreseeable future, Products will generate revenue that will reach its historical levels.

Seasonality

     Centers' business is seasonal. Cash flows typically peak in the winter and are lower in the summer.

     Products' sales are also seasonal. The beginning of league play in the fall of each year drives the U.S. market, which is primarily a market for Modernization and Consumer Products, and with the decline in demand for NCPs, is the largest market for Products. While bowling center proprietors purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. Proprietors typically sign purchase orders for modernization equipment during the spring after they have indications of fall league sign ups.

Modernization equipment is then shipped and installed during the summer when bowling centers generally have fewer bowlers.

Industry and Competition

Centers

     Bowling is both a competitive sport and a recreational entertainment activity and faces competition from numerous other leisure activities. The future performance of Centers is subject to continued interest in bowling, the availability and affordability of other sports, recreational and entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which the Company has no control.

     The ownership of bowling centers in the U.S. is fragmented. There are two large bowling center operators, the Company and Brunswick Corporation ("Brunswick") (which operated approximately 100 centers as of December 31, 2001), three smaller chains that together operate approximately 55 bowling centers and approximately 5,000 bowling centers owned by single-center and small-chain operators that typically own four or fewer centers.

     The international bowling center industry is also highly fragmented. There are few chain operators in any country and a large number of single-center operators. The Company believes it is competitively well positioned in Australia and the United Kingdom.

     Centers competes primarily through customer service, quality of bowling equipment, location, facilities, food and beverage offerings and marketing programs. See "--Business Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" for further discussion.

Products

     The Company and Brunswick are the two largest manufacturers of bowling center equipment and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. Management believes this is a competitive advantage in the case of NCP sales where the purchasers often desire to buy all of the bowling equipment necessary to outfit a new center from a single supplier.

     Following record sales of NCPs in the 1990's, mainly to the Asia Pacific region, NCP sales have declined in recent years to below historical levels. Management believes that uncertain political and economic conditions have depressed demand. In addition, as purchasers of NCPs are often startup businesses, current political and economic conditions have increased the difficulty that purchasers face in obtaining financing to build and equip new bowling centers.

     The Company also competes with smaller companies in the sale of Modernization and Consumer Products. This competition has become greater in the past decade as additional manufacturers and suppliers have entered the Modernization and Consumer Products business.

     The low demand for NCPs and additional competition for NCPs and Modernization and Consumer Products from manufacturers that may enjoy a lower cost structure have also increased price competition among competitors. Management expects the trend toward lower cost products to continue, especially in the Asia Pacific region. The lingering effects of previous technical difficulties with the scoring and back office systems introduced in 1998 may still adversely impact some sales opportunities.

International Operations

     The Company's international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes.

As is the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of Products' bowling equipment in a market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 15.9% and 23.5% of consolidated revenue and EBITDA, respectively, in 2001. Revenue and EBITDA of international bowling centers represented 15.9% and 25.4% of consolidated revenue and EBITDA, respectively, in 2000.

     See "Note 14. Geographic Segments" and "Note 15. Business Segments" in the Notes to Consolidated Financial Statements for additional financial information concerning the Company's operations in different geographic areas.

Employees

Centers

     As of March 15, 2002, Centers had approximately 16,500 full- and part-time employees worldwide, of which approximately 13,600 were employed in the U.S. (substantially all of whom are non-union employees) and approximately 2,900 were employed internationally. The Company believes its relations with its Centers employees are satisfactory.

Products

     As of March 15, 2002, Products had approximately 660 full-time employees worldwide, of which approximately 430 were employed in manufacturing and approximately 230 in sales and administration. The Company believes its relations with its Products employees are satisfactory.

Corporate

     As of March 15, 2002, corporate had approximately 135 full-time employees. The Company believes its relations with its corporate employees are satisfactory.


ITEM 2.  PROPERTIES

Centers

     As of December 31, 2001, the Company operated 400 bowling centers and related facilities in the U.S. and Puerto Rico and 117 centers in nine other countries. The average age of its U.S. bowling centers, including leased centers, is over 30 years. A typical bowling center has approximately 1,000 square feet of total space per bowling lane.

     During the Chapter 11 proceeding, the Company decided to close 13 U.S. bowling centers (12 of which were premises subject to leases rejected in the Chapter 11 proceeding) and two other operating locations and is now in the process of closing them. Once these closings are completed, the Company will operate 387 bowling centers in the U.S. In addition, the Company rejected leases in the Chapter 11 proceeding for nine centers that were closed prior to the Petition Date. The following table reflects the Company's U.S. centers following those closings:

                              U.S. BOWLING CENTERS


       Region                          Owned                         Leased
       ------                          -----                         ------
       East                              91                             49
       Central                           90                             35
       West                              77                             45
                                         --                             --
            Total                       258                            129
                                        ===                            ===

     The Company's bowling center leases are subject to periodic renewal. Forty-one of the U.S. centers have leases that expire during the next three years, of which 17 have renewal options at fixed rent increases.

     There can be no assurance that the Company will be able to renew leases for centers in cases in which the lease does not contain a renewal option. There can also be no assurance the Company will be able to renew leases, absent a fixed rent in the option, at rents that would permit the Company to maintain or increase existing cashflow margins or on terms that are otherwise favorable to the Company. In addition, in light of the age of the Company's centers, which may require significant capital expenditures for maintenance, the Company may choose not to renew leases for marginal performing centers. If the Company is unable to renew leases at rents that allow centers to remain profitable or management chooses not to renew leases, the number of centers may decrease, resulting in lower revenue, which may impact the Company's operations and its ability to meet its financial obligations.

     The Company has closed or is in the process of closing, selling or otherwise disposing of, 11 centers in Brazil, two in Spain, one in the United Kingdom and one in Argentina. The following table reflects the Company's international centers following those changes:

                          INTERNATIONAL BOWLING CENTERS

                                            Number of
       Country                              Locations      Owned       Leased
       -------                              ---------      -----       ------

       Australia                               48           27           21
       United Kingdom                          34           11           23
       Mexico                                   9            5            4
       The People's Republic of China           4            0            4
       France                                   4            0            4
       Japan                                    3            0            3
                                               ---          --           --
            Total                              102          43           59
                                               ===          ==           ==

     For information concerning material encumbrances on the Company's owned real estate, see "Note 6. Long-Term Debt" in the Notes to Consolidated Financial Statements.

Products

     As of December 31, 2001, Products owned or leased facilities at three locations in the U.S. Two are used for its bowling equipment business and one is used for its billiards business. For information concerning major encumbrances on the Company's owned real estate, see "Note 6. Long-Term Debt" in the Notes to Consolidated Financial Statements.

                                 U.S. Facilities

                                                                                         Approximate       Owned/
Location                                 Function                                       Square Footage     Leased
--------                                 --------                                       --------------     ------
Richmond, VA         Corporate headquarters of Worldwide, Products and Centers;              360,000        Owned
                     Products manufacturing facility for pinspotters, automatic scoring, synthetic lanes, other capital equipment and its
                     warehouse and distribution facility.
Lowville, NY         Manufacturing facility for pins and wood lanes                          171,000        Owned
Bland, MO            Manufacturing facility for billiard tables                              116,900        Owned
                                                                                              33,000       Leased

     At December 31, 2001 Products leased all of its international facilities.

                            International Facilities

                                                                          Approximate                 Owned/
Location                                            Function            Square Footage                Leased
--------                                            --------            --------------                ------
Emu Plains, Australia                                Office                      400                  Leased
                                                    Warehouse                 10,100                  Leased
Hong Kong                                            Office                    2,500                  Leased
Shanghai, the People's Republic of China             Office                      400                  Leased
Beijing, the People's Republic of China             Warehouse                  4,000                  Leased
Levallois-Perret, France                             Office                    1,000                  Leased
Mainz-Kastel, Germany                                Office                      700                  Leased
New Delhi, India                                     Office                    2,000                  Leased
Yokohama, Japan                                      Office                    3,000                  Leased
                                                 Services Center               9,000                  Leased
Osaka, Japan                                          Sales                      800                  Leased
Fukuoka, Japan                                       Office                      400                  Leased
Mexico City, Mexico                                  Office                    1,300                  Leased
                                                    Warehouse                 11,400                  Leased
Warsaw, Poland                                       Office                      200                  Leased
Granna, Sweden                                       Office                    4,500                  Leased
                                                   Warehouse*                 12,700                  Leased
Hemel Hempstead, United Kingdom                      Office                   11,500                  Leased
                                                   Warehouse*                 11,800                  Leased
Moscow, Russia                                       Office                      500                  Leased
                                                    Warehouse                  3,000                  Leased
Rotterdam, the Netherlands                           Office                    5,500                  Leased
                                                    Warehouse                  7,900                  Leased

------------------
*Scheduled to be closed as part of European consolidation.

ITEM 3.  LEGAL PROCEEDINGS

     The Company emerged from Chapter 11 on March 8, 2002 and accordingly no longer operates under the constraints of Chapter 11. Under the Plan, however, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, executory contracts and unexpired leases, litigation pending in the Bankruptcy Court at the time of confirmation, litigation the Company or other parties may commence relating to the Chapter 11 proceeding, and specific matters relating to the implementation and consummation of the Plan. See "Item 1. Business--Chapter 11 and Emergence" for additional information regarding the Company's Chapter 11 proceeding.

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Products in the Harbin Intermediate People's Court in Heilongjing, the People's Republic of China. Hai Heng sought to recover $3.0 to $4.0 million in damages relating to equipment purchased from AMF Products. Hai Heng asserted the poor quality of the equipment entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the equipment.

     In November 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court in February 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products filed an appeal to the Supreme People's Court in Beijing, the People's Republic of China (the "Supreme Court"). The Supreme Court declined to review the case and the People's Court judgment is now final.

     AMF Products and Hai Heng have signed a settlement agreement under which the judgment of the People's Court against AMF Products will be satisfied in full by AMF Products paying Hai Heng $150,000 and not disputing Hai Heng's seizure of approximately $940,000 formerly on deposit in AMF Products' Beijing bank account. The Company has recently learned that Hai Heng has refused to complete the terms of the settlement.

     On January 19, 2001, AMF Products entered into an administrative Consent Order with the New York State Department of Environmental Conservation ("DEC"), whereby AMF Products agreed to submit an approvable engineering report and implement a schedule for installation of new control equipment and boiler upgrades and perform stacks tests to ensure compliance of its 22.8 MBtu per hour wood fired boiler with New York State air emission requirements. AMF Products also agreed to pay a $15,000 penalty of which $5,000 was suspended. AMF Products is presently negotiating an Amended Consent Order relating to the same matter, which arises from allegations by DEC that AMF Products did not comply with the schedule under the Consent Order.

     The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims and personal injury claims from customers of Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company solicited votes for the acceptance or rejection of the Company's Second Amended Joint Plan for Reorganization under Chapter 11 of the Bankruptcy Code during the period from on or about November 19, 2001 through January 4, 2002. In accordance with the Bankruptcy Code and the Plan, votes were solicited from, among other creditors, beneficial holders of the Company's Old Subordinated Notes (collectively comprising Class 6 under the Plan). Forty-two beneficial holders holding approximately $24.2 million of the outstanding claims in Class 6 voted to accept the Plan. Forty-one beneficial holders holding approximately $352.4 million of the outstanding claims in Class 6 voted to reject the Plan. Accordingly, approximately 50.6% of those Class 6 claimants that voted, representing approximately 6.4% of the dollar amount of the claims held by those Class 6 claimants that voted, voted to accept the Plan. Approximately 49.4% of those Class 6 claimants that voted, representing approximately 93.6% of the claims held by those Class 6 claimants that voted, voted to reject the Plan. Notwithstanding this adverse vote, the Bankruptcy Court approved the Plan on February 1, 2002.

                                     PART II

ITEM 5.  MARKET FOR WORLDWIDE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of Worldwide issued and outstanding prior to the Effective Date, which was wholly owned by Worldwide's former parent, Group Holdings, was cancelled on the Effective Date. The Former Secured Creditors received 9,250,000 shares of the New AMF Common Stock and the New Subordinated Notes as part of their distribution under the Plan. As of the Effective Date, based solely on information provided by the Former Secured Creditors, the Company believes that there were approximately 30 beneficial owners of the outstanding New AMF Common Stock. The New AMF Common Stock and the New Subordinated Notes were issued in reliance on the provisions of Section 1145(a)(1) of the Bankruptcy Code that exempt the initial offer and distribution, and certain resales, of those securities from registration under the federal securities laws (the "Bankruptcy Code Exemption"). Up to 750,000 shares of the New AMF Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants will be issued and distributed in reliance on the Bankruptcy Code Exemption to the Former Unsecured Creditors from time to time in accordance with the Plan.

     Neither the New AMF Common Stock nor the Subordinated Notes are listed or quoted on any national securities exchange or national market system or registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There is no recognized public trading market for the New AMF Common Stock or the New Subordinated Notes. However, the Company has been advised that isolated trades of small amounts of the New AMF Common Stock may be occurring. The Company has no reliable information about the prices at which any of these trades might be made.

     Worldwide did not pay cash dividends on its former common stock during the past two years. Worldwide is prohibited under the New Credit Agreement and the New Indenture from paying cash dividends and does not anticipate paying any cash dividends on the New AMF Common Stock for the foreseeable future.

     See "Note 12. Equity" in the Notes to the Consolidated Financial Statements for a more detailed description of certain terms of Worldwide's equity securities.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the fiscal years indicated were derived from the Company's audited consolidated financial statements for each of the years in the five year period ended December 31, 2001. The data should be read in conjunction with the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this report. The selected financial data do not reflect the effects resulting from the Company's emergence from Chapter 11 and represent the Company's financial position and capital structure on December 31, 2001, which was prior to the implementation of the Plan. As such, among other things, the data do not reflect the effects of the cancellation of indebtedness resulting from the Chapter 11 proceeding, fresh start accounting or the write-off of goodwill.

     The Company's consolidated financial statements for 2001 were prepared in accordance with SOP 90-7 which provides guidance for financial reporting by entities that file petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 proceeding distinguish transactions and events directly associated with the reorganization from those of operations of the ongoing business. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items, net. See "Note 7. Liabilities Subject to Resolution" and "Note 8. Reorganization Items, Net and Other Charges" in the Notes to the Consolidated Financial Statements for further discussion.

     In connection with the Company's emergence from Chapter 11, the Company will apply fresh start accounting in accordance with SOP 90-7. Under SOP 90-7, the reorganization value of the Company will be allocated to the Company's assets in accordance with SFAS 141 and the liabilities will be stated at their present values. The application of SOP 90-7 will result in the write down of certain long lived assets. The Company will also write-off all of its goodwill effective January 1, 2002 in accordance with SFAS 142 (See "Note 2. Significant Accounting


Policies" in the Notes to the Consolidated Financial Statements). See "Item 1. Business" for the Company's unaudited pro forma reorganized balance sheet as of December 31, 2001.

     In addition to the effects of fresh start accounting, the comparability of the selected financial data is affected by the
Company's bowling center acquisition program. In 1997, Centers acquired 122 bowling centers from a number of unrelated sellers for an aggregate purchase price of $232.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total). In 1998, Centers acquired 83 bowling centers from a number of unrelated sellers for an aggregate purchase price of $156.8 million. In 1999, Centers acquired one center for a purchase price of $1.4 million. In 2000, Centers acquired 4 centers (excluding
13 centers that were owned in a joint venture between the Company and Playcenter S.A., a Brazilian entertainment company, until the
Company acquired the 50% interest of Playcenter S.A. in December 2000) for a combined purchase price of $8.6 million. In 2001,
Centers acquired no bowling centers.

                                                                    For the year ended December 31,
                                                  ---------------------------------------------------------------------
                                                    1997           1998            1999            2000          2001
                                                  --------      ---------        --------         -------    ----------
                                                                         (dollars in millions)
Statement of Operations Data (a):
Operating revenue                                 $  713.7      $   736.4        $  732.7         $ 715.0    $     694.9
Cost of goods sold                                   212.6          202.2           177.2           173.1         154.6
Bowling center operating expenses                    251.2          334.0           373.4           386.9         376.6
Selling, general and administrative expenses          64.5           63.8            71.5            64.5          60.8
Restructuring and asset impairment  charges           -              -               16.6             5.0           5.6
Refinancing charges                                   -              -               -                6.5          13.0
Depreciation and amortization                        102.5          120.3           132.7           136.0         130.0
                                                  --------      ---------        --------         -------    ----------
     Operating income (loss)                          82.9           16.1           (38.7)          (57.0)        (45.7)
Interest expense, gross                              118.4          101.9           111.3           121.5         104.9
Other income (expense), net                           (8.2)          (5.5)           (4.8)           (0.2)         (4.9)
                                                  --------      ---------        --------         -------    ----------
     Net loss before provisions for income
         taxes                                       (43.7)         (91.3)         (154.8)         (178.7)       (155.5)
Provision (benefit) for income taxes                 (12.9)           7.3            27.6             2.3           4.8
                                                  --------      ---------        --------         -------    ----------
     Net loss before equity in loss of
         joint  ventures  and  extraordinary
         items                                       (30.8)         (98.6)         (182.4)         (181.0)       (160.3)
Equity  in loss of  joint  ventures,  net of
income taxes                                          (1.4)          (8.2)          (18.6)           (0.5)           -
                                                  ---------     ---------        --------         -------    ----------
     Net loss before extraordinary item              (32.2)        (106.8)         (201.0)         (181.5)       (160.3)
Extraordinary item, net of income taxes              (23.4)           -               -              -               -
                                                  ---------     ---------        --------         -------    ----------
     Net loss before reorganization items, net       (55.6)        (106.8)         (201.0)         (181.5)       (160.3)
Reorganization items, net                             -               -              -               -             56.7
                                                  ---------     ---------        --------         -------    ----------
     Net loss                                     $  (55.6)     $  (106.8)       $ (201.0)        $(181.5)   $   (217.0)
                                                  =========     ==========       =========        ========   ==========

Selected Data:
EBITDA (b)                                        $  185.4      $   136.4        $  110.6         $  90.5    $    102.9
EBITDA margin                                         26.0%          18.5%           15.1%           12.7%         14.8%

                                                                    For the year ended December 31,
                                                  ---------------------------------------------------------------------
Balance Sheet Data:                                 1997           1998            1999            2000          2001
                                                  --------      ---------        --------         -------    ----------
                                                                            (dollars in millions)
Working capital (c)(d)                            $   44.0      $    59.5        $    7.1         $(1,105.1) $   (613.4)
Goodwill (e)                                         772.3          772.7           765.1             746.1       718.4
Total assets (e)                                   1,831.8        1,956.0         1,805.4           1,726.3     1,549.4
Liabilities subject to resolution (f)                  -              -               -                 -         595.5
Total debt (e)                                     1,060.6        1,047.1         1,048.6           1,136.6       619.5
Stockholder's equity (e)                          $  653.9      $   803.9        $  641.7         $   453.9  $    229.5

-----------------------
(a) Certain amounts have been reclassified to conform with current year presentation.
(b) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, restructuring and asset impairment charges, refinancing charges and reorganization items, net. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with U.S. generally accepted accounting principles. EBITDA includes charges primarily related to fixed assets, goodwill, inventory and accounts receivable of $15.1 million in 2001, $39.2 million in 2000 and $26.5 million in 1999. In addition, in 2001, EBITDA also includes charges of $5.3 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001 as a result of filing the petitions commencing the Chapter 11 proceeding.
(c) Working capital as of December 31, 2000, includes the classification of $1,134.6 million of long-term debt as a current liability. Working capital as of December 31, 2001 includes the classification of $616.4 million of the Company's indebtedness under the Old Credit Agreement (the "Bank Debt") in the current portion of long-term debt.
(d) Working capital as of December 31, 2001, excludes the classification of $595.5 million of liabilities subject to resolution.
(e) Does not reflect the impact of SFAS 142 or SOP 90-7 which, as indicated in the unaudited pro forma reorganized balance sheet set forth in "Item 1. Business", would result in pro forma goodwill, total assets, total debt and stockholder's equity of $0.0, $770.0 million, $453.1 million and $211.9 million, respectively, at December 31, 2001.
(f) Liabilities subject to resolution refers to those unsecured claims that were impaired under the Plan. The holders of those claims will not receive the full amount of their claims but will receive a pro rata distribution of up to 750,000 shares of the New AMF Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 and Emergence

     On the Petition Date, the Debtors filed voluntary petitions under Chapter
11. During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. The international subsidiaries of the Company did not file for relief under Chapter 11. Subsequent to the Petition Date, AMF Bowling, the Company's former indirect parent, filed a separate petition for relief under Chapter 11.

     On the Petition Date, the Company was in default on approximately $622.3 million of indebtedness under the Old Credit Agreement and approximately $573.8 million of principal and accrued and unpaid interest under the Old Subordinated Notes.

     On August 8, 2001, the Bankruptcy Court approved the Company's motion to obtain a $75.0 million DIP Loan from a syndicate of banks. The DIP Loan was available to provide financing for working capital, letters of credit, capital expenditures and general corporate purposes.

     On February 1, 2002, the Bankruptcy Court confirmed the Plan of the Debtors. The Plan became effective on March 8, 2002, which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into the New Credit Agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders. Worldwide also entered into the New Indenture providing for the issuance of the New Subordinated Notes. Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company's other pre-petition indebtedness were discharged and terminated.

     On the Effective Date, the Company borrowed $290.0 million under the Term Facility and $10.0 million under the Revolver provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10.0 million borrowing under the Revolver was repaid. The Revolver continues to be available for the Company's working capital and general corporate needs, subject to customary borrowing conditions.

     Pursuant to the Plan, on the Effective Date, the shares of common stock of Worldwide formerly held by Group Holdings were cancelled. Worldwide issued 9,250,000 shares of New AMF Common Stock and $150 million in New Subordinated Notes and paid $286.7 million in cash to the Former Secured Creditors in full satisfaction of their claims. In addition, Worldwide will distribute to the Former Unsecured Creditors up to 750,000 shares of New AMF Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants in full satisfaction of their claims. Distributions will occur as the amount and value of their claims are resolved which will not occur until later in 2002. See "Note 12. Equity" in the Notes to the Consolidated Financial Statements for additional information regarding the New AMF Common Stock and the Warrants.

     Worldwide is obligated to distribute shares of New AMF Common Stock and Warrants to the Former Unsecured Creditors, but is not required to make any cash distribution to the Former Unsecured Creditors. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Former Unsecured Creditors is contingent on the resolution of their claims.

     AMF Bowling did not receive any distribution based upon its equity interest in Group Holdings. The Company no longer has any affiliation with either AMF Bowling or Group Holdings and the New AMF Common Stock, which represents the equity ownership of Worldwide, is unrelated to and distinct from, the shares of AMF Bowling that remain outstanding at this time. Management of the Company understands that AMF Bowling plans to file a liquidating Chapter 11 plan.

     See "Item 1. Business--Capital Structure of the Company after Emergence from Chapter 11" for the Company's unaudited pro forma reorganized balance sheet.

Background

     To facilitate a meaningful comparison, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers and Products separately.

     Management's discussion and analysis of the Company's financial condition and the results of operation, except for "--Liquidity, Capital Resources and Capital Expenditures," does not reflect the effects resulting from the Company's emergence from the Chapter 11 proceeding but represents the Company's financial position and capital structure on December 31, 2001, which was prior to the implementation of the Plan. As such, among other things, management's discussion does not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, fresh start accounting or the write-off of goodwill. The application of fresh start accounting will result in the write-off of leasehold interests and the revaluation of the Company's tangible non current assets. This will result in depreciation and amortization expense being lower in periods subsequent to the Effective Date compared with historical accounting periods prior to such date. In addition, the write-off of goodwill will significantly reduce amortization expense in periods subsequent to December 31, 2001.

     The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are not material. The comparative results of Centers for 2001 reflect the closing of 9 centers and the opening of 1 center. The comparative results of Centers for 2000 reflect the closing of 14 centers, the sale of 4 previously closed centers and the acquisition of 4 centers.

     The Company's consolidated financial statements for 2001 were prepared in accordance with SOP 90-7, which provides guidance for financial reporting by entities that file petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 distinguish transactions and events directly associated with the reorganization from those of operations of the ongoing business. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items, net. See "Note 7. Liabilities Subject to Resolution" and "Note 8. Reorganization Items, Net and Other Charges" in the Notes to the Consolidated Financial Statements for further discussion.

     The results discussed below include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, restructuring and asset impairment charges, refinancing charges and reorganization items, net. EBITDA information is included because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.

Performance by Business Segment

Centers

     Centers' results reflect all bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 498 centers that had been in operation one full fiscal year as of December 31, 2000. The discussion of new center results reflects the results of 5 centers that were either purchased since January 1, 2000 or had been in operation less than one full fiscal year as of December 31, 2000. Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) Ancillary Sources. In 2001, bowling, food and beverage and Ancillary Sources represented 58.3%, 27.4% and 14.3% of total Centers revenue, respectively. In 2000, bowling, food and beverage and Ancillary Sources represented 58.0%, 27.5% and 14.5% of total Centers revenue, respectively.

     Centers' EBITDA included charges of $0.4 million in 2001 related to the termination of a joint venture that formerly operated one center in the People's Republic of China and $4.6 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001 as a result of filing the petitions commencing the Chapter 11 proceeding. In 2000, Center's EBITDA included charges of $12.0 million primarily related to the write-off of goodwill and fixed assets in the U.K. and increased reserves in the U.S. for center closures and insurance expense. Centers' EBITDA included charges of $6.6 million in 1999 primarily related to special charges taken in 1999. See "--Consolidated Items" and "Note
8. Reorganization Items, Net and Other Charges" in the Notes to Consolidated Financial Statements for additional information on these charges.

                                                         For the year ended December 31,
                                                      ------------------------------------
                                                         1999          2000        2001
                                                      ----------   ----------   ----------
                                                              (dollars in millions)
Centers (before intersegment eliminations)
Operating revenue                                     $    585.7   $    580.4   $    577.1
                                                      ----------   ----------   ----------
Cost of goods sold                                          61.1         60.1         57.9
Bowling center operating expenses                          374.5        388.0        377.8
Selling, general and administrative expenses                12.8          6.7          8.0
Restructuring and asset impairment charges                   8.3          2.6          3.5
Refinancing charges                                            -          0.8          1.9
Depreciation and amortization                              109.4        111.7        105.4
                                                      ----------   ----------   ----------
     Operating income                                 $     19.6   $     10.5   $     22.6
                                                      ==========   ==========   ==========

Selected Data:
EBITDA (a)                                            $    137.3   $    125.6   $    133.4
EBITDA margin                                               23.4%        21.6%       23.1%
Number of centers, end of period                           539          525         517
Number of lanes, end of period                          18,654       18,228      18,180


-----------------------
(a) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, restructuring and asset impairment charges, refinancing charges and reorganization items, net.

     2001 Compared to 2000. Centers operating revenue decreased $3.3 million, or 0.6%. U.S. bowling center revenue increased $0.1 million and international bowling center revenue, impacted primarily by negative trends in foreign currency exchange rates and the loss of league bowlers in Australia, decreased $3.4 million, or 3.1%. An increase of $13.4 million was attributable to new centers, of which $2.6 million was from U.S. centers, and $10.8 million was from international centers. Constant center operating revenue decreased $7.3 million, or 1.3%. U.S. constant center operating revenue increased $5.6 million, or 1.2%, primarily as a result of increases in open play revenue and Ancillary Sources associated with open play. International constant center revenue decreased $12.9 million, or 11.5%, primarily as a result of the negative impact of changes in foreign currency exchange rates and the loss of league bowlers in Australia. A decrease in operating revenue of $9.4 million was attributable to the closing of 8 U.S. centers and one international center in 2001.

     Centers cost of goods sold decreased $2.2 million, or 3.7%. Constant centers cost of goods sold decreased $2.7 million, or 4.7%. U.S. constant centers cost of goods sold decreased $1.2 million, or 2.7%, primarily as a result of a decrease in food revenue offset by an improved margin on alcohol sales. International constant centers cost of goods sold decreased $1.5 million, or 12.8%. A decrease in cost of goods sold of $1.1 million was associated with the centers closed in 2001. An increase of $1.6 million was attributable to new centers, primarily international.

     Centers operating expenses decreased $10.2 million, or 2.6%. An increase of $10.4 million was attributable to new centers and a decrease of $8.2 million was attributable to constant centers. A decrease of $3.6 million was attributable to lower regional and district operating expenses resulting from position eliminations in 2000. An additional decrease of $8.8 million was attributable to centers closed in 2001. As a percentage of revenue, Centers operating expenses were 65.5% for 2001 compared with 66.9% for 2000.

     Centers selling, general and administrative expenses increased $1.3 million. As a percentage of revenue, Centers selling, general and administrative expenses were 1.4% for 2001 and 1.2% for 2000.

     2000 Compared to 1999. Centers operating revenue decreased $5.3 million, or 0.9%, U.S. bowling center revenue increased $5.7 million, or 1.2%, and international bowling center revenue, substantially impacted by negative trends in foreign currency exchange rates, decreased $11.0 million, or 8.8%. An increase of $2.5 million was attributable to new centers, of which $2.4 million was from U.S. centers, and $0.1 million was from international centers. Constant center operating revenue increased $1.4 million, or 0.2%. U.S. constant center operating revenue increased $9.7 million, or 2.2%, primarily as a result of increases in open play revenue, and food and beverage and Ancillary Sources associated with open play. International constant center revenue decreased $8.3 million, or 6.9%, almost entirely caused by the negative impact of changes in foreign currency exchange rates. A decrease in operating revenue of $9.2 million was attributable to the closing of 12 U.S. centers and two international centers and the sale of two international centers all in 2000.

     Centers cost of goods sold decreased $1.0 million, or 1.6%. Constant centers cost of goods sold decreased $0.5 million, or 0.8%. U.S. constant centers cost of goods sold increased $0.3 million, or 0.7%, primarily as a result of costs associated with the increase in food and beverage and Ancillary Sources discussed above. International constant centers cost of goods sold decreased $0.8 million, or 6.7%. A decrease in cost of goods sold of $0.9 million was associated with the centers closed or sold in 2000. An increase of $0.4 million was attributable to new centers, primarily in the U.S.

     Centers operating expenses increased $13.5 million, or 3.6%. An increase of $2.0 million was attributable to new centers and an increase of $15.9 million was attributable to constant centers. An increase of $3.2 million was attributable to higher regional and district operating expenses resulting from new field level positions that were added in 1999 and national advertising campaigns. These increases were partially offset by a decrease of $7.6 million attributable to centers closed or sold in 2000. As a percentage of revenue, Centers operating expenses were 66.9% for 2000 compared with 63.9% for 1999. In the fourth quarter of 2000, Centers recorded charges totaling $12.0 million to reflect: (i) the net present value of leases related to centers scheduled to be closed ($2.8 million), (ii) the write down of U.K. property, equipment and goodwill no longer in service ($6.2 million), (iii) the increase in insurance claims experience that resulted from the enhancement of benefits to U.S. bowling center employees and the occurrence of certain unusual claims ($2.2 million) and
(iv) statutory audit adjustments to the French bowling centers results ($0.8 million). Without these additional fourth quarter charges, Centers operating expenses were $376.0 million, or 64.8% of its revenue.

     Centers selling, general and administrative expenses decreased $6.1 million, or 47.7%. Constant centers selling, general and administrative expenses were lower in 2000 by $6.0 million primarily attributable to charges recorded in 1999 related to center closures in the U.S. As a percentage of revenue, Centers selling, general and administrative expenses were 1.2% for 2000 and 2.2% for 1999.

Products

     Products' EBITDA included charges of $14.7 million in 2001 primarily related to the write down of the carrying value of certain inventory and an increased allowance for doubtful accounts related to accounts receivable and $0.5 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001 as a result of filing the petitions commencing the Chapter 11 proceeding. Products' EBITDA included charges of $26.5 million in 2000 primarily related to the write-off of inventory and accounts receivable, including the effects of closing an international sales office and termination of certain distribution agreements. Products' EBITDA included charges of $19.7 million in 1999 primarily related to the write-off of accounts receivable and inventory. See "Note 8. Reorganization Items, Net and Other Charges" in the Notes to Consolidated Financial Statements and "--Consolidated Items" for additional information on these charges.

                                                                         For the year ended December 31,
                                                                   ------------------------------------------------
                                                                      1999                2000              2001
                                                                   ----------           ---------        ----------
                                                                                 (dollars in millions)
Products (before intersegment eliminations)
Operating revenue                                                  $    169.3           $   151.3        $    136.4
Cost of goods sold                                                      137.0               128.3             113.7
                                                                   ----------           ---------        ----------
     Gross profit                                                        32.3                23.0              22.7
Selling, general and administrative expenses                             44.0                41.6              38.0
Restructuring and asset impairment charges                                8.2                 2.3               1.8
Refinancing charges                                                       -                   0.2               0.6
Depreciation and amortization                                            23.6                24.8              24.8
                                                                   ----------           ---------        ----------
     Operating loss                                                $    (43.5)          $   (45.9)       $    (42.5)
                                                                   ===========          ==========       ===========

Selected Data:
Gross profit margin                                                      19.1%               15.2%             16.6%
EBITDA (a)                                                         $    (11.7)          $   (18.6)       $    (15.3)
EBITDA margin                                                            -6.9%              -12.3%            -11.2%

-----------------------
(a) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, restructuring and asset impairment charges, refinancing charges and reorganization items, net.

     2001 Compared to 2000. Products operating revenue decreased $14.9 million, or 9.8%. The absence of a strong market, such as the Asia Pacific region in the mid-1990's, increased price and competition from smaller manufacturers in certain product lines, competition in general and the lingering effects of technical difficulties in the scoring and back office systems introduced in 1998 also continued to adversely impact results. Management believes the Chapter 11 proceeding may have adversely impacted some sales opportunities. During 2001, Products recorded NCP shipments of 847 units compared to shipments of 1,513 units in 2000.

     Gross profit decreased $0.3 million, or 1.3%. Gross profit margin was 16.6% in 2001 and 15.2% in 2000. In 2001 and 2000, charges of $5.1 million and $2.2 million, respectively, were recorded to reflect a revaluation of inventory in the context of current market conditions. See "--International Operations."

     Products' selling, general and administrative expenses decreased $3.6 million, or 8.7%, compared with 2000. In 2001, Products recorded charges of $6.8 million reflecting increased reserves for accounts receivable. In 2000, $11.5 million of charges were recorded.

     2000 Compared to 1999. Products operating revenue decreased $18.0 million, or 10.6%. This decline is composed of decreases of $8.6 million, or 16.3%, in NCP revenue, and $9.4 million, or 8.1%, in Modernization and Consumer Products revenue. Among other things, the absence of a strong market, such as the Asia Pacific region, and increased competition in general continued to adversely impact results. Additionally, sales to North American customers and Centers decreased. In Europe, NCP and Modernization equipment sales improved and more than offset a decrease in Consumer Product sales in that region. During 2000, Products recorded NCP shipments of 1,513 units compared to shipments of 1,343 units for 1999. See "Item 1. Business--International Operations."

     Gross profit decreased $9.3 million, or 28.8%. Gross profit margin was 15.2% in 2000 and 19.1% in 1999. In 1999 and 2000, charges were recorded to reflect a revaluation of inventory levels in the context of current market conditions. See "--International Operations."

     Products selling, general and administrative expenses decreased $2.4 million, or 5.5%, compared with 1999 results. In the fourth quarter of 2000, Products recorded charges of $5.0 million reflecting write-offs of bad debts that were impacted by decisions to exit certain distributor arrangements or markets in South America and the People's Republic of China, $5.3 million reflecting the reconciliation of certain intercompany differences and other charges of $1.2 million. In 1999, $10.8 million of special charges were recorded. Savings of approximately $3.1 million achieved through cost reductions in 2000 were partially offset by the increase in charges discussed above.

Consolidated Items

Restructuring, Asset Impairment, Refinancing and Special Charges

     2001. In 2001, the Company recorded approximately $13.0 million of refinancing charges related to the proposed restructuring of indebtedness. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs. In addition, the Company recorded $2.1 million in restructuring charges and asset impairment charges of $3.5 million representing the difference between the fair market value and carrying value of impaired assets of one closed bowling center. See "Note 1. Business Description - Organization and Restructuring" in the Notes to the Consolidated Financial Statements for a description of the Chapter 11 activities.

     2000. In 2000, the Company recorded restructuring charges of approximately $3.4 million related to a plan to close Products' Korean operations and sales office. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations.

     In 2000, Worldwide recorded $6.5 million of refinancing charges related to the restructuring of its long-term debt. The charges primarily included amounts paid to legal and financial advisors representing the Company and informal committees of the Former Secured Creditors and certain of the Former Unsecured Creditors. The Company also recorded asset impairment charges of approximately $1.6 million representing the difference between the fair market value and carrying value of impaired assets of five bowling centers. The asset impairment charges related to these under-performing bowling centers which were closed in 2001. Fair market value was generally determined based on the average sales proceeds from previous sales of idle bowling centers.

     1999. The Company recorded restructuring charges of approximately $8.5 million related primarily to a plan to reorganize and downsize the Products business in response to market weakness in the Asia Pacific region and increased competition that negatively and materially impacted sales and profitability. The restructuring plan was developed in conjunction with a strategic business assessment designed to reduce the overall volatility of the Products business. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations. The Company also recorded asset impairment charges of $8.1 million representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges related to under-performing bowling centers that were closed.

     A strategic assessment led to programs designed to improve product line profitability and quality in the Company. This assessment was a catalyst to the Company recording certain charges and recording additional reserves (collectively, the "Special Charges"). These totaled $26.5 million. The Special Charges were non-cash, related primarily to accounts receivable and inventory write-offs and were included within selling, general and administrative expenses and cost of goods sold.

     See "Note 8. Reorganization Items, Net and Other Charges" in the Notes to Consolidated Financial Statements for additional discussion of these charges.

Depreciation and Amortization

     For 2001, depreciation and amortization decreased $6.0 million, or 4.4% compared with 2000. The decrease in 2001 was primarily a result of the impact of foreign currency exchange rates that reduced the U.S. dollar amount of depreciation of international assets. For 2000, depreciation and amortization increased by $3.3 million, or 2.5%, compared with 1999, and for 1999, depreciation and amortization increased by $12.4 million, or 10.3%, compared with 1998. The increases in 2000 and 1999 were primarily attributable to incremental depreciation expense as a result of capital expenditures.

Interest Expense

     Gross interest expense decreased $16.6 million, or 13.7% in 2001 compared with 2000. Interest incurred on the Bank Debt increased by approximately $7.5 million primarily due to higher average borrowing rates. As a result of the default under the Old Credit Agreement, the Company paid interest to the Former Secured Creditors at Citibank N.A.'s ("Citibank") customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates until the Petition Date. From the Petiton Date to the Effective Date, the unpaid 2% increment for default interest rate was included in the Former Secured Creditors' allowed claim and satisfied under the Plan. The Old Senior Subordinated Discount Notes began to accrue cash interest on March 16, 2001. Non-cash interest on the Old Senior Subordinated Discount Notes totaled $6.5 million for 2001. As of the Petition Date, Worldwide discontinued accruing interest on its prepetition subordinated debt since management believed that the debt would be materially reduced or discharged in the Chapter 11. If such interest had continued to be accrued, interest expense for 2001 would have been approximately $30.6 million higher than the reported amount.

     During the first quarter of 2001, the Company paid approximately $11.7 million of interest that was accrued under the Old Credit Agreement in 2000.

     Gross interest expense increased by $10.2 million, or 9.2%, in 2000 compared with 1999. Interest under the Old Credit Agreement increased as the impact of higher average borrowing rates more than offset the effect of a decrease in certain average amounts outstanding. Cash interest expense for 2000 totaled $89.0 million and included $13.6 million not paid on the Old Senior Subordinated Notes on September 15, 2000. Non-cash interest in 2000 on the Old Senior Subordinated Discount Notes amortization totaled $30.4 million.

Reorganization Items, Net

     Reorganization items, net for the year ended December 31, 2001 consist of the following:

                                                      (dollars in thousands)
      Provision for center closings (a)                     $    22,396
      Professional fees                                          19,783
      Write off deferred financing costs (b)                      9,068
      Employee retention program (c)                              2,447
      Other                                                       3,037
                                                            -----------
           Total                                            $    56,731
                                                            ===========

-----------------------
        (a) During the Chapter 11 proceeding, the Company decided to close 13 U.S. bowling centers (12 of which were premises subject to leases rejected in the Chapter 11 proceeding) and two other operating locations and to dispose of 12 bowling centers in Brazil and Argentina. This reserve also includes the closing or disposition of one center in Germany, two centers in Spain and two golf practice ranges in 2001 and early 2002.
        (b) Represents financing costs associated with the Old Credit Agreement and with the issuance of the Old Subordinated Notes.
        (c) Represents a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in, and essential to, the restructuring.

     The reorganization items above include cash paid in the year ended December 31, 2001 for professional fees, the employee retention program and other of $8.6 million, $1.2 million, and $0.4 million, respectively.

Provision for Income Taxes

     As of December 31, 2001, the Company had net operating losses of approximately $434.7 million and foreign tax credits of $7.0 million. Absent the effects of the Plan, these losses would carry over to future years to offset U.S. income taxes. The foreign tax credits began to expire in 2001 and the net operating losses will begin to expire in 2011. The Company recorded a valuation reserve as of December 31, 2001 for $268.9 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses was significantly limited by the operating losses incurred by the Company. See "Note 9. Income Taxes" in the Notes to the Consolidated Financial Statements.

Net Loss

     Net loss in 2001 totaled $217.0 million compared with a net loss of $181.5 million in 2000, a change of $35.5 million primarily related to the items discussed above.

     Net loss in 2000 totaled $181.5 million, compared with a net loss of $201.0 million in 1999, a change of $19.5 million primarily related to the items discussed above and an equity in loss of joint venture of $0.5 million in 2000 compared with $18.6 million in 1999.

Liquidity - Capital Resources - Capital Expenditures

     General

     The Company's indebtedness under the Old Credit Agreement consisted of a $255.0 million senior secured revolving credit facility (the "Bank Facility") and $365.1 million senior secured term loan facilities (the "Term Facilities"). This indebtedness was discharged and eliminated in the Chapter 11 proceeding.

     During the Chapter 11 proceeding, the Company had a $75.0 million DIP Loan. On the Effective Date, there were no amounts outstanding under the DIP Loan and it was discharged and terminated on the Effective Date.

     The New Credit Agreement provides for a $290.0 million Term Facility and a $60.0 million Revolver that were made available to the Company on the Effective Date. The proceeds of the Term Facility and approximately $10.0 million of the Revolver were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10.0 million borrowing under the Revolver was repaid. As of March 15, 2002, there were no outstanding borrowings under the Revolver. The Revolver continues to be available for the Company's working capital and general corporate needs, subject to customary borrowing conditions.

     Based on the amounts outstanding under the New Credit Agreement at March 17, 2002 ($290.0 million under the Term Facility and nothing under the Revolver) and assuming interest accrues under the Eurodollar borrowing option based on 3-month LIBOR of 2.03%, the Company expects that the interest payable under the New Credit Agreement (excluding amortization of deferred financing costs and commitment fees and letter of credit fees payable under the Revolver) and the New Subordinated Notes, will be approximately $39.0 million annually, assuming interest rates and applicable margins remain at current levels.

     Both the New Credit Agreement and the New Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. See "Note 6. Long-Term Debt" in the Notes to the Consolidated Financial Statements and the New Credit Agreement and the New Indenture filed as exhibits to this Form 10-K.

     The Company generally relies on cash flow from operations and borrowings under the Revolver to fund its liquidity and capital expenditure needs. The Company's ability to repay its indebtedness will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors.

Management believes that available cash flow from operations and borrowings under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

     Liquidity

     2001 Compared to 2000. Working capital as of December 31, 2001 was ($613.4) million compared with ($1,105.1) million on December 31, 2000, an increase of $491.7 million. As a result of a default under the Old Credit Agreement, the Company's debt was reclassified as current at December 31, 2000. Decreases in working capital were attributable to a decrease of $17.0 million in inventory, a decrease of $15.7 million in accounts receivable and a decrease of $21.5 million in cash. These decreases in working capital were offset by an increase in working capital attributable to a decrease of $522.5 million in current portion of long-term debt resulting primarily from the reclassification of certain prepetition long-term debt to liabilities subject to resolution in accordance with SOP 90-7 and a decrease of $26.2 million in accounts payable and accrued expenses resulting primarily from the reclassification of certain prepetition amounts to liabilities subject to resolution in accordance with SOP 90-7 and an increase of $1.5 million in other current assets.

     Net cash provided by operating activities was $27.6 million in 2001 as compared with $28.7 million in 2000, a difference of $1.1 million. Decreases resulted from: (i) $35.5 million attributable to a net loss of $217.0 million recorded in 2001 compared with the net loss of $181.5 million in 2000, (ii) $0.5 million due to the change in equity of joint ventures, (iii) $6.0 million attributable to the change in depreciation and amortization, (iv) $14.0 million attributable to increased other assets, (v) $1.0 million due to the change in levels of accounts and notes receivable and (vi) $23.8 million due to lower bond amortization. These decreases were partially offset by increases of: (i) $17.6 million attributable to lower levels of inventory, (ii) $46.6 million attributable to reorganization items, net described in "Note 8. Reorganization Items, Net and Other Charges," (iii) $3.4 million attributable to changes in accounts payable and accrued expenses, (iv) $2.0 million due to increased losses on sale of property and equipment and (v) $10.1 million attributable to changes in other operating activities.

     Net cash used in investing activities was $49.2 million for 2001 compared with $65.6 million in 2000, a difference of $16.5 million. Purchases of property and equipment decreased by $17.1 million in 2001. Proceeds from the sale of property and equipment decreased by $9.1 million in 2001. Acquisitions of operating units, net of cash acquired decreased $8.5 million. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

     No net cash was provided by financing activities in 2001 compared with net cash provided of $64.6 million in 2000, a difference of $64.6 million. Proceeds from long-term debt decreased $82.0 million. Payments on long-term debt decreased $24.4 million. During 2001, Worldwide borrowed and repaid $5.0 million under the DIP Loan. In 2001, the Company made no principal payments under the Term Facilities or Bank Facility.

     As a result of the aforementioned, cash decreased by $21.5 million in 2001 compared with an increase of $26.2 million in 2000.

     2000 Compared to 1999. Working capital on December 31, 2000 was $(1,105.1) million compared with $7.1 million as of December 31, 1999, a decrease of $1,112.2 million. In 2000, long-term debt of $1,134.6 million was classified as current and reduced working capital accordingly. Additional decreases in working capital were attributable to a decrease of $20.1 million in accounts receivable balances, a decrease of $1.7 million in deferred taxes and other current assets, and an increase of $20.6 million in accounts payable and accrued expenses that primarily reflect higher accrued interest. These decreases in working capital were partially offset by increases in working capital attributable to an increase of $26.2 million in cash, an increase of $2.2 million in inventory and a decrease of $2.1 million in income taxes payable.

     Net cash flows provided by operating activities were $28.7 million for 2000 compared with net cash flows provided of $40.1 million for 1999, a decrease of $11.4 million. A decrease of $18.1 million was attributable to a decrease in the equity in loss of joint ventures, a decrease of $15.2 million was attributable to higher Products inventory balances, loss on impairment of assets decreased $6.6 million, a decrease of $4.1 million was associated with loss on the sale of property and equipment, and a net decrease of $2.9 million was attributable to changes in other operating activities. These decreases were partially offset by an increase of $19.8 million attributable to lower levels of accounts receivable, an increase of $19.5 million was attributable to the net loss of $181.5 million recorded in 2000 compared with a net loss of $201.0 million in 1999, an increase of $9.8 million was caused by increased levels of accounts payable and accrued expenses, bond amortization increased $3.5 million, and depreciation and amortization increased $3.4 million. Additionally, in 1999, the Company recorded a valuation allowance of $19.5 million against its net deferred tax assets.

     Net cash flows used in investing activities were $65.6 million for 2000 compared with net cash flows used of $51.5 million for 1999, an increase of $14.1 million. Centers' acquisition spending increased by $7.1 million and purchases of property and equipment increased by $14.4 million in 2000 compared with 1999. In 2000, the Company purchased four centers (excluding the 13 joint venture centers acquired in December 2000) compared with one center in 1999. These increases were partially offset by an increase in proceeds from the sale of property and equipment of $7.4 million in 2000 compared with 1999.

     Net cash provided by financing activities was $64.3 million for 2000 compared to the net cash provided of $9.1 million for 1999, an increase of $55.2 million. Proceeds from long-term debt, all borrowings under the Old Credit Agreement, increased $6.0 million. Payments on long-term debt decreased $77.0 million. In accordance with the terms of the Old Credit Agreement, scheduled principal payments in 2000 were $1.9 million higher than payments made in 1999. Worldwide did not pay $12.8 million in principal due December 29, 2000. Additionally, in 1999, $74.0 million was paid against amounts outstanding under the Bank Facility. In 2000, AMF Bowling, the Company's former parent, contributed $7.0 million as capital to Worldwide in accordance with the cure provisions of the Old Credit Agreement. In 1999, $34.7 million was provided by additional capital contributions from AMF Bowling from part of the net proceeds of a rights offering by AMF Bowling.

     As a result of the aforementioned, cash increased by $26.2 million in 2000 compared with a decrease of $1.3 million in 1999.

     Capital Resources

     As of December 31, 2001, the Company's debt consisted primarily of $616.4 million of borrowings under the Old Credit Agreement, $3.1 million represented by one mortgage note and one capitalized equipment lease, $250.0 million of Old Senior Subordinated Notes and $277.0 million of Old Senior Subordinated Discount Notes. As of December 31, 2001, the borrowings outstanding under the Old Credit Agreement consisted of $365.1 million under the Term Facilities and $251.3 million under the Bank Facility.

     As of December 31, 2001, the Company had no ability to borrow under the Old Credit Agreement. As of December 31, 2001, the Company had $70.9 million available for borrowing under the DIP Loan, with no outstanding borrowings and $4.1 million of standby letters of credit.

     During 2001, the Company funded its cash needs primarily through cash flows from operations. Worldwide incurred cash interest expense of $93.9 million in 2001, including $13.6 million not paid on the Old Senior Subordinated Notes due on March 15, 2001 and representing 91.3% of EBITDA of $102.9 million for the year. Worldwide incurred cash interest expense of $89.0 million in 2000, representing 98.3% of EBITDA of $90.5 million for the year.

     As of the Petition Date, Worldwide discontinued accruing interest on the Old Subordinated Notes due to management's belief that the debt would be materially reduced or discharged in the Chapter 11 proceeding. If such interest had continued to be accrued, interest expense for 2001 would have been approximately $30.6 million higher than the reported amount. During 2001, no principal payments were made under the Old Credit Agreement.

     Capital Expenditures

     The Company's capital expenditures were $49.5 million in 2001 compared with $66.5 million for 2000, a decrease of $17.0 million. Products expenditures decreased $4.2 million. Company-wide information systems expenditures decreased $4.0 million. Centers' maintenance and modernization expenditures decreased $8.8 million primarily as a result of the completion in 2000 of a program to install Xtreme(TM) bowling equipment at most of its U.S. bowling centers.

     The Company's capital expenditures were $66.5 million in 2000 compared with $52.1 million in 1999, an increase of $14.4 million. Centers' maintenance and modernization expenditures increased $12.8 million. Products expenditures increased $3.4 million. Company-wide information systems expenditures decreased $6.9 million. Investments in Xtreme(TM) bowling equipment at various bowling centers increased by $5.7 million. Capital expenditures for new centers decreased $0.6 million.

Seasonality and Market Development Cycles

     The following table sets forth the Company's U.S. constant center revenue for the four quarters of 2001:

                                                    Quarter ended (dollars in millions)
                              -----------------------------------------------------------------------------------
                              March 31, 2001       June 30, 2001       September 30, 2001       December 31, 2001
                              --------------       -------------       ------------------       -----------------
Total Revenue                 $       142.3        $      95.1         $         95.1           $      125.6
% of Total                             31.1%              20.8%                  20.8%                  27.3%


     Centers' business is seasonal. Cash flows typically peak in the winter and are lower in the summer.

     Products' sales are also seasonal. The beginning of league play in the fall of each year drives the U.S. market, which is primarily a market for Modernization and Consumer Products and with the decline in demand for NCPs, is the largest market for Products. While bowling center proprietors purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. Proprietors typically sign purchase orders for modernization equipment during the spring after they have indications of fall league sign ups. Modernization equipment is then shipped and installed during the summer when bowling centers have generally fewer bowlers.

International Operations

     The Company's international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of Products' bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 15.9% and 23.5% of consolidated revenue and EBITDA, respectively, in 2001. Revenue and EBITDA of international bowling centers represented 15.9% and 25.4% of consolidated revenue and EBITDA, respectively, in 2000.

Impact of Inflation

     The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation during 2001, 2000 and 1999.

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted SFAS 142 that specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company will write-off all of its goodwill effective January 1, 2002 in connection with the adoption of SFAS 142.

Certain Critical Accounting Policies

     The Company's significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP"). In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgement. The following accounting policies may require a higher degree of judgement or involve amounts that could have the greatest impact on the consolidated financial statements.

         Allowance for Doubtful Accounts

     Products maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. Management determines the allowance based upon an evaluation of individual accounts, any issues raised by the customer that relate to non payment, historical experience and the current economic environment. A substantial portion of the allowance relates to the sale of NCP packages to customers internationally. If the financial condition of individual customers or countries in which Products operates or the general worldwide economy were to vary materially from the assumptions made by management, the allowance may require adjustment in the future. Products evaluates the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

     Inventory Obsolescence

     Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential further sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

     Equipment Warranties

     Generally, Products warrants all new products for periods of approximately one year. Products charges to expense an estimated amount for future warranty obligations. The reserve is determined based on an evaluation of prior warranty expenses with similar equipment. If future warranty experience were to vary materially from the assumptions, management would review the reserve and make any appropriate adjustment. Products evaluates the adequacy of the reserve on a regular basis, modifying as necessary, its assumptions, updating its record of historical experience and adjusting its reserves as appropriate.

     Self Insurance of Benefit Programs

     The Company is self-insured up to certain amounts for general and product liability, workers compensation, certain health care coverage, and property damage. The reserves related to these programs are determined based on estimates of settlements and costs of known and anticipated claims as well as the current economic environment. If actual results were to vary materially from the assumptions, management would review the reserve and make any appropriate adjustment. The Company evaluates the adequacy of these reserves on a regular basis, modifying, as necessary, its assumptions, updating its records of historical experience and adjusting its reserves as appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements with respect to interest rates. At December 31, 2001, there were no interest rate cap agreements outstanding and there were no other material derivative instrument transactions during any of the periods presented. Under the New Credit Agreement, the Company may be required to enter into interest rate cap agreements. In addition, management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

     The Company has not hedged against exchange rate movements relative to its investment in foreign operations. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 15.9% and 23.5% of consolidated revenue and EBITDA, respectively, in 2001. Revenue and EBITDA of international bowling centers represented 15.9% and 25.4% of consolidated revenue and EBITDA, respectively, in 2000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 14 are included in this Annual Report on Form 10-K beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     Immediately prior to the Effective Date, Worldwide's Board of Directors consisted of seven members, the majority of whom were affiliated with the former investor group which acquired the Company in 1996 (the "Old Board"). As of the Effective Date and pursuant to the Plan, the Old Board ceased to serve and the New Board consisting of seven members was appointed. Each of the current directors is elected to serve a one-year term or until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The Amended and Restated Bylaws of Worldwide, which became effective pursuant to the Plan on the Effective Date, provide that Worldwide will not be required to hold a meeting of stockholders to elect directors during 2002.

     The following persons are Worldwide's current directors. Mr. Smith is the only director who served on the Old Board. He has been a director since April 1999. Each of the other directors began serving on the Effective Date.

     Roland C. Smith, 47, has been President and Chief Executive Officer of Worldwide since joining the Company in April 1999. He was elected Chairman of the New Board on March 20, 2002. Prior to joining the Company, he was President and Chief Executive Officer of the Triarc Restaurant Group ("Triarc"), a restaurant franchiser which conducts its business through Arby's, Inc., from February 1997 to April 1999. He joined Triarc in 1994 as vice president of international marketing.

     Frederick G. Kraegel, 53, has been Senior Vice President and Chief Administrative Officer of Worldwide since joining the Company in August 2001. He became an Executive Vice President in December 2001. Prior to joining the Company, from April 2000 to August 2001, he was President of AREIL, Inc., the successor company to Acme Markets of Virginia, Inc., a retail supermarket company. From November 1998 to March 2000, he was Senior Vice President and Chief Financial Officer of Factory Card Outlet Corp., a chain of retail party goods stores. From February 1997 to March 1998, he was President of First North American National Bank, a national bank subsidiary of Circuit City Stores, Inc., a chain of consumer electronics retail stores.

     Thomas M. Fuller, 36, has been a Director with Angelo Gordon & Co., L.P. since 2000. From 1993 to 2000 he was a Vice President with Nomura Holdings America Inc. where he was a member of the Special Situations Investment Group. Mr. Fuller also serves as a director of ESP Holdings, an environmental testing company.

     Philip L. Maslowe, 55, has been Executive Vice President and Chief Financial Officer with The Wackenhut Corporation since March 2000. Mr. Maslowe joined The Wackenhut Corporation in August 1997 as Senior Vice President and Chief Financial Officer. Prior to joining The Wackenhut Corporation, Mr. Maslowe was employed by KinderCare Learning Centers, Inc., as Executive Vice President and Chief Financial Officer since 1993. Mr. Maslowe also serves on the Board of Directors of The Wackenhut Corporation.

     Meridee A. Moore, 44, has been a managing member of Farallon Capital Management, L.L.C. ("FCM") and Farallon Partners, L.L.C. ("FP") since 1996. FP is the general partner of certain investment funds and FCM is a registered investment advisor to certain managed accounts.

     Mark D. Sonnino, 41, has been a Principal with Satellite Asset Management, LLP since 1999. Mr. Sonnino was previously employed at Soros Fund Management LLC from 1988 through 1999, most recently as Managing Director and Head of Research for the Arbitrage, High Yield and Distressed Securities Department. Mr. Sonnino also serves on the Board of Directors of The Penn Traffic Company, a grocery store chain.

     George W. Vieth, Jr., 46, has been a consultant with Chrysalis Venture, a venture capital firm, since October, 2001. Mr. Vieth was Vice
President of Strategy and Systems at Humana, a group health insurance carrier from August 1996 to August 1997 and became Senior Vice President in August 1997 until he resigned in October, 2001.

Committees of the Board

     Prior to the Effective Date, the Old Board did not have separate committees; the Board of Directors of AMF Bowling, the Company's former parent, had three standing committees - Audit, Compensation and Executive - which functioned in accordance with their purposes for both AMF Bowling and Worldwide.

     The New Board created three separate standing committees at its March 20, 2002 meeting. The committees have not yet met.

     Audit Committee. The Audit Committee is composed entirely of independent directors. It will recommend to the New Board the engagement of the independent auditors of the Company and review with the independent auditors the scope and results of the Company's audits, the Company's internal accounting controls and the professional services furnished by the independent auditors to the company. The members of the Audit Committee are Mr. Maslowe (Chair), Mr. Sonnino and Mr. Fuller.

     Compensation Committee. The Compensation Committee is composed entirely of independent directors. The Compensation Committee will be responsible for reviewing and approving the amount and type of consideration to be paid to senior management. The Compensation Committee will be authorized, among other things, to grant awards under and to administer the Company's new 2002 Stock Option Plan, which was adopted by the Company as of the Effective Date, pursuant to the terms of the Plan. The members of the Compensation Committee are Mr. Vieth (Chair), Ms. Moore and Mr. Maslowe.

     Executive Committee. The Executive Committee may exercise all the powers and authority of the New Board, subject to applicable restrictions under Delaware law that prohibit the Executive Committee from approving, adopting or recommending to stockholders any action or matter expressly required by the Delaware General Corporation Law to be submitted to stockholders for approval or from adopting, amending or repealing any bylaws of the Company and subject to the provision in the Amended and Restated Certificate of Incorporation that requires that 80% of the entire Board of Directors must approve a shareholder rights plan before it can be adopted. The members of the Executive Committee are Ms. Moore (Chair), Mr. Smith and Mr. Vieth.

EXECUTIVE OFFICERS

     The following table sets forth information concerning the executive officers of Worldwide as of March 29, 2002.

       Name                          Age                            Position
       ---------------------------  ----           -------------------------------------------------------
       Roland C. Smith.............  47       Chairman of the New Board; President and Chief Executive Officer
       Frederick G. Kraegel........  53       Director; Executive Vice President and Chief Administrative Officer
       John H. Smith...............  59       Executive Vice President, Chief Operating Officer U.S. Centers
       John B. Suddarth............  42       Executive Vice President, Chief Operating Officer Products
       Christopher F. Caesar.......  37       Senior Vice President, Chief Financial Officer and Treasurer
       Timothy N. Scott............  42       Senior Vice President, Marketing and Chief Operating Officer
                                                International Centers

     Roland C. Smith has been President and Chief Executive Officer of Worldwide since joining the Company in April 1999. He was elected Chairman of the New Board on March 20, 2002. Prior to joining the Company, he was President and Chief Executive Officer of the Triarc Restaurant Group ("Triarc"), a restaurant franchiser which conducts its business through Arby's, Inc., from February 1997 to April 1999. He joined Triarc in 1994 as Vice President of international marketing, a business systems provider.

     Frederick G. Kraegel has been Senior Vice President and Chief Administrative Officer of Worldwide since joining the Company in August 2001. He became Executive Vice President in December 2001. Prior to joining the Company, from April 2000 to August 2001, he was President of AREIL, Inc., the successor company to Acme Markets of Virginia, Inc., a retail supermarket company. From November 1998 to March 2000, he was Senior Vice

President and Chief Financial Officer of Factory Card Outlet Corp., a chain of retail party goods stores. From February 1997 to March 1998, he was President of First North American National Bank, a national bank subsidiary of Circuit City Stores, Inc., a chain of consumer electronics retail stores.

     John H. Smith has been Executive Vice President and Chief Operating Officer
- U.S. Centers of Worldwide since joining the Company in March 2002. Prior to joining the Company, he was Zone Vice President of Business Alliance Starbucks Coffee, a coffee and coffee products retailer, from July 2000 to March 2002. From September 1997 to July 2000, he was Regional Vice President, Midwest Retail Division for Starbucks Coffee. From February 1993 to September 1997, he was Divisional Vice President of Wendy's Restaurants Inc. Midwest Division, a fast food retailer.

     John B. Suddarth has been Senior Vice President and Chief Operating Officer
- Bowling Products of Worldwide since joining the Company in March 2001 and became an Executive Vice President in March 2002. Prior to joining the Company, he was President and Chief Operating Officer of Morse Controls, a privately held controls company, from November 1997 to February 2001. From May 1994 to October 1997, he was President of AMF Reece, Inc., a privately held industrial sewing machine company.

     Christopher F. Caesar has been Vice President and Treasurer of Worldwide since returning to the Company in January 1999. He became Senior Vice President, Chief Financial Officer and Treasurer in September 2001. He joined the Company in 1996 as Director of Financial Planning and Investor Relations. In July 1998, he resigned from the Company. From July 1998 to January 1999, he was Vice President of Corporate Strategy for Danka Business Systems, Plc., a business systems provider.

     Timothy N. Scott has been Senior Vice President, Marketing of Worldwide since joining the Company in November 1999. Prior to joining the Company, he served as Vice President, Marketing and Advertising, from January 1999 to October 1999, and Vice President, Creative Services, from January 1997 to January 1998, of Long John Silver's Restaurants, a restaurant franchiser.

Section 16(a) Beneficial Ownership Reporting Compliance

     Prior to the Effective Date, the former shares of Worldwide were wholly owned by Group Holdings and were not subject to the reporting requirements of
Section 16(a) under the Exchange Act. None of the shares of New AMF Common Stock or Warrants are registered pursuant to Section 12 of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows for each of the three years in the three year period ended December 31, 2001, compensation for the Chief Executive Officer, each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2001 and the Company's former Executive Vice President and Chief Financial Officer, who left the Company in September 2001 (the "Named Executive Officers").


                                                                                                Long-Term
                                                                                               Compensation
                                                          Annual Compensation                     Awards
                                              ----------------------------------------------    Securities          All Other
                                                                            Other Annual      Underlying Stock     Compensation
   Name and Principal Position       Year     Salary($)     Bonus($)     Compensation ($)(a)    Options($)(b)         ($)(c)
   ----------------------------      ----     ----------    ----------   -------------------  ---------------     --------------
Roland C. Smith (d)                  2001     621,923      1,101,625                --           --                  1,580
  Chairman, President and Chief      2000     599,997        224,999                --           --                 --
    Executive Officer                1999     387,019 (e)    931,250 (f)            --         1,000,000           231,148

Stephen E. Hare (g)                  2001     306,119        630,652                --           --                  3,438
  Former Executive Vice President,   2000     370,805        112,700                --           --                  8,446
    Chief Financial Officer          1999     360,000        108,000                --           150,000            10,000

Frederick G. Kraegel                 2001     105,770 (h)        --                 --           --                  1,430
  Executive Vice President, Chief
    Administrative Officer

John B. Suddarth                     2001     193,845 (i)     30,000              6,456          --                 10,085
  Executive Vice President,
    Chief Operating Officer
     Products

Timothy N. Scott                     2001     215,381        208,653              6,456          --                  9,226
  Senior Vice President, Marketing   2000     207,836         57,959                --           --                 66,435
    and Chief of Operating Officer   1999      38,923 (j)        --                 --           100,000             1,604
     International Centers

Christopher F. Caesar (k)            2001     168,495        136,576              6,456          --                  8,374
  Senior  Vice President, Chief      2000     132,857         34,375                --           --                  3,790
    Financial Officer
     and Treasurer                   1999     115,384         25,000                --            37,000             2,740

--------------------
(a) Represents amounts paid to reimburse executives for the taxes payable on matching contributions made by Worldwide under a variable annuity matching plan.
(b) Options to purchase shares of common stock of AMF Bowling, the Company's former indirect parent. These options will expire 90 days after the Effective Date, except in the case of Mr. Hare, whose options expired 90 days after his termination of employment in September 2001.
(c) Represents for the fiscal year ended December 31, 2001 matching contributions made by Worldwide under a variable annuity matching plan of $7,875 for each of Mr. Suddarth, Mr. Scott and Mr. Caesar and premiums paid by Worldwide for term life insurance in the amounts of $1,580 for Mr. Smith, $3,438 for Mr. Hare, $1,430 for Mr. Kraegel, $2,210 for Mr. Suddarth, $1,351 for Mr. Scott and $499 for Mr. Caesar.
(d)  Mr. Smith was elected Chairman of the New Board on March 20, 2002.
(e) Mr. Smith's employment with the Company began in April 1999. His annualized rate of salary for 1999 was $575,000.
(f)  Represents a signing bonus of
     $500,000 and a $431,250 bonus for 1999. See "--Employment Agreements."
(g) Mr. Hare served as Executive Vice President, Chief Financial Officer until September 2001, when he left the Company.
(h) Mr. Kraegel's employment with the Company began in August 2001. His annualized rate of salary for 2001 was $275,000.
(i) Mr. Suddarth's employment with the Company began in March 2001. His annualized rate of salary for 2001 was $240,000.
(j) Mr. Scott's employment with the Company began in November 1999. His annualized rate of salary for 1999 was $200,000.
(k)  Mr. Caesar was elected Chief Financial Officer in September 2001.

Aggregated Stock Option Exercises and Fiscal Year-End Option Values

     The following table provides information regarding the number and value of unexercised stock options of Worldwide's former indirect parent, AMF Bowling, at December 31, 2001 for the Named Executive Officers. These options were awarded to the Named Executive Officers as compensation for services rendered to AMF Bowling. No Named Executive Officer exercised any stock options in fiscal year 2001. These options will expire 90 days after the Effective Date, except in the case of Mr. Hare, whose options expired 90 days after his termination of employment in September 2001. Management of the Company believes that AMF Bowling, which is the subject of a Chapter 11 proceeding, will not make a distribution with respect to its equity and that the options are therefore worthless.

                                         Number of Securities Underlying         Value of Unexercised In-the
                                          Unexercised Stock Options at              Money Stock Options at
                                              December 31, 2001 (#)                 December 31, 2001 ($)
                                              ---------------------                 ---------------------
               Name                      Exercisable       Unexercisable        Exercisable       Unexercisable
----------------------------------       -----------       -------------        -----------       -------------
Roland C. Smith ..................          400,000          600,000            $   0               $    0
Stephen E. Hare...................                0                0                0                    0
Frederick G. Kraegel..............                0                0                0                    0
John B. Suddarth..................                0                0                0                    0
Timothy N. Scott..................           20,000           80,000                0                    0
Christopher F. Caesar.............           19,000           18,000                0                    0


     Prior to the Effective Date, certain of the Company's employees were eligible to participate in AMF Bowling's 1996 Stock Incentive Plan and 1998 Stock Incentive Plan (collectively, the "AMF Bowling Stock Incentive Plans"). AMF Bowling is a debtor in a Chapter 11 proceeding and the Company believes that AMF Bowling's stock and outstanding options are worthless. As of December 31, 2001, 3,386,770 options remained outstanding under the AMF Bowling Stock Incentive Plans. For the year ended 2001, no options were issued under the AMF Bowling Stock Incentive Plans. Options to acquire a total of 107,500 and 1,523,000 shares of AMF Bowling were issued in 2000 and 1999, respectively, under the AMF Bowling Stock Incentive Plans. The option agreements generally provided that options issued under these plans will be cancelled 90 days after the affiliation between AMF Bowling and the Company ends. Such affiliation ended on the Effective Date.

     Worldwide adopted a 2002 Stock Option Plan (the "2002 Stock Option Plan") that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of New AMF Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for capital adjustments as provided under the 2002 Stock Option Plan) pursuant to stock options to be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Shares allocated to stock options granted under the 2002 Stock Option Plan that are later forfeited, expire or otherwise terminate may again be used for grants under the 2002 Stock Option Plan. The Compensation Committee is authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of awards granted under the 2002 Stock Option Plan. As of the Effective Date, the Company granted stock options under the 2002 Stock Option Plan covering a total of 919,282 shares of New AMF Common Stock, of which the Named Executive Officers received the following amounts: Mr. Smith (153,282), Mr. Kraegel (75,000), Mr. Suddarth (75,000), Mr. Scott (50,000) and
Mr. Caesar (50,000). The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date.

     The 2002 Stock Option Plan will terminate ten years after the Effective Date. However, awards outstanding as of that date will not be affected or impaired by the termination. The New Board and the Compensation Committee have authority to amend the 2002 Stock Option Plan and awards granted thereunder, subject to the terms of the 2002 Stock Option Plan.

Employment Agreements

     Mr. Smith entered into an employment agreement dated April 28, 1999 with AMF Bowling for an employment period ending April 29, 2002 (the "Prior Smith Employment Agreement"). Under the Prior Smith Employment Agreement, Mr. Smith held the positions of President and Chief Executive Officer of AMF Bowling and Worldwide. His annual base salary under the Prior Smith Employment Agreement was $630,000 for 2001. He received bonuses totaling $1,101,625 in 2001.

     Mr. Hare entered into an employment agreement dated August 4, 1999 (the "Hare Employment Agreement") with AMF Bowling for an employment period ending on August 4, 2002. Under the Hare Employment Agreement, he held the positions of Executive Vice President and Chief Financial Officer of AMF Bowling. Mr. Hare's annual base salary under the Hare Employment Agreement was $394,451 in 2001. He received bonuses totaling $630,652 in 2001. Under the Hare Employment Agreement, AMF Bowling was to grant 100,000 restricted shares of AMF Bowling's common stock (the "Restricted Stock") at a cost of $1,000 to Mr. Hare. No Restricted Stock was ever granted under the Hare Employment Agreement. Under the Hare Employment Agreement, Mr. Hare was granted options to purchase 150,000 shares of AMF Bowling's common stock. In September 2001, Mr. Hare voluntarily terminated his employment with the Company and therefore Mr. Hare did not receive the remainder of his cash retention bonus. He was not entitled to and did not receive any severance payment or any other special payment. The options granted to Mr. Hare expired 90 days after the termination of his employment.

     The Prior Smith Employment Agreement and the Hare Employment Agreement were assigned to and assumed by Worldwide in December 2000.

     Pursuant to a resolution of the Old Board dated November 9, 2000, the Old Board approved a Senior Executives Retention Plan (the "Senior Executives Plan") covering Mr. Smith and Mr. Hare. In addition to providing for the assumption of the Prior Smith Employment Agreement and the Hare Employment Agreement, the Senior Executives Plan provided for a fiscal year 2000 bonus to be paid on March 31, 2001 in a fixed amount equal to 50% of the year 2000 bonus target; a cash payment equal to 25% of annual base salary in lieu of stock option grants for calendar year 2000, also to be paid on March 31, 2001; and a cash retention bonus equal to 200% of base annual salary. Half of the payment was made on June 1, 2001, and the remainder was to be paid upon approval of the Plan. All payments were conditioned upon employment at the date of the payment.

     The Prior Smith Employment Agreement was superseded by an amended and restated employment agreement dated February 1, 2002 with Worldwide (the "New Smith Employment Agreement"). The Bankruptcy Court approved the New Smith Employment Agreement on February 1, 2002 and it became effective on the Effective Date. Under the New Smith Employment Agreement, Mr. Smith continues to serve as President and Chief Executive Officer of Worldwide. The New Smith Employment Agreement has an initial term of three years and will automatically extend on its third anniversary for consecutive periods of one year, unless either party gives notice at least 180 days before the end of the initial three-year term or the applicable one-year anniversary date. Mr. Smith's annual base salary in 2002 under the New Smith Employment Agreement is $700,000. His salary may be increased from time to time at the discretion of the Board, but may not be decreased. He is eligible to receive an annual bonus of up to 150% of his base salary. The annual bonus is based on the attainment of qualitative and quantitative performance goals established by the Board each year.

     The New Smith Employment Agreement provides for payment of all earned but unpaid compensation and benefits, and certain severance benefits if Mr. Smith's employment is terminated by Worldwide without Cause (as defined in the agreement) or if Mr. Smith terminates his employment for Good Reason (as also defined in the agreement). Severance benefits are a pro-rated annual bonus based on actual performance and achievement of individual and company performance objectives through the end of the year, a lump sum payment equal to two times his then annual base salary and target annual bonus for that year, and continuation of medical plan coverage for two years following termination. Payment of the severance benefits is conditioned on Mr. Smith executing a release of claims against Worldwide and certain affiliated parties and are in lieu of severance benefits to which Mr. Smith could become entitled under any other arrangement.

     If Mr. Smith's employment is terminated due to his death or disability, Worldwide will pay Mr. Smith's earned but unpaid compensation and benefits, a pro-rated annual bonus based on actual performance and achievement of individual and company performance objectives through the end of the year, and continuation of medical plan coverage for Mr. Smith and his dependents for two years following termination of his employment. If Mr. Smith is terminated for Cause or if he terminates his employment for a reason other than Good Reason, he will be entitled to payment of his earned but unpaid compensation and benefits. If Mr. Smith gives notice of resignation, and Worldwide terminates his employment before the end of the 60-day notice period, Worldwide will continue to pay Mr. Smith's base salary and provide benefits until the end of the notice period.

     Under the New Smith Employment Agreement, as of the Effective Date, Mr. Smith was granted stock options to purchase 153,282 shares of New AMF Common Stock at an exercise price equal to $21.19 per share. Mr. Smith's stock options will generally expire on March 8, 2009, although they may expire before that date if Mr. Smith's employment terminates under certain circumstances. One-third of the options vest after each of the first, second and third anniversaries of the Effective Date, subject to Mr. Smith's continued employment with Worldwide. In the event of a Change in Control (as such term is defined in the New Smith Employment Agreement), or if Worldwide terminates Mr. Smith's employment without Cause or if Mr. Smith terminates his employment for Good Reason before a Change of Control occurs, any unvested stock options will immediately vest. Mr. Smith was also granted a restricted stock award of 153,282 shares of New AMF Common Stock. The grant is subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares vest after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. If Mr. Smith's employment is terminated by Worldwide other than for Cause (as defined in the restricted stock award agreement) or he terminates his employment for Good Reason (as also defined in the agreement) before the first anniversary of the Effective Date, he will become immediately vested in one-third of the shares subject to the award. If such termination occurs after the first anniversary of the Effective Date but before all of the shares have become vested, he will become vested in a pro-rated portion of one-third of the shares subject to the award (based on the number of days that have elapsed since the most recent anniversary of the Effective Date).

     Under the New Smith Employment Agreement, Mr. Smith will also be eligible to receive a lifetime nonqualified supplemental retirement benefit beginning at age 65. This annual supplemental retirement benefit will equal 2% of his average annual base salary (as described below) over the highest three years during the ten years before his retirement, multiplied by his years of service with Worldwide since May 1, 1999; provided, however, that this benefit will be offset by any benefit payable from any tax-qualified retirement plan maintained by Worldwide. This supplemental retirement benefit will vest ratably over 84 months of service beginning on May 1, 1999. The compensation taken into account in determining Mr. Smith's retirement benefit is the salary amount disclosed under "Annual Compensation" in the Summary Compensation Table. Mr. Smith completed 2.6 years of service as of the fiscal year ended December 31, 2001. The retirement benefit is payable in the form of a single life annuity beginning at Mr. Smith's attainment of age 65. The benefit may begin to be paid prior to Mr. Smith's attainment of age 65 under certain circumstances, and may, at Mr. Smith's election, be paid in the form of an actuarially equivalent lump sum or a 50% joint and survivor annuity instead of in the form of a single life annuity.

     If any payment or distribution required to be made to or for the benefit of Mr. Smith (either under the New Smith Employment Agreement or otherwise) would be subject to the tax imposed under Section 4999 of the Code on "excess parachute payments" as defined under Section 280G of the Code, Mr. Smith will be entitled to receive an additional payment or payments sufficient to pay the tax imposed under Section 4999 of the Code (and any taxes on that additional payment or payments). However, no payments will be made unless the "excess parachute payments" paid to or for the benefit of Mr. Smith are greater than $50,000. If the "excess parachute payments" paid to Mr. Smith are below $50,000, payments otherwise due Mr. Smith will be reduced so that no payments will be subject to the excise tax of Section 4999 of the Code.

     Mr. Scott has an employment agreement dated November 12, 1999 with Worldwide and receives compensation consisting of salary and an annual bonus of up to 50% of base salary if certain targets based on annual performance objectives are attained. Mr. Scott's annual base salary is currently $217,083. For 2001, 50% of the bonus was guaranteed if Mr. Scott remained employed through the first quarter of 2002. In accordance with his employment agreement, Mr. Scott was also granted stock options on November 12, 1999, to purchase 100,000 shares of AMF Bowling's common stock. Twenty percent of these options vest on each anniversary of the November 12, 1999 grant date. The employment agreement provides for payment of accrued compensation, an allocable portion of bonus (if applicable objectives are later met), and continued payment of annual base salary for 12 months following termination of his employment by Bowling Worldwide for any reason other than death, disability or cause.

     Mr. Suddarth entered into an employment agreement with AMF Products on March 15, 2001 (the "Suddarth Employment Agreement"). Mr. Suddarth is employed as the Chief Operating Officer of AMF Products and serves as a Senior Vice President of Worldwide. Mr. Suddarth's employment may be terminated by AMF Products or by Mr. Suddarth at any time. During his employment, Mr. Suddarth is entitled to an annual base salary of not less than $240,000 (which may be increased by the Chief Executive Officer of Worldwide), an annual bonus of up to 50% of his annual base salary based on the attainment of certain performance objectives approved by the Board of Worldwide, and a special bonus for 2001, 2002 and 2003 equal to 5% of Worldwide's earnings before interest, taxes, depreciation and amortization that exceeds $45 million during those years. Mr. Suddarth is also entitled to such benefits as may generally be available to other senior executives of Worldwide.

     If Mr. Suddarth's employment is terminated by AMF Products for Cause (as defined in the agreement) or if Mr. Suddarth terminates his employment for Good Reason (as also defined in the agreement), AMF Products will pay Mr. Suddarth any accrued but unpaid salary and vacation pay, severance in an amount equal to his then current base salary (payable in 12 monthly installments following termination of his employment), a pro-rated annual bonus equal to the annual bonus that he would have become entitled to receive had he continued in employment to the date on which the bonus would otherwise have been awarded, and a pro-rated bonus equal to the special bonus that he would have become entitled to receive if he had worked to the end of 2003. Payment of the severance, pro-rated annual bonus and pro-rated special bonus is conditioned on Mr. Suddarth executing a release of any claims against the Company and its officers, directors and employees, and complying with certain confidentiality, non-disparagement and non-competition requirements following termination of his employment. If Mr. Suddarth's employment terminates on account of his voluntary resignation, he is only entitled to receive accrued but unpaid salary and vacation pay. If his employment terminates on account of his death or disability, AMF Products will pay accrued but unpaid salary and vacation pay and a pro-rated annual bonus, if any, as may be applicable at that time.

     During 2000, the Company adopted a Bonus, Severance and Retention Program for Certain Employees (the "Retention Program") containing several separate provisions. The Retention Program covered each of the executive officers listed in the Summary Compensation Table except for Mr. Kraegel and Mr. Suddarth, who were not employees at the time. This Retention Program implemented an enhanced severance plan (the "Severance Plan") for certain executives providing for a payment of up to 12 months of annual base salary following termination of employment by the Company under certain circumstances. This Severance Plan will remain in effect for one year following the Effective Date. In addition to the Retention Program, the Company has a severance plan for its senior managers that provides managers with severance benefits of 3 to 12 months depending on their position. This plan will continue after the expiration of the Retention Program. Managers may not receive benefits under both the Retention Program and the severance plan.

     The Retention Program also changed the target for payment of fiscal year 2000 bonuses for all bonus eligible employees and provided for cash payments in lieu of calendar year 2000 stock option grants for all option eligible employees. Payments in each case were to be made on March 31, 2001 to eligible employees who were employed on that date. Mr. Scott was covered by these provisions.

     In addition, the Retention Program implemented a key management retention bonus plan for certain senior managers selected by the Chief Executive Officer. The amount of the retention payment for each executive was based on a percentage of the executive's annual base salary and was payable upon the approval of a restructuring plan. Because the Plan was not approved by June 1, 2001, 50% of the payment was made on June 1, 2001, and the remainder was paid upon approval of the Plan. All payments were conditioned upon employment at the date of the payment.

Compensation of Directors

     Prior to the Effective Date, each director of Worldwide who was also a director of AMF Bowling received compensation as discussed below. Directors who were officers or employees of AMF Bowling, Worldwide or affiliated with Goldman Sachs received no compensation for service as members of the Old Board or the Board of Directors of AMF Bowling or committees thereof. Directors who were not officers or employees of AMF Bowling or Worldwide or affiliated with Goldman Sachs received a $2,000 fee for attending each meeting of the Board of Directors of AMF Bowling and a $1,000 fee for attending each committee meeting. All directors' reasonable expenses for attending those board and committee meetings and related duties were reimbursed by AMF Bowling or Worldwide.

     The Company is studying whether to make any changes to its compensation and expense reimbursement policies for directors as a result of the appointment of the New Board under the Plan.

Compensation Committee Interlocks and Insider Participation

     During 2001, Worldwide did not have a compensation committee. The compensation committee of AMF Bowling, the Company's former indirect parent, set the compensation for the executive officers of Worldwide. The compensation committee of AMF Bowling consisted of certain representatives of former owners of AMF Bowling and another individual, none of whom were employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below reflects the number of shares of New AMF Common Stock beneficially owned as of March 8, 2002 by each person who is known by Worldwide to own beneficially more than 5% of New AMF Common Stock. The information set forth below was provided to the Company by the beneficial owners named below, without any independent vertification by the Company. No director or executive officer owns any New AMF Common Stock except that Named Executive Officers hold options to acquire New AMF Common Stock under the 2002 Stock Option Plan described above. Unless indicated otherwise, each beneficial owner is deemed to have sole voting and investment power with respect to all shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

                                                               Number of Shares
                                                               Beneficially
                                                                Owned as of         Percent of
  Name of Beneficial Owner and Address                        March 8, 2002 (4)     Class (5)
  --------------------------------------                     ------------------     ---------
AMF Debt Investors, L.L.C. (1)                                   1,898,102              20.5
     c/o Farallon Capital Management, L.L.C.
     One Maritime Plaza, Suite 1325
     San Francisco, California 94111
AMF Debt Investors II, L.L.C. (1)                                  350,433               3.8
     c/o Farallon Capital Management, L.L.C.
     One Maritime Plaza, Suite 1325
     San Francisco, California 94111
Oaktree Capital Management, LLC                                  1,845,180              19.9
     333 South Grand Avenue, 28th Floor
     Los Angeles, California 90071
Satellite Asset Management, L.P. (2)                             1,442,974              15.6
     10 East 50th Street, 21st Floor
     New York, New York 10022
AG Capital Funding Partners, L.P. (3)                              104,020               1.1
     c/o Angelo Gordon & Co., L.P.
     245 Park Avenue, 26th Floor
     New York, New York 10167
Silver Oaks Capital, L.L.C. (3)                                  1,733,647              18.7
     c/o Angelo Gordon & Co., L.P.
     245 Park Avenue, 26th Floor
     New York, New York 10167


-----------

(1) Each of AMF Debt Investors, L.L.C. ("Debt Investors I") and AMF Debt Investors II, L.L.C. ("Debt Investors II") holds directly in its name the number of shares listed above. The sole manager of Debt Investors I and Debt Investors II is Farallon Capital Management, L.L.C. ("FCM"), a registered investment advisor. FCM, as manager of Debt Investors I and Debt Investors II, and each managing member of FCM, may be deemed to be the beneficial owner, for purposes of Rule 13d-3 of the Exchange Act, of the shares held by Debt Investors I and Debt Investors II. Meridee Moore, a director of Worldwide, is one of the managing members of FCM. FCM, and each managing member of FCM, disclaims any beneficial ownership of such shares. Such entities and persons may be deemed to share voting and dispositive power with respect to the shares, but they disclaim group attribution.
(2)   Affiliated with Mr. Sonnino.
(3)   Affiliated with Mr. Fuller.
(4) Does not give effect to any distributions of New AMF Common Stock or Warrants that such beneficial owners may receive as a result of distributions with respect to unsecured claims that any such owner may receive as a Former Unsecured Creditor.
(5) For purposes of calculation, does not give effect to the issuance of New AMF Common Stock or Warrants to Former Unsecured Creditors or the issuance of stock options under the 2002 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Former Stockholders Agreement

     Under the prior ownership of Worldwide's parent, there was a stockholders agreement that governed certain matters relating to AMF Bowling, certain of its stockholders and certain of AMF Bowling's former subsidiaries, including Worldwide. That stockholders agreement expired as to Worldwide as of the Effective Date.

Registration Rights Agreement

     On the Effective Date, pursuant to the Plan, Worldwide entered into a registration rights agreement (the "Registration Rights Agreement"), which provides holders of 10 percent or more of the New AMF Common Stock as of the Effective Date (the "Principal Holders") with certain rights to require Worldwide to register their shares of New AMF Common Stock, including shares issuable upon the exercise of their Warrants. No registration rights are provided with respect to the Warrants or the New Subordinated Notes or to holders of New AMF Common Stock other than the Principal Holders. The following summary is qualified in its entirety by reference to the Registration Rights Agreement, which is filed as an Exhibit to this Annual Report on Form 10-K.

     Under the Registration Rights Agreement, Worldwide will use its reasonable best efforts to (a) register the New AMF Common Stock held by a Principal Holder upon a request by one or more Principal Holders to register New AMF Common Stock held by the Principal Holders with a market value generally of at least $25.0 million in the aggregate and (b) in connection with any registered offering of the New AMF Common Stock by Worldwide, register the New AMF Common Stock of Principal Holders that wish to sell their New AMF Common Stock in the offering. Under the terms of the Registration Rights Agreement, each Principal Holder is limited to a specified number of "demand" registrations under clause (a) above. In addition, the requests for registration are subject to other limitations and cut-backs, as set forth in the Registration Rights Agreement.

     The registration rights will not apply to New AMF Common Stock to the extent that: (a) a registration statement with respect to the sale of New AMF Common Stock has been declared effective under the Securities Act and the holders' shares of New AMF Common Stock have been disposed of under that registration statement; (b) the holders' shares of New AMF Common Stock have been disposed of under Securities Act Rule 144 or another exemption from the registration requirements of the Securities Act under which the shares of New AMF Common Stock are thereafter freely tradable without restriction under the Securities Act; or (c) the holders' shares of New AMF Common Stock may be disposed of under Rule 144 within Rule 144's volume limitations within a 90 day period or under Securities Act Rule 144(k).

Transactions with Management and Others; Certain Business Relationships

     Prior to the Effective Date, several members of the Old Board, who do not serve as members of the New Board, were affiliated with Goldman Sachs and related entities. Goldman Sachs and/or related entities were the initial purchasers of the debt issued by Worldwide in connection with financing the 1996 acquisition by the investor group led by Goldman Sachs; served as financial advisor to the owners of AMF Bowling's predecessor in connection with that acquisition; acted as lead underwriter in AMF Bowling's initial public offering of common stock and as an initial purchaser of zero coupon convertible debentures of AMF Bowling; acted as Syndication Agent or Arrangers under the Old Credit Agreement; acted as the financial advisor for AMF Bowling and the Company; and were counterparties to several interest rate hedging agreements to which the Company was a party. For all of these services over the years, Goldman Sachs and affiliates were paid substantial fees and expenses. The Company no longer has an affiliation with Goldman Sachs.

     Certain members of the New Board are affiliated with or are serving as designated representatives of the Principal Holders that are parties to the Registration Rights Agreement.

     "Note 16. Related Parties" in the Notes to the Consolidated Financial Statements sets forth additional information about certain relationships former affiliates and current owners have had or currently have with the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (A)   Financial Statements and Schedules

     Financial Statements

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001 2000 and 1999
     Consolidated Statements of Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements
     Selected Quarterly Financial Data (unaudited)

   (B)   Reports on Form 8-K

1. An amendment to the current report filed on September 5, 2001 was filed October 9, 2001, in which Worldwide reported that, on October 4, 2001, it, and certain of its direct and indirect subsidiaries, filed an Amended Joint Plan of Reorganization of Debtor under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division.

2. A current report was filed February 5, 2002, in which Worldwide announced confirmation of its plan of reorganization.

3. A current report was filed March 8, 2002, in which Worldwide announced that it emerged from Chapter 11 under the United States Bankruptcy Code.

   (C)   Exhibits

2.1 Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (filed herewith)
2.2 Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (1)
3.1 Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (2)
3.2      Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (3)
4.1 Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 13.00% Senior Subordinated Notes due 2008. (4)
4.2      Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).
4.3 Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock. (5)
4.4 Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (6)
4.5 Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (7)
10.1 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (8)*
10.2 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (9)*
10.3 Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott. (10)*

10.4 AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000. (11)*
10.5 Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith. (12)*
10.6 Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives. (13)*
10.7 Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth. (14)*
10.8 Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits). (15)
10.9     AMF Bowling Worldwide, Inc. 2002 Stock Option Plan. (16)*
10.10 Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (filed herewith)*
10.11 Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (filed herewith)*
10.12 Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith. (filed herewith)*
10.13 Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent. (filed herewith)*
21.1     Subsidiaries of the Company. (filed herewith)
99.1 Letter from AMF Bowling Worldwide, Inc. to the Securities and Exchange Commission dated March 29, 2002 regarding the statement of assurances obtained from Arthur Andersen LLP. (filed herewith)

Notes to Exhibits:

   * Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 4.6 to AMF Bowling Worldwide, Inc.'s Current Report on Form8-K dated March 8, 2002 (File No. 001-12131).
(2) Incorporated by reference to Exhibit 3.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(3) Incorporated by reference to Exhibit 3.2 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(4) Incorporated by reference to Exhibit 4.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(5) Incorporated by reference to Exhibit 4.3 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(6) Incorporated by reference to Exhibit 4.4 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(7) Incorporated by reference to Exhibit 4.5 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(8) Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(9) Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(10) Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(11) Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(12) Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(13) Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(14) Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).

(15) Incorporated by reference to Exhibit 10.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(16) Incorporated by reference to Exhibit 10.2 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March, 2002.

                                       AMF BOWLING WORLDWIDE, INC.


                                       By:      /s/ ROLAND C. SMITH
                                          --------------------------------------
                                          Roland C. Smith
                                          Chairman, President and Chief
                                          Executive Officer


                                POWER OF ATTORNEY

     Each individual whose signature appears below hereby authorizes Roland C. Smith, Frederick G. Kraegel and Christopher F. Caesar, and each of them, to sign this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, and appoints each such person as attorney-in-fact to sign on his or her behalf individually and in each capacity stated below.

                          ----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 29th day of March, 2002.


        Signature                                 Title
---------------------------      -----------------------------------------------
/s/ ROLAND C. SMITH              Director, Chairman, President and Chief
---------------------------      Executive Officer (principal executive officer)
     Roland C. Smith


/s/ FREDERICK G. KRAEGEL         Director, Executive Vice President and Chief
---------------------------      Administrative Officer
     Frederick G. Kraegel        (principal accounting officer)


/s/ CHRISTOPHER F. CAESAR        Senior Vice President, Chief Financial Officer
---------------------------      and Treasurer
     Christopher F. Caesar       (principal financial officer)


/s/ THOMAS M. FULLER             Director
---------------------------
     Thomas M. Fuller


/s/ PHILIP L. MASLOWE            Director
---------------------------
     Philip L. Maslowe


/s/ MERIDEE A. MOORE             Director
---------------------------
     Meridee A. Moore

/s/ MARK D. SONNINO              Director
---------------------------
     Mark D. Sonnino


/s/ GEORGE W. VIETH, JR.         Director
---------------------------
     George W. Vieth, Jr.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                           AMF BOWLING WORLDWIDE, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Financial Statements
    Report of Independent Public Accountants.............................    F-2
    Consolidated Balance Sheets as of December 31, 2001 and 2000.........    F-3
    Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999....................................    F-4
    Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999 ...................................    F-5
    Consolidated Statements of Stockholder's Equity for the years
     ended December 31, 2001, 2000 and 1999..............................    F-6
    Consolidated Statements of Comprehensive Loss for the years
     ended December 31, 2001, 2000 and 1999..............................    F-7
    Notes to Consolidated Financial Statements...........................    F-8
    Selected Quarterly Financial Data (unaudited)........................   F-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
AMF BOWLING WORLDWIDE, INC.:

     We have audited the accompanying consolidated balance sheets of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling Worldwide, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As described more fully in Note 1 to the consolidated financial statements, effective March 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Eastern District of Virginia. The accompanying consolidated financial statements do not reflect the effects of fresh start accounting which will be applied in connection with the Company's emergence from Chapter 11.


ARTHUR ANDERSEN LLP

Richmond, Virginia
March 8, 2002


                           AMF BOWLING WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            December 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------    -----------
Assets
Current assets:
 Cash and cash equivalents                                           $    25,291    $    46,759
 Accounts and notes receivable, net of allowance for doubtful
   accounts of $11,543 and $9,608, respectively                           27,381         43,070
 Inventories, net                                                         38,732         55,697
 Advances and deposits                                                    14,337         12,789
                                                                     -----------    -----------
   Total current assets                                                  105,741        158,315
 Property and equipment, net                                             685,154        755,588
 Leasehold interests and other                                            40,138         66,331
 Goodwill, net                                                           718,414        746,050
                                                                     -----------    -----------
   Total assets                                                      $ 1,549,447    $ 1,726,284
                                                                     ===========    ===========

Liabilities and Stockholder's Equity
Current Liabilities:
 Accounts payable                                                    $    24,246    $    26,215
 Accrued expenses and other                                               78,450        102,643
 Current portion of long-term debt                                       616,395      1,134,565
                                                                     -----------    -----------
   Total current liabilities                                             719,091      1,263,423
Other long-term debt                                                       3,107          1,993
Liabilities subject to resolution                                        595,463            -
Other long-term liabilities                                                2,252          6,963
                                                                     -----------    -----------
   Total liabilities                                                   1,319,913      1,272,379
                                                                     -----------    -----------
Commitments and contingencies
Stockholder's equity:
 Common stock (par value $.01 per share, 100 shares authorized,
   issued and outstanding)                                                   -              -
 Paid-in capital                                                       1,047,529      1,047,529
 Deficit                                                                (781,991)      (565,030)
 Accumulated other comprehensive loss                                    (36,004)       (28,594)
                                                                     -----------    -----------
   Total stockholder's equity                                            229,534        453,905
                                                                     -----------    -----------
   Total liabilities and stockholder's equity                        $ 1,549,447    $ 1,726,284
                                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                           AMF BOWLING WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                   Year ended December 31,
                                                           ----------------------------------------
                                                              2001            2000           1999
                                                           ----------     ----------     ----------
Operating revenue                                          $  694,878     $  715,001     $  732,752
                                                           ----------     ----------     ----------
Operating expenses:
 Cost of goods sold                                           154,619        173,098        177,204
 Bowling center operating expenses                            376,591        386,944        373,434
 Selling, general, and administrative expenses                 60,803         64,461         71,561
 Restructuring, refinancing and asset impairment
   charges                                                     18,636         11,585         16,658
 Depreciation and amortization                                130,043        136,001        132,647
                                                           ----------     ----------     ----------
   Total operating expenses                                   740,692        772,089        771,504
                                                           ----------     ----------     ----------
   Operating loss                                             (45,814)       (57,088)       (38,752)
Nonoperating expenses (income):
 Interest expense (a)                                         104,876        121,499        111,237
 Other expenses, net                                            5,910          1,623          6,640
 Interest income                                               (1,136)        (1,514)        (1,889)
                                                           ----------     ----------     ----------
   Total nonoperating expenses                                109,650        121,608        115,988
Reorganization items, net                                      56,731            -              -
                                                           ----------     ----------     ----------
   Net loss before provision for income taxes                (212,195)      (178,696)      (154,740)
Provision for income taxes                                      4,766          2,256         27,625
                                                           ----------     ----------     ----------
   Net loss before equity in loss of joint ventures          (216,961)      (180,952)      (182,365)
Equity in loss of joint ventures                                  -             (524)       (18,648)
                                                           ----------     ----------     ----------
   Net loss                                                $ (216,961)    $ (181,476)    $ (201,013)
                                                           ==========     ==========     ==========

---------------------------------
(a) From July 2, 2001 through December 31, 2001, the Company did not accrue approximately $30,560 of interest on its prepetition subordinated debt since management believed that the debt would be materially reduced or discharged in the Chapter 11. See "Note 7. Liabilities Subject to Resolution."

The accompanying notes are an integral part of these consolidated financial statements.


                           AMF BOWLING WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Year ended December 31,
                                                           ----------------------------------------
                                                              2001            2000           1999
                                                           ----------     ----------     ----------
Cash flows from operating activities:
 Net loss                                                  $ (216,961)    $ (181,476)    $ (201,013)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                              130,043        136,001        132,647
   Reorganization items non cash, net                          46,570            -              -
   Equity in loss of joint ventures                               -              524         18,648
   Deferred income taxes                                          -              -           20,467
   Amortization of bond discount                                6,525         30,352         26,874
   (Gain) loss on the sale of property and equipment,
    net                                                           417         (1,601)         2,561
   Impairment of assets                                         3,500          1,559          8,118
   Changes in assets and liabilities:
   Accounts and notes receivable, net                          16,826         17,863         18,950
   Inventories                                                 13,268         (4,312)        10,912
   Other assets                                                 1,082         15,108         (5,105)
   Accounts payable and accrued expenses                       23,322         19,892         10,115
   Other long-term liabilities                                  2,997         (5,203)        (3,053)
                                                           ----------     ----------     ----------
    Net cash provided by operating activities                  27,589         28,707         40,121
                                                           ----------     ----------     ----------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired            -           (8,477)        (1,414)
 Purchases of property and equipment                          (49,462)       (66,545)       (52,087)
 Proceeds from the sale of property and equipment                 300          9,400          2,028
                                                           ----------     ----------     ----------
    Net cash used in investing activities                     (49,162)       (65,622)       (51,473)
                                                           ----------     ----------     ----------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred
  financing costs                                               5,000         87,000         81,000
 Payment on long-term debt                                     (5,000)       (29,407)      (106,373)
 Capital contributions from parent                                -            7,000         34,731
                                                           ----------     ----------     ----------
    Net cash provided by financing activities                     -           64,593          9,358
Effect of exchange rates on cash                                  105         (1,434)           662
                                                           ----------     ----------     ----------
    Net increase (decrease) in cash                           (21,468)        26,244         (1,332)
Cash and cash equivalents at beginning of period               46,759         20,515         21,847
                                                           ----------     ----------     ----------
    Cash and cash equivalents at end of period             $   25,291     $   46,759     $   20,515
                                                           ==========     ==========     ==========

Cash interest paid                                         $   81,465     $   75,426     $   81,779
Cash income taxes paid                                     $    1,537     $    4,318     $    5,495


The accompanying notes are an integral part of these consolidated financial statements.


                           AMF BOWLING WORLDWIDE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                                     Accumulated
                                                                                       Other         Total
                                                Common        Paid-in               Comprehensive  Stockholder's
                                                Stock         Capital      Deficit      Loss        Equity
                                               ---------     ----------  ---------- ------------  ----------
Balance, December 31, 1998                     $     -       $1,005,798  $ (182,541) $  (19,325)  $  803,932
  Capital contribution by stockholder                -           34,731         -           -         34,731
  Net loss                                           -              -      (201,013)        -       (201,013)
  Foreign currency translation adjustment            -              -           -         4,001        4,001
                                               ---------     ----------  ----------  ----------   ----------
Balance, December 31, 1999                           -        1,040,529    (383,554)    (15,324)     641,651
                                               ---------     ----------  ----------  ----------   ----------

  Capital contribution by stockholder                -            7,000         -           -          7,000
  Net loss                                           -              -      (181,476)        -       (181,476)
  Foreign currency translation adjustment            -              -           -       (13,270)     (13,270)
                                               ---------     ----------  ----------  ----------   ----------
Balance, December 31, 2000                           -        1,047,529    (565,030)    (28,594)     453,905
                                               ---------     ----------  ----------  ----------   ----------

  Net loss                                           -              -      (216,961)        -       (216,961)
  Foreign currency translation adjustment            -              -           -        (7,410)      (7,410)
                                               ---------     ----------  ----------  ----------   ----------
Balance, December 31, 2001                     $     -       $1,047,529  $ (781,991) $  (36,004)  $  229,534
                                               =========     ==========  ==========  ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           AMF BOWLING WORLDWIDE, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                 Year ended December 31,
                                            ---------------------------------
                                               2001        2000        1999
                                            ---------   ---------   ---------

Net loss                                    $(216,961)  $(181,476)  $(201,013)
Foreign currency translation adjustment        (7,410)    (13,270)      4,001
                                            ---------   ---------   ---------

Total comprehensive loss                    $(224,371)  $(194,746)  $(197,012)
                                            =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                           AMF BOWLING WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except share data and Note 15)

NOTE 1.  BUSINESS DESCRIPTION - ORGANIZATION AND RESTRUCTURING

Basis of Presentation

     All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except when otherwise noted.

Organization

     AMF Bowling Worldwide, Inc., a Delaware corporation ("Worldwide" and, together with its subsidiaries, the "Company"), is principally engaged in two business segments: (i) the operation of bowling centers throughout the United States ("U.S.") and internationally ("Centers") and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other allied products, including bowling balls, bags and shoes ("Products"). The principal customers for bowling equipment are bowling center operators. Products' revenue consists of two major sales categories: (a) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center) and (b) Modernization and Consumer Products (modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products used in the operation of a bowling center and resale products for bowlers). In addition, Products refurbishes and sells used pinspotters. Combined with new automatic scoring, lanes, bowler seating and other components, these used pinspotters are sold as Factory Certified Packages ("FCPs"). FCP revenue is included in the NCP category. The Company also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables.

     Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. All of Worldwide's business operations are conducted through, and its operating assets are held in, subsidiaries. The Centers business in the U.S. is primarily owned and operated in AMF Bowling Centers, Inc. ("AMF Centers"), a wholly owned, indirect subsidiary of Worldwide. The Centers business outside of the U.S. is owned and operated in separate, indirect subsidiaries of Worldwide that own and operate bowling centers in various countries. The Products business is owned and operated in AMF Bowling Products, Inc. ("AMF Products"), which is a wholly owned, indirect subsidiary of Worldwide.

Background

     In May 1996, an investor group led by Goldman, Sachs & Co. ("Goldman Sachs") acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In connection with the acquisition, the Company became a wholly owned subsidiary of AMF Group Holdings Inc. ("Group Holdings"), which was in turn a wholly owned subsidiary of AMF Bowling, Inc. ("AMF Bowling").

     The Company soon announced and began to aggressively pursue a business strategy that included: (i) acquiring bowling centers, (ii) building a recognized national brand of bowling and entertainment centers and (iii) capitalizing on demand for bowling equipment in certain international markets. To facilitate the Company's strategy, AMF Bowling completed an initial public offering of common stock in 1997 and a sale of zero coupon convertible debentures in 1998 (the "AMF Bowling Financings"), a portion of the proceeds of each of which was used to fund the acquisition program.

                           AMF BOWLING WORLDWIDE, INC.

     In mid-1998, after acquiring approximately 260 bowling centers that were financed through borrowings and the AMF Bowling Financings, management recognized that Centers revenue and cash flow from operations (as measured on a constant center basis) were generally declining below the levels in prior years. Moreover, the rapid growth through acquisitions led to problems in integrating new centers and managing the expanded base of operations. At the same time, management also recognized that Products revenue and operating cash flow were declining as demand for bowling equipment dropped dramatically following economic difficulties in the Asia Pacific region, Products' largest growth market, and as product quality issues and order fulfillment problems began to adversely impact sales. These financial and operational problems caused the Company to curtail its acquisition program and focus on improving operations rather than building a national brand.

     During 1998, the Company negotiated amendments to modify its senior secured credit agreement dated May 1, 1996, as amended and restated (the "Old Credit Agreement") to relax certain of its financial covenants. As part of these amendments, certain restrictions on acquisitions were put in place. In mid-1999, management of the Company implemented a number of initiatives designed to improve the Company's performance. Shortly thereafter, AMF Bowling, the Company's former parent, issued common stock in a rights offering to raise capital, a portion of which was contributed to Worldwide, as part of a recapitalization plan designed to provide further financial flexibility. At the same time, the Company also negotiated further amendments to the Old Credit Agreement.

     In 2000, the Company recognized that its 1999 recapitalization plan had not succeeded, that the initiatives to improve the Company's performance would take additional time to implement and that current and expected levels of cash flow were insufficient to service long term debt obligations. The Company engaged a financial advisor in mid-2000 to evaluate options, including assisting the Company in developing and negotiating with the appropriate parties, a plan to restructure its indebtedness. In August 2000, the Company entered into discussions and negotiations with informal committees of both its lenders under the Old Credit Agreement and the holders of its subordinated debt and publicly disclosed that it would not make scheduled interest payments on its subordinated indebtedness. During December 2000, the Company failed to make scheduled principal payments and delayed scheduled interest payments under the Old Credit Agreement. While discussions and negotiations continued with the various creditor groups, it became apparent that the filing of a voluntary petition for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") was a potential option for the Company.

Chapter 11 and Emergence

     General

     On July 2, 2001 (the "Petition Date"), Worldwide and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. The international subsidiaries of the Company did not file for relief under Chapter 11. Subsequent to the Petition Date, AMF Bowling, the Company's former indirect parent, filed a separate petition for relief under Chapter 11.

     On the Petition Date, the Company was in default on approximately $622,300 of indebtedness under the Old Credit Agreement and approximately $573,800 of principal and accrued and unpaid interest under the Company's 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (the "Old Senior Subordinated Discount Notes") and its 10 7/8% Series B Senior Subordinated Notes due 2006 (the "Old Senior Subordinated Notes" and collectively with the Old Senior Subordinated Discount Notes, the "Old Subordinated Notes").

                           AMF BOWLING WORLDWIDE, INC.

     On August 8, 2001, the Bankruptcy Court approved the Company's motion to obtain a debtor-in-possession financing in an aggregate amount up to $75,000 (the "DIP Loan") from a syndicate of banks. The DIP Loan was available to provide financing for working capital, letters of credit, capital expenditures and general corporate purposes.

     On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the "Plan") of the Debtors. The Plan became effective March 8, 2002 (the "Effective Date"), which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the "New Credit Agreement"). Worldwide also entered into an indenture dated as of March 8, 2002 (the "New Indenture") providing for the issuance of $150.0 million aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the "New Subordinated Notes"). Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company's other pre-petition indebtedness were discharged and terminated.

     On the Effective Date, the Company borrowed $290,000 under a term facility (the "Term Facility") and $10,000 under a $60,000 revolving credit facility (the "Revolver" and, collectively with the Term Facility, the "Exit Facility") provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10,000 borrowing under the Revolver was repaid. The Revolver continues to be available for the Company's working capital and general corporate needs, subject to customary borrowing conditions.

     Pursuant to the Plan, on the Effective Date, the shares of common stock of Worldwide formerly held by its parent, AMF Group Holdings Inc. ("Group Holdings"), were cancelled. Worldwide issued 9,250,000 shares of new common stock, $0.01 par value (the "New AMF Common Stock"), and $150,000 in New Subordinated Notes and paid $286,700 in cash to Worldwide's former senior secured creditors (the "Former Secured Creditors") in full satisfaction of their claims. In addition, Worldwide will distribute to the Debtors' unsecured creditors (the "Former Unsecured Creditors") up to 750,000 shares of New AMF Common Stock, 1,764,706 Series A Warrants (the "Series A Warrants") and 1,724,138 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Warrants") in full satisfaction of their claims. Distributions of these securities will occur from time to time pursuant to and in accordance with the terms of the Plan. See "Note 12. Equity" for additional information regarding the New AMF Common Stock and the Warrants.

     Worldwide is obligated to distribute shares of New AMF Common Stock and the Warrants to the Former Unsecured Creditors, but is not required to make any cash distribution to the Former Unsecured Creditors. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Former Unsecured Creditors is contingent on the resolution of their individual claims.

     AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution based upon its equity interest in Group Holdings. The Company no longer has any affiliation with either AMF Bowling or Group Holdings and the New AMF Common Stock, which represents the equity ownership of Worldwide, is distinct from the shares of common stock of AMF Bowling that remain outstanding at this time. Management of the Company understands that AMF Bowling plans to file a liquidating Chapter 11 plan.

     The Company's consolidated financial statements for 2001 have been prepared in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 proceeding distinguish transactions and events directly associated with the reorganization from those of operations of the ongoing business. Revenue and expenses,

                           AMF BOWLING WORLDWIDE, INC.

realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items, net. See "Note 7. Liabilities Subject to Resolution" and "Note 8. Reorganization Items, Net and Other Charges" for further discussion.

     In connection with the Company's emergence from Chapter 11, the Company will apply fresh start accounting in accordance with SOP 90-7. Under SOP 90-7, the reorganization value of the Company will be allocated to the Company's assets in accordance with Statement of Financial Accounting Standards ("SFAS") 141 "Business Combinations" and the liabilities will be stated at their present values. See "Note 17. Pro Forma Reorganized Balance Sheet (unaudited)" for an unaudited pro forma reorganized balance sheet of the Company. The Company will also write-off all of its goodwill effective January 1, 2002 in accordance with SFAS 142. The application of SOP 90-7 will result in the write down of certain long lived assets.

Historical Financial Statements

     These historical consolidated financial statements do not reflect the effects resulting from the Company's emergence from the Chapter 11 proceeding and represent the financial position and capital structure on December 31, 2001 and 2000. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, fresh start accounting or the write-off of goodwill. These historical consolidated financial statements should be read with the understanding that the reorganization significantly altered the historical capital structure reflected in the accompanying historical balance sheet as of December 31, 2001. The application of fresh start accounting will result in the write-off of leasehold interests and the revaluation of the Company's tangible non current assets. This will result in depreciation and amortization expense being lower in periods subsequent to the Effective Date compared with historical accounting periods prior to such date. In addition, the write-off of goodwill will significantly reduce amortization expense in periods subsequent to December 31, 2001.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill, long-lived assets, deferred taxes and other deferred assets, and reserves for litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

     All highly liquid fixed-income investments purchased with an original maturity of three months or less are classified as cash equivalents.

Revenue Recognition

     Generally, Products' revenue is recognized at the time the products are shipped. If payment is contingent upon installation, Products recognizes revenue upon the completion of installation.

     Centers' revenue is recognized at the time the service is provided.

                           AMF BOWLING WORLDWIDE, INC.

Inventories

     Products' inventory is valued at the lower of cost or market, using the first-in, first-out method. Centers' inventory is valued at the lower of cost or market, with cost using an average cost method.

Long Lived Assets

     The carrying value of long lived assets and certain identifiable intangibles is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or improvements are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment and any gain or loss is recognized.

     Property and equipment are depreciated over the estimated useful lives using the straight-line method. Estimated useful lives of property and equipment are as follows:

     Buildings and improvements            5-40 years
     Leasehold improvements                lesser of the estimated useful life
                                            or term of the lease
     Bowling and related equipment         5-10 years
     Manufacturing equipment               2-7 years
     Furniture and fixtures                3-8 years

Goodwill

     Goodwill represents the excess of the purchase price of acquisitions over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill was being amortized over 40 years through December 31, 2001. Amortization expense was $20,888 in 2001, $20,861 in 2000 and $21,384 in 1999. Accumulated amortization of goodwill was $116,433 and $95,545, respectively, at December 31, 2001 and 2000.

     Effective January 1, 2002, the Company adopted SFAS 142, which specifies goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company will write-off all of its goodwill effective January 1, 2002 in connection with SFAS 142.

Warranty Costs

     Generally, Products warrants all new products for periods of approximately one year. Products charges to expense an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense, which aggregated $3,340 in 2001, $1,386 in 2000 and $5,681 in 1999, is included in cost of goods sold.

                           AMF BOWLING WORLDWIDE, INC.

Leasehold Interests

     Leasehold interests, net of accumulated amortization, are $26,496 and $31,448 as of December 31, 2001 and 2000, respectively. Leasehold interests represent favorable lease terms, which are comprised of the difference between amounts due under the contractual lease rate compared with the market rate for that lease. Leasehold interests are amortized over the life of each lease. Amortization expense was $4,230 in 2001, $5,577 in 2000 and $4,976 in 1999. It is expected that these amounts will be written off in conjunction with fresh start accounting.

Income Taxes

     Worldwide and its subsidiaries are taxable corporations under the Internal Revenue Code of 1986, as amended (the "Code"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Advertising Costs

     Costs incurred for advertising are expensed when incurred. The amounts expensed were approximately $22,556 in 2001, $26,898 in 2000 and $27,291 in 1999, with $19,547, $20,873 and $20,756, respectively, included in bowling center operating expenses for Centers, and $3,009, $6,025 and $6,535, respectively, included in selling, general and administrative expenses for Products and corporate.

Foreign Currency Translation

     All assets and liabilities of the international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment in the accompanying consolidated balance sheets, statements of stockholders' equity and statements of comprehensive loss. Revenue and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Transactions in foreign currencies resulted in net losses of $4,185 in 2001, $2,338 in 2000 and of $2,432 in 1999, and are included in other expenses.

Fair Value of Financial Instruments

     The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximate fair value at December 31, 2001 and 2000, because of the short maturity of these instruments. The fair value of the term facilities under the Bank Debt, as defined in "Note 6. Long-Term Debt," at December 31, 2001 and 2000, was approximately $357,425 and $284,772, respectively, based on the estimated recovery due to the holders of the Term Facilities, as defined in "Note 6. Long-Term Debt," under the Plan at December 31, 2001 and the trading value at December 31, 2000. The fair value of the Old Subordinated Notes at December 31, 2001 and 2000 was approximately $28,985 and $90,575, respectively, based on the estimated recovery due to the holders of the Old Subordinated Notes under the Plan at December 31, 2001 and the trading value at December 31, 2000.

Self-Insurance Programs

     The Company is self-insured up to certain amounts for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 2001 and 2000, which is included in accrued expenses.


                           AMF BOWLING WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying consolidated balance sheets and statements of stockholder's equity.

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation.

NOTE 3.  INVENTORIES, NET

     Inventories, net at December 31, 2001 and 2000, consist of the following:

                                                              2001            2000
                                                           -----------    -----------
         Products, at FIFO:
           Raw materials                                   $     7,648    $    13,142
           Work in progress                                      1,943            821
           Finished goods and spare parts                       20,351         32,824
         Centers, at average cost:
           Merchandise and spare parts                           8,790          8,910
                                                           -----------    -----------
                                                           $    38,732    $    55,697
                                                           ===========    ===========


NOTE 4.   PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 2001 and 2000, consist of the following:

                                                              2001            2000
                                                           -----------    -----------
         Land                                              $   131,188    $   132,041
         Buildings and improvements                            376,958        374,081
         Equipment, furniture and fixtures                     627,605        623,096
         Other                                                   2,863          7,821
                                                           -----------    -----------
                                                             1,138,614      1,137,039
         Less accumulated depreciation and amortization       (453,460)      (381,451)
                                                           -----------    -----------
                                                           $   685,154    $   755,588
                                                           ===========    ===========


     Depreciation and amortization expense related to property and equipment was $101,184 in 2001, $104,608 in 2000 and $99,934 in 1999.

     The Company has not completed its assessment of the impact of fresh start accounting on property and equipment, but believes the net book value of property and equipment will be reduced.

                           AMF BOWLING WORLDWIDE, INC.

NOTE 5.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at December 31, 2001 and 2000, consist of:

                                                    2001           2000
                                                 ---------      ---------
         Accrued compensation                    $  18,142      $  13,142
         Accrued interest                              -           32,858
         League bowling accounts                       -           14,972
         Accrued professional fees                  14,442          1,170
         Accrued taxes and licenses                  8,707          7,853
         Accrued center closing costs                5,413            -
         Accrued warranty expense                    2,861          3,075
         Other                                      28,885         29,573
                                                 ---------      ---------
                                                 $  78,450      $ 102,643
                                                 =========      =========

     Subsequent to December 31, 2000, the Company segregated all funds related to league bowling accounts in a separate account. As a result of this segregation, the funds and the corresponding liability are no longer considered to be assets and liabilities of the Company. The account had funds and a related liability of approximately $12,448 at December 31, 2001.

NOTE 6.  LONG-TERM DEBT

     As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date the Debtors filed voluntary petitions for relief under Chapter 11. As further discussed in Note 1, upon emergence from Chapter 11, the debt that the Company had in place at December 31, 2001 was terminated, discharged or re-instated.

New Credit Agreement

     As of February 28, 2002, the Company entered into the New Credit Agreement that consists of the $290,000 Term Facility maturing in February, 2008 and the $60,000 Revolver maturing in February, 2007. On the Effective Date, the Company borrowed $10,000 under the Revolver, which amount has been repaid. Outstanding borrowings under the Term Facility bear interest equal to either the London Interbank Offered Rate ("LIBOR") plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the New Credit Agreement) plus the applicable margin (3.00% to 3.50%) at the Company's option depending on certain financial ratios. Outstanding borrowings under the Revolver bear interest equal to LIBOR plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%) at the Company's option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The New Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the New Credit Agreement, with a final principal payment of $150,000 due on February 28, 2008. The New Credit Agreement also requires interest payments not less than quarterly and an annual mandatory prepayment based on a percentage of free cash flow ranging from 25-75%, as specified in the agreement. Repayment is also required in amounts specified in the agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds. The obligations of Worldwide under the New Credit Agreement are secured by substantially all of the Company's U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company's U.S. subsidiaries have guaranteed, or are directly obligated on, the New Credit Agreement. The New Credit Agreement contains certain events of default including cross default provisions.

                           AMF BOWLING WORLDWIDE, INC.

New Subordinated Notes

     As of the Effective Date and pursuant to the Plan, the Company issued $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due September 2008 with interest payable semi-annually. The New Subordinated Notes were issued pursuant to the New Indenture. The New Subordinated Notes are not generally subject to mandatory redemption or sinking fund payments; are expressly subordinated to the payment of the New Credit Agreement and any other senior indebtedness of the Company; contain affirmative and negative covenants generally no more restrictive than those contained in the New Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries of the Company. Subject to certain exceptions, the New Subordinated Notes may not be redeemed at the Company's option before March 1, 2005. Thereafter, the New Subordinated Notes are redeemable in the manner provided in the New Indenture at redemption prices equal to 106.50% during the 12 month period beginning March 1, 2005, 103.25% during the 12 month period beginning March 1, 2006 and 100.00% beginning on March 1, 2007 and thereafter. Upon the occurrence of both a change of control of the Company (as defined in the New Indenture) and a ratings decline (as defined in the New Indenture), the Company is required to offer to purchase the New Subordinated Notes at 101.00% of their principal amount, plus accrued interest, and has the option to redeem the New Subordinated Notes at 110.00% of their principal amount, plus accrued interest.

DIP Loan

     On July 5, 2001, the Debtors obtained a DIP Loan from a syndicate of banks, including Citibank N.A. ("Citibank"), as Collateral Agent and Administrative Agent. The DIP Loan permitted the Debtors to borrow up to $75,000 from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. There were no amounts outstanding under the DIP Loan on the Effective Date and it was terminated. Borrowings under the DIP Loan bore interest at a rate of 1.5% over Citibank's customary base rate or, at the Company's option, 2.5% over LIBOR. As of December 31, 2001, the Company had $70,925 available for borrowing, with no outstanding borrowings and $4,075 of standby letters of credit.

Prepetition Bank Debt

     The Company's indebtedness under the Old Credit Agreement consisted of a $255,000 senior secured revolving credit facility (the "Bank Facility") and $365,100 senior secured term loan facilities (the "Term Facilities" and collectively with the Bank Facility, the "Bank Debt").

     The Old Credit Agreement was terminated and the Bank Debt was satisfied upon the Company's emergence from Chapter 11. As a result of the default under the Bank Debt that existed prior to the Petition Date, the Company paid interest to the Former Secured Creditors at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75%. The interest rates included a 2% increment for default interest rate from January 1, 2001 until the Petition Date. After the Petition Date, the Company did not pay the 2% increment for default interest rate. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest rate was included in the Former Secured Creditors' allowed claim and satisfied under the Plan. At December 31, 2001, the interest rates on the components of the Bank Debt ranged from 7.50% to 8.50%. During 2001, no principal payments were made on the Bank Debt.

                           AMF BOWLING WORLDWIDE, INC.

     The Company's debt at December 31, 2001 and 2000, consists of:

                                                           December 31,
                                                   --------------------------
                                                       2001           2000
                                                   -----------    -----------

    Prepetition Bank Debt outstanding (b)          $   616,395    $   614,093
    Old Senior Subordinated Notes (a)                      -          250,000
    Old Senior Subordinated Discount Notes (a)             -          270,472
    Mortgage and equipment notes (c)                     3,107          1,993
                                                   -----------    -----------
         Total Debt                                    619,502      1,136,558
    Current maturities                                (616,395)    (1,134,565)
                                                   -----------    -----------
         Total Long-Term Debt                      $     3,107    $     1,993
                                                   ===========    ===========

------------------------

(a) Amount included in liabilities subject to resolution as of December 31, 2001. See "Note 7. Liabilities Subject to Resolution.
(b) The Bank Debt represents the amount owed under the Old Credit Agreement. The Bank Debt was fully secured, was satisfied for the amount reported, and therefore reported separately and not included in liabilities subject to resolution.
(c) Represents debt under one mortgage note and one capitalized equipment lease. The amounts were fully secured and reinstated as senior debt under the Plan.

Old Subordinated Notes

     Under the Plan, claims of holders of the Old Subordinated Notes were satisfied in full by a pro rata distribution of New AMF Common Stock and Warrants to be made as the amount of their claims is resolved by the Bankruptcy Court. The Old Senior Subordinated Notes accrued interest at 10.875% and the Old Senior Subordinated Discount Notes accrued interest at 12.25%. As discussed below, in connection with the Chapter 11, the Company discontinued accruing interest under the Old Subordinated Notes during 2001.

Interest Expense

     From January 1, 2001 until the Petition Date, the Company paid interest under the Old Credit Agreement at the default rate. During Chapter 11, the Company accrued interest at the default rate and paid interest at the contract rate under the Old Credit Agreement. As of the Petition Date, the Company stopped accruing interest on certain prepetition debt obligations that management believed would receive little, if any, distribution under the Plan (primarily the Old Subordinated Notes). If such interest had continued to be accrued, interest expense for the year ended December 31, 2001 would have been approximately $30,560 higher than the reported amount.

NOTE 7.  LIABILITIES SUBJECT TO RESOLUTION

     Liabilities subject to resolution in the Chapter 11 at December 31, 2001 consist of the following:

    Old Senior Subordinated Notes                  $   250,000
    Old Senior Subordinated Discount Notes             277,000
    Unpaid interest                                     45,014
    Accounts payable and other                          23,449
                                                   -----------
                                                   $   595,463
                                                   ===========

                           AMF BOWLING WORLDWIDE, INC.

NOTE 8.  REORGANIZATION ITEMS, NET AND OTHER CHARGES

Reorganization Items, Net

     Reorganization items, net for the year ended December 31, 2001 consist of the following:

         Provision for center closings (a)            $22,396
         Professional fees                             19,783
         Write off deferred financing costs (b)         9,068
         Employee retention program (c)                 2,447
         Other                                          3,037
                                                      -------
              Total                                   $56,731
                                                      =======
-----------
(a) During the Chapter 11 proceeding, the Company decided to close 13 U.S. bowling centers (of which 12 were premises subject to leases rejected in the Chapter 11 proceeding) and two other operating locations and to dispose of 12 bowling centers in Brazil and Argentina. This reserve also includes the closing or disposition of one center in Germany, two centers in Spain and two golf practice ranges in 2001 and early 2002.
(b) Represents financing costs associated with the Old Credit Agreement and the issuance of the Old Subordinated Notes.
(c) Represents a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in, and essential to, the restructuring.

     The reorganization items above include cash paid in the year ended December 31, 2001 for professional fees, the employee retention program and other of $8,600, $1,200 and $400 respectively.

Refinancing Costs

     In 2001, the Company recorded approximately $12,970 of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.

     In 2000, the Company recorded $6,500 of refinancing charges related to proposed restructuring of long-term debt. The charges primarily include amounts paid for legal and advisory services.

Restructuring Charges

     In 2001, the Company recorded restructuring charges of approximately $2,100 related primarily to severance and other employee expenses.

     In 2000, the Company recorded restructuring charges of approximately $3,400 primarily related to a plan to close the Products Korean operations and sales office. The restructuring charges related primarily to employee termination benefits and contract cancellations. As of December 31, 2001, the Company had no remaining payments related to these restructuring charges.

                           AMF BOWLING WORLDWIDE, INC.

     In 1999, the Company recorded restructuring charges of approximately $8,500 related primarily to a plan to reorganize and downsize the Products business in response to market weakness in the Asia Pacific region and increased competition which negatively impacted sales and profitability. Actions taken included closing one plant in the U.S., one plant in Korea, three warehouses in the People's Republic of China, one warehouse in Taiwan, four sales offices in China and one sales office in Belgium. Additionally, sales offices were downsized in four other countries. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations.

Asset Impairment Charges

     In 2001, 2000 and 1999, the Company recorded asset impairment charges of approximately $3,500, $1,600 and $8,100, respectively, representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling centers which were subsequently closed. Fair market value is generally determined based on the average sales proceeds from previous sales of idle bowling centers.

Special Charges and Other

     In 2000, the Company recorded certain charges totaling $39,200 to reflect:
(i) revaluation of inventory levels in the context of Products business conditions ($12,000), (ii) the write down of U.K. property and equipment no longer in service ($6,200), (iii) reconciliation of certain intercompany differences ($5,300), (iv) costs associated with the exit of certain distributor arrangements or markets ($5,000), (v) the impact of the net present value of leases related to centers scheduled to be closed ($2,800) (vi) the increase in insurance claims experience that resulted from the enhancement of benefits to U.S. bowling center employees and the occurrence of certain unusual incidents at some bowling centers ($2,200) and (vii) other charges ($5,700).

     In 1999, a strategic assessment led to programs designed to improve product line profitability and quality in the Company. This assessment was a catalyst to recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") totaled $26,500. The Special Charges were non-cash, related primarily to receivables and inventory and were included in operating expenses.

NOTE 9.  INCOME TAXES

     The Company will be included in the consolidated federal and certain consolidated state income tax returns of its former parent, AMF Bowling, through the Effective Date. There are uncertainties with respect to the application of certain elections to be made in conjunction with such returns. These elections will be made at the time such tax returns are filed. There can be no assurances that the Internal Revenue Service or state taxing authorities will agree with the elections made. Accordingly, the net operating losses ("NOLs") and tax credits may be substantially reduced or even eliminated by these circumstances. The income tax attributes of other assets may also be reduced. To the extent asset basis is reduced for income tax purposes, depreciation or amortization of assets will also be reduced and, as a result, a gain recognized (and, therefore, more tax imposed) in conjunction with such disposition of assets may be incurred.

     In addition, the Company must generally reduce its tax attributes, such as NOLs, tax credits, capital loss carryforwards and tax basis in its assets, by any cancellation of indebtedness ("COI") income realized. COI income is the amount by which the indebtedness discharged in the Chapter 11 proceeding exceeds the cost and the fair market value of property assigned.

                           AMF BOWLING WORLDWIDE, INC.

     Loss before income taxes for the years ended December 31, 2001, 2000 and 1999, consists of the following:

                                     2001           2000            1999
                                  ----------     ----------     ----------

    U.S                           $ (174,256)    $ (141,319)    $ (142,747)
    International                    (37,939)       (37,377)       (11,993)
                                  ----------     ----------     ----------
                                  $ (212,195)    $ (178,696)    $ (154,740)
                                  ==========     ==========     ==========

     The income tax provision for the years ended December 31, 2001, 2000 and 1999, consist of the following:

                                         2001         2000       1999
                                       --------    --------    --------
    Current income tax provision
    U.S. Federal                       $    -      $    -      $    -
    State and local                         -           -           -
    International                         4,766       2,256       6,209
                                       --------    --------    --------
         Total current provision          4,766       2,256       6,209
                                       --------    --------    --------

    Deferred tax provision
    U.S. Federal                            -           -        18,861
    State and local                         -           -         2,555
    International                           -           -           -
                                       --------    --------    --------
         Total deferred provision           -           -        21,416
                                       --------    --------    --------
         Total provision               $  4,766    $  2,256    $ 27,625
                                       ========    ========    ========

     The provision for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 2001, 2000 and 1999 to the loss before income taxes primarily due to valuation allowances, state taxes and other permanent adjustments.

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2001 and 2000, consist of the following:

                                                          2001          2000
                                                      ----------     ----------
    Deferred income tax assets
    Current assets
      Reserves not deductible for tax purposes        $   37,959     $   14,183
                                                      ----------     ----------

    Noncurrent assets
      Net operating losses                               169,134        159,042
      Foreign tax credits                                  7,010         11,487
      Interest expense                                    47,432         44,907
      Depreciation on property and equipment              37,463          2,323
      Other                                               26,070          8,411
                                                      ----------     ----------
    Noncurrent deferred tax assets                       287,109        226,170
                                                      ----------     ----------
    Deferred tax assets before valuation allowance       325,068        240,353
    Valuation allowance                                 (268,873)      (194,153)
                                                      ----------     ----------
    Deferred tax assets                                   56,195         46,200
                                                      ----------     ----------
    Deferred income tax liabilities
    Goodwill amortization                                 56,195         46,200
                                                      ----------     ----------
    Net deferred tax assets                           $      -       $      -
                                                      ==========     ==========

                           AMF BOWLING WORLDWIDE, INC.

     Realization of deferred tax assets associated with the NOLs and foreign tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes there is risk that certain of these NOLs and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance. As discussed above, such deferred tax assets will be substantially reduced due to the income tax implications of the Chapter 11 process.

     For financial statement purposes, valuation reserves as of December 31, 2001 and 2000 offset all future tax benefits related to the recognition of net operating losses. However, certain carryforwards may be substantially reduced or eliminated upon emergence from Chapter 11 due to adjustments required by the Code related to cancellation of indebtedness income.

     Until the Effective Date, the Company was included in the consolidated federal income tax return filed by AMF Bowling. As of December 31, 2001, the Company had net operating losses of approximately $434,793 and foreign tax credits of approximately $7,010 that, absent the effects of the Plan, would carry over to future years to offset U.S. taxes. The foreign tax credits began to expire in 2001 and the NOLs would have begun to expire in 2011. The Company recorded a valuation reserve as of December 31, 2001 for $268,873 related to net operating losses, foreign tax credits and other deferred tax assets the Company may not utilize prior to their expirations. As of the Effective Date, Worldwide became the parent company of a new consolidated group for U.S. income tax return purposes.

     The NOLs would have expired as follows:

                           Year                        NOLs
                           ----                        ----
                           2011                    $     13,635
                           2012                          79,796
                           2018                          87,327
                           2019                          69,719
                           2020                         119,155
                           2021                          65,161
                                                   ------------
                                                   $    434,793
                                                   ============

     Since the Plan provides for substantial changes in Worldwide's ownership, there will also be annual limitations on the amount of federal and certain state carryforwards at the Effective Date that the Company may be able to utilize on the income tax returns filed after emergence from Chapter 11. This annual limitation is estimated to be $10,600. The annual limitation may be increased or decreased by certain transactions which result in recognition of either "built-in" gains or losses which are unrecognized gains or losses for income tax purposes existing as of the date the Company emerges from Chapter 11.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

     Centers and Products lease certain facilities and equipment under operating leases, which expire at various dates. Centers has certain ground leases, associated with several centers, which expire at various dates. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $471 in 2001, $1,838 in 2000 and $2,430 in 1999. Total rent expense under operating leases was approximately $31,030 in 2001, $34,384 in 2000 and $32,892 in 1999.

                           AMF BOWLING WORLDWIDE, INC.

     Future minimum rental payments under the operating lease agreements as of December 31, 2001 are as follows:

                        Year ending
                       December 31,
                       ------------
                           2002                    $      25,374
                           2003                           23,028
                           2004                           20,256
                           2005                           18,975
                           2006                           17,283
                        Thereafter                       129,787
                                                   -------------
                                                   $     234,703
                                                   =============

     In 2001, the Company recorded a capital lease in the amount of $1,116.

Equipment Sale Buyback Agreements and Operating Lease Guarantees

     In connection with certain equipment sales, Products offers to lenders and leasing companies outside of the U.S. a contingent buyback agreement on a portion of the debt incurred by customers to finance the purchase of the equipment. The amount outstanding related to such buyback agreements, substantially all of which were entered into prior to the Petition Date, is approximately $19,002 at February 28, 2002. If a customer defaults under an equipment loan or lease, Products may be requested to repurchase the equipment from the lender or leasing company.

     In addition, in connection with two equipment sales prior to the Petition Date, Products guaranteed the operating real estate leases for the bowling centers where the equipment was installed. The Company disputes its obligation under these arrangements. The amount to be paid during the lease periods related to such guarantees is approximately $5,100 at February 28, 2002. Should either of the guarantees be invoked, the Company has the right to take over the operation of the bowling center.

     The obligations under the buyback agreements and the operating real estate lease guarantees that were incurred prior to the Petition Date were impaired under the Plan. Therefore, the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

Litigation and Claims

     The Company emerged from Chapter 11 on March 8, 2002 and accordingly no longer operates under the constraints of Chapter 11. Under the Plan, however, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, executory contracts and unexpired leases, litigation pending in the Bankruptcy Court at the time of confirmation, litigation the Company or other parties may commence relating to the Chapter 11 proceeding, and specific matters relating to the implementation and consummation of the Plan.

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Products, in the Harbin Intermediate People's Court in Heilongjing, the People's Republic of China. Hai Heng sought to recover $3,000 to $4,000 in damages relating to equipment purchased from AMF Products. Hai Heng asserted the poor quality of the equipment entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the equipment.

                           AMF BOWLING WORLDWIDE, INC.

     In November 1998, the Intermediate Court awarded Hai Heng approximately $3,500. AMF Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court in February 1999 issued a judgment in favor of Hai Heng for approximately $2,800 and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products filed an appeal to the Supreme People's Court in Beijing, the People's Republic of China (the "Supreme Court"). The Supreme Court declined to review the case and the People's Court judgment is now final.

     AMF Products and Hai Heng have signed a settlement agreement under which the judgment of the People's Court against AMF Products will be satisfied in full by AMF Products paying Hai Heng $150 and not disputing Hai Heng's seizure of approximately $940 formerly on deposit in AMF Products' Beijing bank account. The Company has recently learned that Hai Heng has refused to complete the terms of the settlement.

     On January 19, 2001, AMF Products entered into an administrative Consent Order with the New York State Department of Environmental Conservation ("DEC"), whereby AMF Products agreed to submit an approvable engineering report and implement a schedule for installation of new control equipment and boiler upgrades and perform stacks tests to ensure compliance of its 22.8 MBtu per hour wood fired boiler with New York State air emission requirements. AMF Products also agreed to pay a $15,000 penalty of which $5,000 was suspended. AMF Products is presently negotiating an Amended Consent Order relating to the same matter, which arises from allegations by DEC that AMF Products did not comply with the schedule under the Consent Order.

     The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims and personal injury claims from customers of Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

NOTE 11. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) plan to which certain U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company matches 100% of the first 3% and 50% of the next 2% of employee contributions. Employer contributions made prior to January 1, 1999 vest on the fifth anniversary of employment. Employer contributions made subsequent to December 31, 1998 vested immediately. The amounts charged to expense under this plan were $1,927 in 2001, $1,948 in 2000 and $2,174 in 1999.

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $871 in 2001, $884 in 2000 and $875 in 1999.

NOTE 12. EQUITY

General

     Prior to the Effective Date, Worldwide was authorized to issue 100 shares of common stock, par value $0.01 per share, and all of such shares were issued and outstanding and owned by Worldwide's immediate parent, Group Holdings. On the Effective Date, such shares were cancelled and the Company's affiliation with Group Holdings ceased.

                           AMF BOWLING WORLDWIDE, INC.

     The authorized capital stock of Worldwide, as of the Effective Date, consists of 20,000,000 shares of New AMF Common Stock and 5,000,000 shares of voting preferred stock (the "Preferred Stock"), par value $0.01 per share, as reflected in the Amended and Restated Certificate of Incorporation of Worldwide.

     Under the Plan, an aggregate of 9,250,000 shares of New AMF Common Stock were issued as of the Effective Date to the Former Secured Creditors. Up to an additional 750,000 shares of New AMF Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants will be issued after the Effective Date from time to time in accordance with the terms of the Plan to the Former Unsecured Creditors in full satisfaction of their claims.

     Holders of New AMF Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders do not have cumulative voting rights. Therefore, holders of a majority of shares of New AMF Common Stock entitled to vote in any election of directors may elect all directors standing for election. Holders of New AMF Common Stock have no preemptive rights to subscribe for additional shares of New AMF Common Stock and no right to convert New AMF Common Stock into any other securities. New AMF Common Stock is not redeemable.

     The Board of Directors of Worldwide may issue the Preferred Stock and designate the terms thereof (including with respect to voting rights, dividends, liquidation preferences and conversion rights), without the need for shareholder approval. No shares of Preferred Stock are issued and outstanding.

     The Amended and Restated Certificate of Incorporation of Worldwide provides that Worldwide will not issue non-voting equity securities, as and to the extent required by Section 1123(a) and (b) of the Bankruptcy Code.

Warrants

     The Series A Warrants are intended to represent 15% of the fully diluted equity of Worldwide, giving effect to the shares issuable on the exercise of the Series A Warrants but without giving effect to the options available to be granted under Worldwide's 2002 Stock Option Plan (the "2002 Stock Option Plan"). Holders of the Series A Warrants will have the right to purchase an aggregate of 1,764,706 shares of New AMF Common Stock at an exercise price of $21.19 per share, subject to adjustment in the event of the issuance of New AMF Common Stock as a dividend or distribution on New AMF Common Stock or certain subdivisions, reclassifications and combinations of the New AMF Common Stock. The Series A warrants also will have the benefit of an adjustment mechanism designed to prevent the dilutive effect of the Series B Warrants. Through this adjustment mechanism, the number of shares of New AMF Common Stock issuable under the Series A Warrants will be increased pursuant to a formula to the extent of the shares issued under the Series B Warrants and the number of "in-the-money" Series B Warrants. The determination of whether Series B Warrants are "in-the-money" will be based solely on, and to the extent there is, the trading price of the shares as reported on a national securities exchange, the Nasdaq National Market or any comparable system on which shares of New AMF Common Stock are listed or admitted to trading. The Series A Warrants will also benefit from limited protection in connection with certain cash sales of the Company that occur within three years after the Effective Date. To qualify for this limited change of control protection, the transaction must entitle the holders of the New AMF Common Stock to receive consideration consisting of at least 95% cash, where the total consideration equals at least $625,000 minus the amount of the Company's indebtedness for borrowed money and capitalized leases outstanding immediately prior to the consummation of the transaction. If a transaction qualifies for this protection, the holders of the Series A Warrants will have the right to require Worldwide to repurchase such holders' Series A Warrants at fixed decreasing prices as specified in the Series A Warrant Agreement. The Series A Warrants will expire on March 9, 2009.

                           AMF BOWLING WORLDWIDE, INC.

     The Series B Warrants are intended to represent 12.5% of the fully diluted equity of Worldwide, giving effect to the issuance of the Warrants but without giving effect to the options available to be granted under the 2002 Stock Option Plan. Holders of the Series B Warrants will have the right to purchase an aggregate of 1,724,138 shares of New AMF Common Stock at an exercise price of $27.19 per share, subject to adjustment in the event of the issuance of New AMF Common Stock as a dividend or distribution on New AMF Common Stock or certain subdivisions, reclassifications and contributions of the New AMF Common Stock. The Series B Warrants will not have the benefit of any adjustment mechanism for the dilutive effect of the Series A Warrants comparable to the "in-the-money "protection provided to the Series A Warrants or any protection in the event of a change of control of the Company. The Series B Warrants will expire on March 9, 2009.

Stock Option Plans

     Prior to the Effective Date, certain of the Company's employees were eligible to participate in AMF Bowling's 1996 Stock Incentive Plan and 1998 Stock Incentive Plan (collectively, the "AMF Bowling Stock Incentive Plans"). AMF Bowling is a debtor in a Chapter 11 proceeding and the Company believes that AMF Bowling's stock and outstanding options are worthless. As of December 31, 2001, 3,386,770 options remained outstanding under the AMF Bowling Stock Incentive Plans. For the year ended 2001, no options were issued under the AMF Bowling Stock Incentive Plans. Options to acquire a total of 107,500 and 1,523,000 shares of AMF Bowling were issued in 2000 and 1999, respectively, under the AMF Bowling Stock Incentive Plans. The option agreements generally provided that options issued under these plans will be cancelled within 90 days after employment by AMF Bowling or an affiliate terminates. The employment of all employees participating in the plans terminated for purposes of these agreements on the Effective Date.

     In 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," and elected to account for its stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options granted under AMF Bowling's option plans been determined consistent with SFAS 123, the Company's net losses for 2001, 2000 and 1999 would have been increased to $217,883, $185,609 and $203,029, respectively.

     The 2002 Stock Option Plan became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of New AMF Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for capital adjustments as provided under the 2002 Stock Option
Plan) pursuant to stock options to be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Shares allocated to stock options granted under the 2002 Stock Option Plan that are later forfeited, expire or otherwise terminate may again be used for grants under the 2002 Stock Option Plan. The Compensation Committee is authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of awards granted under the 2002 Stock Option Plan. As of the Effective Date, the Company granted 919,282 stock options under the 2002 Stock Option Plan. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date.

     The 2002 Stock Option Plan will terminate ten years after the Effective Date. However, awards outstanding as of that date will not be affected or impaired by the termination. The Board of Directors and the Compensation Committee have authority to amend the 2002 Stock Option Plan and awards granted thereunder, subject to the terms of the 2002 Stock Option Plan.

                           AMF BOWLING WORLDWIDE, INC.

NOTE 13. JOINT VENTURES

     During 2000, the Company purchased the remaining 50% interest in one joint venture which it had previously accounted for under the equity method and sold the assets of another joint venture. The Company has no remaining joint venture investments at December 31, 2001. The Company recorded losses on these joint ventures of $524 and $18,648 as equity in the loss of such joint ventures during the years ended December 31, 2000 and 1999, respectively.

NOTE 14. GEOGRAPHIC SEGMENTS

     Information about operations for the years ended December 31, 2001, 2000 and 1999 and identifiable assets at December 31, 2001 and 2000 is presented below:

                                       Operating Revenues                                Identifiable Assets
                        ----------------------------------------------------      ---------------------------------
                            2001                2000               1999                2001               2000
                       -------------      -------------       --------------      -------------       -------------
United States          $     535,700      $     547,400       $      547,400      $   1,227,800       $   1,363,900
Australia                     40,300             44,400               54,800             90,300              98,100
Japan                         25,000             26,600               22,400             15,600              23,400
United Kingdom                50,000             52,500               54,200            144,200             147,800
Other European                39,400             39,000               36,900             30,500
Other                         23,100             21,800               39,300             35,000              88,200

Eliminations                 (18,600)           (16,700)             (22,300)             6,000               4,900
                       -------------      -------------       --------------      -------------       -------------
                       $     694,900      $     715,000       $      732,700      $   1,549,400       $   1,726,300
                       =============      =============       ==============-     =============       =============


NOTE 15. BUSINESS SEGMENTS

     The Company operates in two business segments: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                         Bowling Centers             Bowling Products
                                   --------------------------  ---------------------------
                                            Inter-     Sub-               Inter-    Sub-               Elim-
                                    U.S.   national   Total      U.S.    National   total  Corporate  inations    Total
                                  -------  -------- ---------  -------   -------- -------- --------  ---------  ---------
                                                                        (in millions)
Year ended December 31, 2001
  Revenue from unaffiliated
   customers                      $ 466.8  $ 110.3  $   577.1  $  55.2   $  62.6  $  117.8  $  -    $    -     $   694.9
  Intersegment sales                 -        -          -        13.7       4.9      18.6     -       (18.6)       -
  Operating income (loss)            18.0      4.6       22.6    (32.1)    (10.4)    (42.5)   (26.9)     1.1       (45.7)
  Identifiable assets               696.7    278.9      975.6    531.1      36.7     567.8     -         6.0     1,549.4
  Depreciation and amortization      86.5     18.9      105.4     23.9       0.9      24.8      1.3     (1.5)      130.0
  Capital expenditures               35.8      8.3       44.1      2.6       0.3       2.9      2.5      -          49.5

Year ended December 31, 2000:
  Revenue from unaffiliated
   customers                      $ 466.7  $ 113.7  $   580.4  $  68.0   $  66.6  $  134.6  $  -    $    -     $   715.0
  Intersegment sales                 -        -          -        12.7       4.0      16.7     -       (16.7)       -
  Operating income (loss)            10.4      0.1       10.5    (35.5)    (10.4)    (45.9)   (23.0)     1.4       (57.0)
  Identifiable assets               781.5    296.8    1,078.3    574.1      60.7     634.8      8.3      4.9     1,726.3
  Depreciation and amortization      88.8     22.9      111.7     23.7       1.1      24.8      1.2     (1.7)      136.0
  Capital expenditures               42.7     11.7       54.4      9.5       1.1      10.6      1.5      -          66.5

Year ended December 31, 1999:
  Revenue from unaffiliated
   customers                      $ 461.0  $ 124.7  $   585.7  $  68.1   $  78.9  $  147.0  $  -     $   -     $   732.7
  Intersegment sales                 -        -          -        18.1       4.2      22.3     -       (22.3)       -
  Operating income (loss)            11.0      8.6       19.6    (33.4)    (10.1)    (43.5)   (16.1)     1.3       (38.7)
  Identifiable assets               810.4    315.8    1,126.2    607.6      64.3     671.9      3.8      3.5     1,805.4
  Depreciation and amortization      84.2     25.2      109.4     22.2       1.4      23.6      1.3     (1.6)      132.7
  Capital expenditures               34.1      9.4       43.5      7.9       0.4       8.3      0.3      -          52.1

                           AMF BOWLING WORLDWIDE, INC.

NOTE 16. RELATED PARTIES

     Prior to the Effective Date, Goldman Sachs and its affiliates had certain interests in the Company. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of AMF Bowling. Goldman Sachs also owns 870,000 warrants to purchase shares of common stock of AMF Bowling. The warrants were issued in connection with the Acquisition at an exercise price of $0.01 per share and expire in May 2006. In addition, Goldman Sachs was the initial purchaser of the Old Subordinated Notes. Richard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling. Prior to the Effective Date, Goldman Sachs, was deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19,000 in connection with the purchase and resale of the Old Subordinated Notes in 1996. In addition, Goldman Sachs was reimbursed its expenses and is indemnified in connection with its services. The Company no longer has an affiliation with Goldman Sachs.

     Under the Old Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Goldman Sachs Credit Partners, L.P., was also a lender under the Old Credit Agreement. Total fees and reimbursable expenses payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Old Credit Agreement aggregated approximately $10,700, and such entity was reimbursed for expenses in connection with such services.

     Prior to the Petition Date, The Blackstone Group, L.P. ("Blackstone") was the beneficial owner of approximately 10% of AMF Bowling's common stock. Blackstone acted as the Company's financial adviser during Chapter 11. The Company paid Blackstone monthly retainer fees totaling approximately $4,100 during the course of its engagement and a transaction fee of $5,600 on or about March 8, 2002. In May or June, 2002, upon Bankruptcy Court approval, the Company expects to pay Blackstone approximately $1,700, which is the balance of the agreed upon transaction fee and the remaining holdback of monthly retainer fees. These amounts also include reimbursement for Blackstone's expenses incurred in connection with such services. The Company no longer has an affiliation with Blackstone.

                           AMF BOWLING WORLDWIDE, INC.

     On the Effective Date, pursuant to the Plan, Worldwide entered into a registration rights agreement (the "Registration Rights Agreement"), which provides holders of 10 percent or more of the New AMF Common Stock as of the Effective Date (the "Principal Holders") with certain rights to require Worldwide to register their shares of New AMF Common Stock, including shares issuable upon the exercise of their Warrants. No registration rights are provided with respect to the Warrants or the New Subordinated Notes or to holders of New AMF Common Stock other than the Principal Holders.

     Under the Registration Rights Agreement, Worldwide will use its reasonable best efforts to (a) register the New AMF Common Stock held by a Principal Holder upon a request by one or more Principal Holders to register New AMF Common Stock held by the Principal Holders with a market value generally of at least $25.0 million in the aggregate and (b) in connection with any registered offering of the New AMF Common Stock by Worldwide, register the New AMF Common Stock of Principal Holders that wish to sell their New AMF Common Stock in the offering. Under the terms of the Registration Rights Agreement, each Principal Holder is limited to a specified number of "demand" registrations under clause (a) above. In addition, the requests for registration are subject to other limitations and cut-backs, as set forth in the Registration Rights Agreement.

     The registration rights will not apply to New AMF Common Stock to the extent that: (a) a registration statement with respect to the sale of New AMF Common Stock has been declared effective under the Securities Act and the holders' shares of New AMF Common Stock have been disposed of under that registration statement; (b) the holders' shares of New AMF Common Stock have been disposed of under Securities Act Rule 144 or another exemption from the registration requirements of the Securities Act under which the shares of New AMF Common Stock are thereafter freely tradable without restriction under the Securities Act; or (c) the holders' shares of New AMF Common Stock may be disposed of under Rule 144 within Rule 144's volume limitations within a 90 day period or under Securities Act Rule 144(k).

                           AMF BOWLING WORLDWIDE, INC.

NOTE 17. PRO FORMA REORGANIZED BALANCE SHEET (UNAUDITED)

     The following unaudited pro forma reorganized balance sheet of the Company as of December 31, 2001 is presented for informational purposes only. It reflects the pro forma effect of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, fresh start accounting, the closing of the Exit Facility, the issuance of the New Subordinated Notes and the write-off of goodwill in accordance with SFAS 142 as if each had occurred on such date. The unaudited pro forma reorganized balance sheet should be reviewed in conjunction with the notes set forth below it. This presentation has not been audited and does not necessarily reflect the actual adjustments that will be made as of the Effective Date.

                           AMF Bowling Worldwide, INC.
                       Pro Forma Reorganized Balance Sheet
                                December 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                                           Pro Forma
                                                December 31,     Reorganization         Other              December 31,
                                                  2001 (a)        Adjustments        Adjustments              2001
                                              -------------      --------------      -----------           ------------
ASSETS
Cash and cash equivalents                     $      25,291      $                   $                     $     25,291
Accounts and notes receivable, net                   27,381                                                      27,381
Inventories                                          38,732                                                      38,732
Advances and deposits                                14,337                                                      14,337
Property and equipment, net                         685,154                              (46,293) (b)           638,861
Leasehold interests and other                        40,138            13,725 (c)        (28,510) (b)            25,353
Goodwill, net                                       718,414                             (718,414) (d)               -
                                              -------------      ------------        -----------           ------------
         Total assets                         $   1,549,447      $    $13,725        $  (793,217)          $    769,955
                                              =============      ============        ============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                              $      24,246                                                $     24,246
Accrued expenses and other                           78,450                                                      78,450
Old Credit Agreement                                616,395          (616,395)(e)                                   -
Revolver                                                               10,000 (f)                                 10,000
Term Facility                                                         290,000 (f)                                290,000
New Subordinated Notes                                                150,000 (g)                                150,000
Liabilities subject to resolution                   595,463                              (595,463)(b)                -
Other long-term debt                                  3,107                                                        3,107
Other long-term liabilities                           2,252                                                        2,252
                                              -------------      ------------        -----------           ------------
         Total liabilities                        1,319,913          (166,395)           (595,463)               558,055

Total stockholders' equity                          229,534           180,120            (197,754)               211,900
                                              -------------      ------------        -----------           ------------
Total liabilities and stockholders'
equity                                        $   1,549,447      $     13,725        $   (793,217)         $     769,955
                                              =============      ============        ============          =============


                           AMF BOWLING WORLDWIDE, INC.

Notes to Pro Forma Reorganized Balance Sheet
--------------------------------------------
(a) The historical balance sheet and the other historical financial statements and data included in these notes to Consolidated Financial Statements do not reflect the effects of fresh start accounting or SFAS 142.
(b) Reflects the application of SOP 90-7, including the write down of certain long lived assets to reflect the reorganization value upon emergence from Chapter 11.
(c)  Reflects expected fees and expenses associated with the Exit Facility.
(d) Reflects the write-off of goodwill of $718,414 in January 2002 upon application of SFAS 142.
(e) Reflects the exchange of debt outstanding under the Old Credit Agreement pursuant to the Plan.
(f)  Reflects amounts borrowed under the Exit Facility as of the Effective Date.
(g)  Reflects the issuance of the New Subordinated Notes.

                           AMF BOWLING WORLDWIDE, INC.

                        SELECTED QUARTERLY FINANCIAL DATA
                                 (in thousands)

                                                           Quarter ended
                                       -----------------------------------------------------------
                                        March 31        June 30     September 30      December 31
                                       ----------      ---------    ------------     -------------
                                                              (unaudited)
Operating Revenue               2001   $  205,700      $ 151,400    $    156,200     $     181,600
                                2000      209,500        160,700         162,100           182,700
                                1999      202,600        161,100         182,800           186,200

Operating income (loss)         2001   $   15,800      $ (34,300)   $    (32,400)    $       5,200
                                2000       23,900        (14,400)        (17,900)          (48,600)
                                1999       23,300        (13,500)        (53,500)            5,000

Net loss                        2001   $  (29,200)     $ (69,200)   $    (64,100)    $     (54,500)
                                2000       (5,600)       (46,300)        (52,200)          (77,400)
                                1999      (12,100)       (46,500)       (103,700)          (38,700)


                                  EXHIBIT INDEX

 2.1 Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (filed herewith)
 2.2 Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (1)
 3.1 Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (2)
 3.2     Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (3)
 4.1 Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 13.00% Senior Subordinated Notes due 2008. (4)
 4.2     Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).
 4.3 Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock. (5)
 4.4 Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (6)
 4.5 Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (7)
10.1 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (8)*
10.2 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (9)*
10.3 Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott. (10)*
10.4 AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000. (11)*
10.5 Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith. (12)*
10.6 Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives. (13)*
10.7 Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth. (14)*
10.8 Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits). (15)
10.9     AMF Bowling Worldwide, Inc. 2002 Stock Option Plan. (16)*
10.10 Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (filed herewith)*
10.11 Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (filed herewith)*
10.12 Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith. (filed herewith)*
10.13 Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent. (filed herewith)*
21.1     Subsidiaries of the Company. (filed herewith)
99.1 Letter from AMF Bowling Worldwide, Inc. to the Securities and Exchange Commission dated March 29, 2002 regarding the statement of assurances obtained from Arthur Andersen LLP. (filed herewith)

Notes to Exhibits:

   * Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Exhibit 4.6 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (2) Incorporated by reference to Exhibit 3.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (3) Incorporated by reference to Exhibit 3.2 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (4) Incorporated by reference to Exhibit 4.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (5) Incorporated by reference to Exhibit 4.3 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (6) Incorporated by reference to Exhibit 4.4 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (7) Incorporated by reference to Exhibit 4.5 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
 (8) Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
 (9) Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(10) Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(11) Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(12) Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(13) Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(14) Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(15) Incorporated by reference to Exhibit 10.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(16) Incorporated by reference to Exhibit 10.2 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).