Form 10-Q
period 2002-03-31
AMF BOWLING WORLDWIDE INC
filed 2002-05-15
CIK 1015535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                    FORM 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----         SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2002
                                      or

 ____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ________ to ________

                        Commission file number 001-12131

                             ------------------------

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

                              --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

     The number of shares of the Registrant's common stock issued and outstanding or issuable under the Registrant's Plan of Reorganization as of May 1, 2002 was 10,000,000 (excluding stock purchase warrants, restricted stock and stock options).

                           AMF BOWLING WORLDWIDE, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                             Page
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)..................................................   3

         Condensed Consolidated Statements of Operations (unaudited)........................................   4

         Condensed Consolidated Statements of Cash Flows (unaudited)........................................   5

         Notes to Condensed Consolidated Financial Statements...............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................................................   19

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................................   25

                                     PART II

Item 1.  Legal Proceedings..................................................................................   27

Item 2.  Changes In Securities and Use of Proceeds..........................................................   28

Item 4.  Submission of Matters to a Vote of Security Holders................................................   30

Item 6.  Exhibits and Reports on Form 8-K...................................................................   30

Signatures..................................................................................................   32

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission ("SEC") are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling Worldwide, Inc., a Delaware corporation ("Worldwide" and, together with its subsidiaries, the "Company"), including but not limited to (a) any statements contained in this report concerning: (i) the Company's ability to comply with covenants in its financing facilities, (ii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations under its financing facilities, (iii) the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations, (iv) the results of the Company's plans to improve its bowling centers operations,
(v) the results of the Company's efforts to improve its business of selling bowling equipment and products, (vi) the ability of the Company's management to execute the Company's initiatives, (vii) the results of operations of the Company's businesses, (viii) the outcome of existing or potential litigation, and (ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

         These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, particularly risks associated with the Company's recent emergence from Chapter 11, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, but not limited to: (i) the Company's ability, and the ability of its management, to implement successfully the Company's business initiatives, (ii) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (iii) the success of the Company's continuing restructuring efforts in its bowling products business,
(iv) the Company's ability to retain and attract higher quality bowling center managers and other key staff, (v) the Company's ability to implement successfully initiatives designed to improve customer traffic in its bowling centers, (vi) the Company's ability to attract and retain bowlers in its bowling centers, (vii) the risk of adverse political acts or developments in the Company's international markets, (viii) fluctuations in foreign currency exchange rates, (ix) continued or increased competition, (x) the popularity of bowling, (xi) the decline in general economic conditions, (xii) adverse judgments in pending or future litigation and (xiii) changes in interest rates.

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

Item 1.  Financial Statements

                           AMF BOWLING WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              Reorganized            Predecessor
                                                                                Company                Company
                                                                             March 31, 2002       December 31, 2001
                                                                             --------------       -----------------
                                                                              (unaudited)
    Assets
    ------
Current assets:
    Cash and cash equivalents                                            $           46,778       $          25,291
    Accounts and notes receivable, net of allowance for
        doubtful accounts of $0 and $11,543, respectively                            23,982                  27,381
    Inventories, net                                                                 47,845                  38,732
    Advances and deposits                                                            16,783                  14,337
                                                                         ------------------       ------------------
       Total current assets                                                         135,388                 105,741
Property and equipment, net and other long lived assets                             649,662                 725,292
Goodwill, net                                                                            -                  718,414
                                                                         ------------------       -----------------
      Total assets                                                       $          785,050       $       1,549,447
                                                                         ==================       =================

    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
    Accounts payable                                                     $           24,784       $          24,246
    Accrued expenses and other                                                       94,057                  78,450
    Current portion of long-term debt                                                16,563                 616,395
                                                                         ------------------       -----------------
       Total current liabilities                                                    135,404                 719,091
Long-term debt, less current portion                                                426,544                   3,107
Liabilities subject to resolution                                                     4,691                 595,463
Other long-term liabilities                                                             558                   2,252
                                                                         ------------------       -----------------
      Total liabilities                                                             567,197               1,319,913
                                                                         ------------------       -----------------
Commitments and contingencies                                                         -                         -
Stockholders' equity                                                                217,853                 229,534
                                                                         ------------------       -----------------
       Total liabilities and stockholders' equity                        $          785,050       $       1,549,447
                                                                         ==================       =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           AMF BOWLING WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (in thousands, except share data)

                                                        Reorganized
                                                           Company                    Predecessor Company
                                                       ---------------     ------------------------------------------
                                                          One month            Two months           Three months
                                                            ended                ended                   ended
                                                       March 31, 2002      February 28, 2002        March 31, 2001
                                                     --------------        -----------------        --------------
Operating revenue                                  $         67,268       $       122,886         $         205,682
                                                   ----------------       ---------------         -----------------
Operating expenses:
   Costs of goods sold                                       10,820                19,991                    42,617
   Bowling center operating expenses                         31,881                62,732                    97,403
   Selling, general, and administrative
     expenses                                                 5,017                 8,049                    12,016
   Restructuring, refinancing and other charges               2,797                   302                     4,047
   Depreciation and amortization                              7,780                17,144                    33,794
                                                   ----------------       ---------------         -----------------
     Total operating expenses                                58,295               108,218                   189,877
                                                   ----------------       ---------------         -----------------
     Operating income                                         8,973                14,668                    15,805
Nonoperating expenses (income):
   Interest expense (a)                                       4,051                 8,113                    38,398
   Other expense (income), net                                 (169)                  907                     4,450
   Interest income                                              (63)                    -                      (566)
                                                   -----------------      ----------------        -----------------
     Total nonoperating expenses, net                         3,819                 9,020                    42,282
                                                   ----------------       ---------------         -----------------
     Income (loss) before reorganization items,
       net and fresh start accounting
       adjustments                                            5,154                 5,648                   (26,477)
Reorganization items, net                                        -                 16,468                        -
Fresh start accounting adjustments                               -                 64,529                        -
                                                   ----------------       ---------------         ----------------
     Income (loss) before provision for
       income taxes, extraordinary item,
       and cumulative effect of change in
       accounting for goodwill                                5,154               (75,349)                  (26,477)
Provision for income taxes                                      457                    17                     2,756
                                                   ----------------       ---------------         -----------------
     Net income (loss) before
       extraordinary item and cumulative
       effect of change in accounting for                                                                   (29,233)
       goodwill                                               4,697               (75,366)
Extraordinary item - gain on debt discharge,
   net                                                           -                774,803                    -
Cumulative effect of change in accounting for
   goodwill                                                      -               (718,414)                   -
                                                   ----------------       ---------------         -----------------
     Net income (loss)                             $          4,697       $       (18,977)        $         (29,233)
                                                   ================       ================        =================

Basic and diluted income per share:
   Net income                                      $           0.47
                                                   ================
Average common shares                                    10,000,000
                                                   ----------------

------------------------------------
(a) From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11,500 of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           AMF BOWLING WORLDWIDE, INC.
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS
                                 (unaudited)
                               (in thousands)

                                                               Reorganized
                                                                 Company               Predecessor Company
                                                              -------------     -----------------------------------
                                                               One month            Two months        Three months
                                                                 ended                ended              ended
                                                            March 31, 2002      February 28, 2002     March 31, 2001
                                                            --------------     -----------------     ---------------
Cash flows from operating activities:
   Net income (loss)                                       $         4,697    $        (18,977)      $      (29,233)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
     Depreciation and amortization                                   7,780              17,144               33,794
     Fresh start accounting adjustments                            -                    64,529              -
     Cumulative effect of change in accounting for
     goodwill                                                      -                   718,414
     Extraordinary item - gain on debt discharge, net              -                  (774,803)             -
     Amortization of bond discount                                 -                   -                      6,525
     Gain (loss) on the sale of property and
       equipment, net                                                 (182)                (65)                  34
   Changes in assets and liabilities:
     Accounts and notes receivables, net                            (1,817)              3,179               (4,010)
     Inventories                                                    (2,658)             (6,894)               2,687
     Other assets                                                   (1,021)             (8,309)               1,315
     Accounts payable and accrued expenses                           1,249              18,709              (11,739)
     Other long-term liabilities                                        38                (706)                (724)
                                                           ---------------    ----------------       ---------------
     Net cash (used in) provided by operating
       activities                                                    8,086              12,221               (1,351)
                                                           ---------------    ----------------       ---------------
Cash flows from investing activities:
   Purchases of property and equipment                              (2,550)             (2,509)              (5,039)
   Proceeds from the sale of property and equipment                      1             -                         93
                                                           ---------------    ----------------       --------------
     Net cash used in investing activities                          (2,549)             (2,509)              (4,946)
                                                           ----------------   -----------------      ---------------

Cash flows from financing activities:
   Repayment under Bank Debt                                       -                  (436,700)             -
   Borrowing under Term Facility                                   -                   290,000              -
   Borrowing under New Subordinated Notes                          -                   150,000              -
   Borrowing (repayment) under Revolver                            (10,000)             10,000              -
                                                           ----------------   ----------------       ---------------
     Net cash provided by (used in) financing
       activities                                                  (10,000)             13,300              -
Effect of exchange rates on cash                                     1,147               1,791                2,438
                                                           ----------------   ----------------       --------------
   Net increase (decrease) in cash                                  (3,316)             24,803               (3,859)
Cash and cash equivalents at beginning of period                    50,094              25,291               46,759
                                                           ----------------   ----------------       --------------
     Cash and cash equivalents at end of period            $        46,778    $         50,094       $       42,900
                                                           ================   ================       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           AMF BOWLING WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except share data and Note 13)
                                  (unaudited)

NOTE 1.  BUSINESS DESCRIPTION - ORGANIZATION, CHAPTER 11 AND EMERGENCE

ORGANIZATION

         The Company is engaged in two business segments: (i) the operation of bowling centers throughout the United States ("U.S.") and internationally ("Centers") and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other allied products, including bowling balls, bags and shoes ("Products"). The principal customers for bowling equipment are bowling center operators. Products' revenue consists of two major sales categories: (a) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center) and (b) Modernization and Consumer Products (modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products used in the operation of a bowling center and resale products for bowlers). In addition, Products refurbishes and sells used pinspotters. Combined with new automatic scoring, lanes, bowler seating and other components, these used pinspotters are sold as factory certified packages. Revenue from sales of factory certified packages is included in the NCP category. The Company also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables.

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

CHAPTER 11 AND EMERGENCE

         GENERAL

         On July 2, 2001 (the "Petition Date"), Worldwide (as it existed prior to March 8, 2002, the "Predecessor Company") and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. Subsequent to the Petition Date, AMF Bowling, Inc. ("AMF Bowling") the Company's former indirect parent, filed a separate petition for relief under Chapter 11.

         On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the "Plan") of the Debtors. The Plan became effective March 8, 2002 (the "Effective Date"), which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the "New Credit Agreement"). Worldwide also entered into an indenture dated as of March 8, 2002 (the "New Indenture") providing for the issuance of $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the "New Subordinated Notes").

         Pursuant to the Plan, as of the Effective Date, the Predecessor Company's senior secured credit agreement, dated May 1, 1996, as amended and restated (the "Old Credit Agreement"), its 10 7/8% Series B Senior Subordinated Notes due 2006 (the "Old Senior Subordinated Notes") and its 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (the "Old Senior Subordinated Discount Notes," and collectively with the Old Senior

                         AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Subordinated Notes, the "Old Subordinated Notes") and substantially all of the Predecessor Company's other pre-petition indebtedness were discharged and terminated.

         On the Effective Date, the Company (as it existed on and after March 8, 2002, the "Reorganized Company") borrowed $290,000 under a term facility (the "Term Facility") and $10,000 under a $60,000 revolving credit facility (the "Revolver" and, collectively with the Term Facility, the "Exit Facility") provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the $10,000 borrowing under the Revolver was repaid. The Revolver remains available for the Reorganized Company's working capital and general corporate needs, subject to customary borrowing conditions.

         Pursuant to the Plan, on the Effective Date, the shares of common stock of Worldwide formerly held by its former direct parent, AMF Group Holdings Inc. ("Group Holdings"), were cancelled. Worldwide issued 9,250,000 shares of new common stock, $0.01 par value (the "New AMF Common Stock") and $150,000 in New Subordinated Notes and paid $286,700 in cash to Worldwide's former senior secured creditors (the "Former Secured Creditors") in full satisfaction of their claims.

         On April 29, 2002, Worldwide distributed to the holders of the Old Subordinated Notes 705,515 shares of New AMF Common Stock, 1,660,036 Series A Warrants (the "Series A Warrants") and 1,621,874 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Warrants") in full satisfaction of their claims. In addition, Worldwide will distribute to the Debtors' remaining former unsecured creditors (the "Remaining Former Unsecured Creditors") up to 44,485 shares of New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants in full satisfaction of their claims. Distributions of these securities will occur from time to time pursuant to and in accordance with the terms of the Plan. Worldwide is not required to make any cash distribution to the Remaining Former Unsecured Creditors. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Remaining Former Unsecured Creditors is contingent upon the resolution of their individual claims in the Bankruptcy Court. See "Note 12. "Equity" for additional information regarding the New AMF Common Stock and the Warrants.

         AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings. The Reorganized Company no longer has any affiliation with either AMF Bowling or Group Holdings and the New AMF Common Stock, which represents the equity ownership of Worldwide, is distinct from the shares of common stock of AMF Bowling that remain outstanding at this time. Management of Worldwide understands that AMF Bowling has filed a liquidating Chapter 11 plan.

NOTE 2.  BASIS OF PRESENTATION

         The Company's interim condensed consolidated financial statements presented in this Form 10-Q are unaudited and for the two months ended February 28, 2002 have been prepared in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

         Although the Effective Date of the Plan was March 8, 2002, the consummation of the Plan has been reflected as of February 28, 2002, the end of the Company's most recent fiscal month prior to the Effective Date. As a result of the application of fresh start accounting at February 28, 2002, the Company's financial results during the three months ended March 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented. The

                            AMF BOWLING WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Reorganized Company's financial statements are not comparable with the Predecessor Company's financial statements.

         The following table describes the periods presented in these condensed consolidated financial statements and related notes thereto and in the Management's Discussion and Analysis of Financial Condition and Results of
Operations:

                       Period                                          Referred to as
                       ------                                          --------------
Results for the Reorganized Company
     from March 1, 2002 through March 31, 2002            "Reorganized Company 2002 One Month"
Results for the Predecessor Company
     from January 1, 2002 through February 28, 2002       "Predecessor Company 2002 Two Months"
Results for the Predecessor Company
     from January 1, 2001 through March 31, 2001          "2001 First Quarter"
Combined Reorganized Company 2002
     One Month and Predecessor Company
     2002 Two Months                                      "2002 First Quarter"

         The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

         In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. Adjustments include those of a normal recurring nature, except those relating to fresh start accounting, the change in accounting for goodwill and gain on debt discharge, which are more fully discussed in these notes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. All significant intercompany balances and transactions have been eliminated in the accompanying interim condensed consolidated financial statements.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Predecessor Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 3.  FRESH START ACCOUNTING

         In connection with the Company's emergence from Chapter 11, the Reorganized Company applied fresh start accounting in accordance with SOP 90-7. Under SOP 90-7, the reorganization value of the Reorganized Company, which was established for purposes of the Plan, was allocated to its assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and its liabilities were stated at their present values.

                            AMF BOWLING WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                      Reorganized Condensed Consolidated Balance Sheet
                                                      February 28, 2002

                                                   Before
                                                Consummation                                                    Reorganized
                                                of the Plan                                                      Company
                                                February 28,       Reorganization             Other            February 28,
                                                    2002 (a)         Adjustments           Adjustments             2002
                                              ------------------   ---------------       ---------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents                  $      48,537      $      1,557    (d)  $                        $       50,094
   Accounts and notes receivable, net                23,376                                                            23,376
   Inventories, net                                  45,121                                                            45,121
   Advances and deposits                             14,952                                                            14,952
                                              -------------      ------------         -------------            --------------
     Total current assets                           131,986             1,557                  -                      133,543
Property and equipment, net and other
   long lived assets                                706,793            11,743    (d)        (64,529)  (b)             654,007
                                              -------------      ------------         -------------            --------------
     Total assets                             $     838,779      $     13,300         $     (64,529)           $      787,550
                                              =============      ============         ==============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $      21,424                                                    $       21,424
   Accrued expenses and other                        95,891                                                            95,891
   Current portion of long-term debt                616,395          (616,395)  (c)
                                                                       10,000   (d)                                    10,000
                                              -------------      ------------         -------------            --------------
     Total current liabilities                      733,710          (606,395)                                        127,315
Long-term debt, less current portion                  3,107           440,000   (d)                                   443,107
Liabilities subject to resolution                   599,799                                (595,108)  (b)               4,691
Other long-term liabilities                             537                                                               537
                                              -------------      ------------         -------------            --------------
     Total liabilities                            1,337,153          (166,395)             (595,108)                  575,650
                                              -------------      ------------         -------------            --------------
Commitments and contingencies                             -                                                             -
Total stockholders' equity                         (498,374)          179,695               530,579                   211,900
                                              -------------      ------------         -------------            --------------
     Total liabilities and stockholders'
         equity                               $     838,779      $     13,300         $     (64,529)           $      787,550
                                              ==============     ============         ==============           ==============

---------------------------------
(a) The historical balance sheet and the other historical financial statements and data relating to the Predecessor Company included in this Form 10-Q do not reflect the effects of fresh start accounting.
(b) Reflects the application of SOP 90-7, including debt extinguishment and the write-down of certain long lived assets to reflect the reorganization value, which is the enterprise value of the Company for purposes of the Plan, upon emergence from Chapter 11.
(c) Reflects the exchange of debt outstanding under the Old Credit Agreement pursuant to the Plan.
(d) Reflects amounts borrowed under the Exit Facility and the issuance of the New Subordinated Notes. Amounts recorded in property and equipment, net and other long lived assets include the deferred financing costs associated with the Exit Facility.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 4.  SIGNIFICANT ACCOUNTING POLICIES

Goodwill

         Goodwill represents the excess of the purchase price of acquisitions over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Through December 31, 2001, goodwill was being amortized over 40 years. Amortization expense was $5,216 for the 2001 First Quarter. Accumulated amortization of goodwill was $116,433 at December 31, 2001.

         Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which specifies goodwill and certain intangible assets will no longer be amortized, but will be subject to periodic impairment testing. In conjunction with the adoption of SFAS No. 142, the Company wrote off $718,414 of goodwill. The write off of goodwill is shown as a cumulative effect of change in accounting for goodwill in the Predecessor Company 2002 Two Months.

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

Comprehensive Loss

         Comprehensive income (loss) was $5,953, $(18,977) and $(36,838) for the Reorganized Company 2002 One Month, the Predecessor Company 2002 Two Months and the 2001 First Quarter, respectively. Accumulated other comprehensive income
(loss) of $1,256 and $(36,004) at March 31, 2002 and December 31, 2001,
respectively, is included in stockholders' equity and consists of the foreign currency translation adjustment.

Reclassifications

         Certain previously reported amounts have been reclassified to conform to the current year presentation.

NOTE 5.  INVENTORIES, NET

         Inventories, net at March 31, 2002 and December 31, 2001, consist of:

                                                   Reorganized            Predecessor
                                                     Company                Company
                                                 March 31, 2002        December 31, 2001
                                                 --------------        -----------------
Products, at FIFO:
  Raw materials                               $          8,109       $          7,648
  Work in progress                                       4,461                  1,943
  Finished goods and spare parts                        26,244                 20,351
Centers, at average cost:
  Merchandise and spare parts                            9,031                  8,790
                                              ----------------       ----------------
                                              $         47,845       $         38,732
                                              ================       ================

NOTE 6.  PROPERTY AND EQUIPMENT, NET AND OTHER LONG LIVED ASSETS

         As part of fresh start accounting, the Reorganized Company is required to revalue its noncurrent assets, including land, building and improvements and equipment, furniture and fixtures as of February 28, 2002. In addition, for accounting purposes, all accumulated depreciation and amortization as of that date was eliminated. The Reorganized Company has not completed the revaluation at this time; however, it believes the completion will have no effect on the total value of property and equipment, net and other long lived assets as of March 31, 2002. Property and equipment, net at December 31, 2001 consisted of: land, $131,188; building and improvements,

                          AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

$376,958; equipment, furniture and fixtures, $627,605; and other, $2,863; all reduced by accumulated depreciation and amortization of $453,460. In addition, other long lived assets were $40,138 at December 31, 2001.

         Depreciation expense for the Reorganized Company 2002 One Month, the Predecessor Company 2002 Two Months and the 2001 First Quarter was $7,780, $17,144 and $28,578, respectively.

NOTE 7.  LONG-TERM DEBT

         As discussed in "Note 1. Business Description - Organization, Chapter 11 and Emergence," on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11. As further discussed in Note 1, upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

NEW CREDIT AGREEMENT

         As of February 28, 2002, the Company entered into the New Credit Agreement that consists of the $290,000 Term Facility maturing in February, 2008 and the $60,000 Revolver maturing in February, 2007. On the Effective Date, the Company borrowed $10,000 under the Revolver, which amount has been repaid. Outstanding borrowings under the Term Facility bear interest equal to either the London Interbank Offered Rate ("LIBOR") plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the New Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company's option depending on certain financial ratios. Outstanding borrowings under the Revolver bear interest equal to LIBOR plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company's option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The New Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the New Credit Agreement, with a final principal payment of $150,000 due on February 28, 2008. The New Credit Agreement also requires interest payments not less than quarterly and an annual mandatory prepayment based on a percentage of free cash flow, ranging from 25-75%, as specified in the New Credit Agreement. Repayment is also required in amounts specified in the New Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds. The obligations of Worldwide under the New Credit Agreement are secured by substantially all of the Company's U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company's U.S. subsidiaries have guaranteed, or are directly obligated on, the New Credit Agreement. The New Credit Agreement contains certain events of default including cross default provisions.

NEW SUBORDINATED NOTES

         As of the Effective Date and pursuant to the Plan, the Company issued $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due September 2008 with interest payable semi-annually. The New Subordinated Notes were issued pursuant to the New Indenture. The New Subordinated Notes are expressly subordinated to the payment of the New Credit Agreement and any other senior indebtedness of the Company; contain affirmative and negative covenants generally no more restrictive than those contained in the New Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries of the Company. Subject to certain exceptions, the New Subordinated Notes may not be redeemed at the Company's option before March 1, 2005. Thereafter, the New Subordinated Notes are redeemable in the manner provided in the New Indenture at redemption prices equal to 106.50% during the 12 month period beginning March 1, 2005, 103.25% during the 12 month period beginning March 1, 2006 and 100.00% beginning on March 1, 2007 and thereafter. Upon the occurrence of both a change of control of the Company (as defined in the New Indenture) and a ratings decline (as defined in the New Indenture), the Company is required to offer to purchase the New Subordinated Notes at 101.00% of their principal amount, plus accrued interest, and has the option to redeem the New Subordinated Notes at 110.00% of their principal amount, plus accrued interest.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

DIP LOAN

         During the Chapter 11 proceeding, the Debtors had a $75,000 debtor-in-possession financing facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A. ("Citibank"), as Collateral Agent and Administrative Agent. The DIP Loan permitted the Debtors to borrow up to $75,000 from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. There were no amounts outstanding under the DIP Loan between December 31, 2001 and the Effective Date and the DIP Loan was terminated on the Effective Date. Borrowings under the DIP Loan bore interest at a rate of 1.50% over Citibank's customary base rate or, at the Company's option, 2.50% over LIBOR.

PREPETITION BANK DEBT

         The Company's indebtedness under the Old Credit Agreement consisted of a $255,000 senior secured revolving credit facility (the "Bank Facility") and $365,100 senior secured term loan facilities (the "Term Facilities" and collectively with the Bank Facility, the "Bank Debt").

         The Old Credit Agreement was terminated and the Bank Debt was satisfied upon the Company's emergence from Chapter 11. As a result of the default under the Bank Debt that existed prior to the Petition Date, the Company paid interest to the Former Secured Creditors at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75%. The interest rates included a 2% increment for default interest from January 1, 2001 until the Petition Date. After the Petition Date, the Company did not pay the 2% increment for default interest. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest was included in the Former Secured Creditors' allowed claim and satisfied under the Plan. Prior to cancellation on the Effective Date, the interest rates on the components of the Bank Debt ranged from 7.50% to 8.50%. During 2001 and through the Effective Date, no principal payments were made on the Bank Debt.

         The Company's long-term debt at March 31, 2002 and December 31, 2001, consists of:

                                                     Reorganized             Predecessor
                                                       Company                 Company
                                                   March 31, 2002         December 31, 2001
                                                   --------------         -----------------
Bank Debt (a)                                  $             -          $          616,395
Revolver (b)                                                 -                       -
Term Facility                                               290,000                  -
New Subordinated Notes                                      150,000                  -
Mortgage and equipment notes (c)                              3,107                  3,107
                                               --------------------     ------------------
     Total debt                                             443,107                619,502
Current maturities                                           16,563                616,395
                                               --------------------     ------------------
     Total long-term debt                      $            426,544     $            3,107
                                               ====================     ==================

---------------------------
(a)           The Bank Debt is the amount owed under the Old Credit Agreement.
              The Bank Debt was fully secured, was satisfied for the amount reported, and therefore reported separately and not included in liabilities subject to resolution.
(b) As of March 31, 2002, there was $55,359 available for borrowing under the Revolver, with no amounts outstanding and $4,641 of issued but undrawn standby letters of credit.
(c) Represents debt under one mortgage note and one capitalized equipment lease. The amounts were fully secured and reinstated as senior debt under the Plan.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

INTEREST EXPENSE

         As of the Petition Date, the Predecessor Company discontinued accruing interest on certain prepetition debt that management believed would receive little, if any, distribution under the Plan (primarily the Old Subordinated Notes). If such interest had been accrued from January 1, 2002 through the Effective Date, interest expense for the Predecessor Company 2002 Two Months would have been approximately $11,500 higher than the amount reported.

NOTE 8.  LIABILITIES SUBJECT TO RESOLUTION

         Liabilities subject to resolution in the Chapter 11 at December 31, 2001, consist of:

                                                          Predecessor Company
                                                           December 31, 2001
                                                          --------------------
Old Senior Subordinated Notes                               $       250,000
Old Senior Subordinated Discount Notes                              277,000
Unpaid interest                                                      45,014
Accounts payable and other                                           23,449
                                                            ---------------
                                                            $       595,463
                                                            ===============

NOTE 9.  REORGANIZATION ITEMS, NET AND OTHER CHARGES

         Reorganization items, net for the Predecessor Company 2002 Two Months consist of:

                                                          Predecessor Company
                                                           February 28, 2002
                                                          -------------------
Professional fees                                           $        10,303
Claims settlement (a)                                                 4,757
Other                                                                 1,408
                                                            ---------------
                                                            $        16,468
                                                            ===============

------------------------------------
(a) Includes estimated amounts for settlement of tax and administrative claims and prepetition claims and the associated legal fees.

         The above reorganization items include cash paid during the Predecessor Company 2002 Two Months for professional fees and other of $3,905 and $148, respectively.

REFINANCING COSTS

         During the 2001 First Quarter, the Predecessor Company recorded approximately $4,047 of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.

RESTRUCTURING CHARGES

         In the Reorganized Company 2002 One Month, the Company recorded charges necessary for Products to move from a direct presence in The People's Republic of China, Hong Kong and India to a presence through distributors. The charges, excluding compensation amounts, were approximately $2,515 and related to costs associated with doing business on a direct basis in these countries. The Reorganized Company will record a charge of approximately $500 in the three months ended June 30, 2002, related to compensation costs in connection with the move to distributors.

         The Company continues to review its international operations in Products and Centers and continues to pursue its restructuring efforts in Products. The review of international operations includes the Company's structure and commitments. While management of the Company cannot at this time predict the outcome or results, if any, of these efforts and whether any additional restructuring or other charges may be necessary, management presently believes that such review and restructuring efforts will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurances in this regard.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

OTHER CHARGES

         The Company recorded asset impairment charges of approximately $282 in the Reorganized Company 2002 One Month. These charges relate to the Company's moving to distributors in The People's Republic of China, Hong Kong and India. The asset impairment charges in the 2001 First Quarter related to under-performing bowling centers that were subsequently closed. For this calculation, fair market value is generally determined based on the average sales proceeds from previous sales of closed bowling centers.

NOTE 10.  INCOME TAXES

         The Company is projecting a net loss from its U.S. business activities in its current tax year. The Company intends to fully reserve the net deferred tax asset created during the current tax year in its U.S. business activities. Therefore, the Company anticipates that its effective tax rate for its U.S. business activities will be 0% and, accordingly, the Company has not recorded a provision for income taxes for its U.S. business activities in the Reorganized Company 2002 One Month. The provision for income taxes as recorded relates to certain international business activities.

         The Company will be included in the consolidated federal and certain consolidated state income tax returns of its former parent, AMF Bowling, through March 8, 2002. There are uncertainties with respect to the application of certain elections to be made in connection with such returns. These elections will be made at the time such tax returns are filed. There can be no assurances that the Internal Revenue Service or state taxing authorities will agree with the elections made. Accordingly, any net operating losses ("NOLs") and tax credits available to the Company may be substantially reduced or even eliminated by the failure of the Internal Revenue Service or state taxing authorities to agree with such elections. The income tax attributes of other assets may also be reduced. To the extent the asset basis is reduced for income tax purposes, depreciation or amortization of assets will also be reduced and, as a result, the sale or other disposition of such assets may result in a greater tax.

         Realization of deferred tax assets associated with the NOLs and foreign tax credit carryforwards is dependent on generating sufficient taxable income prior to their expiration. Management believes there is risk that a portion of the NOLs and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance. As discussed below, such deferred tax assets will be substantially reduced due to the income tax implications of the Chapter 11 proceeding.

         The Company must generally reduce its tax attributes, such as NOLs, tax credits, capital loss carryforwards and tax basis in its assets, by any cancellation of indebtedness ("COI") income realized. COI income is the amount by which the indebtedness discharged in the Chapter 11 proceeding exceeds the cost and the fair market value assigned to property. These circumstances will result in a substantial reduction of the NOL's and tax credit carryforwards which would have otherwise been available.

         Since the Plan provides for substantial changes in Worldwide's ownership, there will also be annual limitations on the amount of federal and certain state carryforwards on the Effective Date that the Company may be able to utilize on the income tax returns filed in the future. This annual limitation is estimated to be $10,600. The annual limitation may be increased or decreased by certain transactions that result in recognition of either "built-in" gains or losses, which are unrecognized gains or losses for income tax purposes existing as of the Effective Date.

         For financial statement purposes, valuation reserves as of March 31, 2002 and December 31, 2001 offset all future tax benefits related to the recognition of net operating losses. However, certain carryforwards may be substantially reduced or eliminated upon emergence from Chapter 11 due to adjustments required by the Code related to COI income.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES

EQUIPMENT SALE BUYBACK AGREEMENTS AND OPERATING LEASE GUARANTEES

         In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment buyback agreement. The buyback price under such agreements is a portion of the debt incurred by customers to finance the purchase of the equipment. The amount outstanding related to buyback agreements, substantially all of which were entered into prior to the Petition Date, is approximately $18,730 at March 31, 2002. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the buyback price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

         In addition, in connection with two equipment sales prior to the Petition Date, AMF Products guaranteed the operating real estate leases for the bowling centers in Germany where the equipment was installed. The Company disputes its obligation under these arrangements. The amount to be paid during the lease periods related to such guarantees is approximately $5,015 at March 31, 2002. If either of the guarantees is successfully invoked, AMF Products is obligated to take over the operation of the bowling center.

         The obligations under the buyback agreements and the operating real estate lease guarantees that were incurred prior to the Petition Date were impaired under the Plan. Therefore, management believes the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

         From time to time, customers default on their obligations to lenders and leasing companies that are beneficiaries of buy back agreements and operating lease guarantees and the Company expects that in the future, if defaults occur, beneficiaries may attempt to enforce the agreements and guarantees against AMF Products.

ASSET SALES

         From time to time, in connection with the closing of bowling centers or whenever there is a commercially attractive offer to buy the real estate on which a bowling center is being operated, the Company attempts to sell such assets. In addition, in the course of its business, the Company has parcels of excess real estate that it attempts to sell.

         At the present time, the Company has five contracts to sell excess real estate and equipment in the U.S. and one contract to sell the land and building associated with an operating bowling center in the United Kingdom. The aggregate purchase price under the six contracts is approximately $7,000. The Company expects these contracts, which are subject to customary terms and contingencies, to close prior to the end of July 2002. However, there can be no assurance that the terms and contingencies will be satisfied or that the closings will occur.

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

                             AMF BOWLING WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

         On January 19, 2001, AMF Products entered into an administrative Consent Order with the New York State Department of Environmental Conservation ("DEC"), whereby AMF Products agreed to submit an approvable engineering report and implement a schedule for installation of new control equipment and boiler upgrades and perform stacks tests to ensure compliance of its 22.8 MBtu per hour wood fired boiler with New York State air emission requirements. AMF Products also agreed to pay a $15 penalty of which $5 was suspended. On April 17, 2002, AMF Products and DEC entered into an Amended Consent Order relating to the same matter, which resolved allegations by DEC that AMF Products did not comply with the schedule under the Consent Order. The Amended Consent Order increased the penalty from the original $15 to $50 with $40 being suspended. This $40 will be extinguished when AMF Products fulfills its obligations under the Amended Consent Order. The Amended Consent Order provides an extended schedule for submission of the approvable engineering report and for the installation of new control equipment and boiler upgrades and the performance of stack tests.

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

         AMF Products recently began a review of claims and other legal matters outside of the U.S. involving AMF Products and related to the sale of NCPs and other bowling equipment. This review is ongoing and at this time has revealed that customers in Germany have raised product quality and shipping issues, either in response to collection lawsuits or in suits initiated by customers against AMF Products. Management of the Company cannot predict the outcome of such claims and other legal matters or whether they will have a material adverse impact on the Company's financial position or results of operations.

NOTE 12.  EQUITY

         The Company's equity at March 31, 2002 and December 31, 2001, consists of:

                                                               Reorganized Company           Predecessor Company
                                                                  March 31, 2002              December 31, 2001
                                                           ---------------------------     --------------------
Common Stock                                                    $              100            $            -
Paid-in capital                                                            211,800                    1,047,529
Retained earnings (deficit)                                                  4,697                     (781,991)
Accumulated other comprehensive income (loss)                                1,256                      (36,004)
                                                                ------------------            -----------------
                                                                $          217,853            $         229,534
                                                                ==================            =================

         The authorized capital stock of Worldwide, after the Effective Date, consists of 20,000,000 shares of New AMF Common Stock and 5,000,000 shares of voting preferred stock (the "Preferred Stock"), par value $0.01 per share.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

         At March 31, 2002, the Common Stock reflects all of the shares that will ultimately be issued in connection with the Plan. There were 9,250,000 shares outstanding on the Effective Date. The remaining shares of New AMF Common Stock will be issued as claims are resolved in accordance with the Plan.

         Prior to the Effective Date, Worldwide had 100 shares of common stock, par value $0.01 per share, issued and outstanding. These shares were owned by Worldwide's former direct parent, Group Holdings. On March 8, 2002, such shares were cancelled and the Reorganized Company's affiliation with Group Holdings ceased.

         In conjunction with fresh start accounting, the historical amount of common stock, paid-in capital, deficit and accumulated other comprehensive loss were eliminated as of February 28, 2002.

         Under the Plan, an aggregate of 9,250,000 shares of New AMF Common Stock were issued as of the Effective Date to the Former Secured Creditors. On April 29, 2002, Worldwide issued an aggregate 705,515 shares of New AMF Common Stock, 1,660,036 Series A Warrants and 1,621,874 Series B Warrants to the holders of the Old Subordinated Notes. An additional 44,485 shares of New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants will be issued from time to time in accordance with the terms of the Plan to the Remaining Former Unsecured Creditors in full satisfaction of their claims.

         Worldwide adopted a 2002 Stock Option Plan (the "2002 Stock Option Plan") that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of New AMF Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for changes in the Company's capital structure as provided under the 2002 Stock Option Plan) pursuant to stock options that may be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Worldwide's Compensation Committee is authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of awards granted under the 2002 Stock Option Plan. As of the Effective Date, Worldwide granted 919,282 stock options under the 2002 Stock Option Plan. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date.

         As of the Effective Date, the Chief Executive Officer was granted a restricted stock award of 153,282 shares of New AMF Common Stock. The grant is subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares vest after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. If his employment is terminated by Worldwide other than for Cause (as defined in the Restricted Stock Award Agreement) or he terminates his employment for Good Reason (as also defined in the agreement) before the first anniversary of the Effective Date, he will become immediately vested in one-third of the shares subject to the award. If such termination occurs after the first anniversary of the Effective Date but before all of the shares have become vested, he will become vested in a pro-rated portion of one-third of the shares subject to the award (based on the number of days that have elapsed since the most recent anniversary of the Effective Date). Compensation expense of approximately $3,248 associated with the restricted stock will be recorded over the vesting period.

                            AMF BOWLING WORLDWIDE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 13.  BUSINESS SEGMENTS

         The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations is presented below (in millions):

                                                                  Reorganized Company
                                                                One Month ended March 31, 2002
                                --------------------------------------------------------------------------------------------------
                                            Centers                       Products
                                -----------------------------   -----------------------------
                                           Inter-       Sub-              Inter-      Sub-
                                  U.S.    national     Total     U.S.    national     total     Corporate    Eliminations    Total
                                  ---     --------     -----     ---     --------     ----      --------     ------------    -----
Revenue from unaffiliated
customers                      $  50.7    $  9.2    $  59.9   $  5.2     $  2.2      $  7.4       $  -          $  -        $  67.3
Intersegment sales                   -         -          -      0.2        1.4         1.6          -            (1.6)          -
Operating income (loss)           13.4       1.2       14.6     (1.1)      (2.8)       (3.9)       (1.8)           0.1          9.0
Total assets                     536.0      96.0      632.0     77.3       41.0       118.3        28.4            6.4        785.1
Depreciation and amortization      6.5       0.9        7.4      0.4         -          0.4         0.1           (0.1)         7.8
Capital expenditures               1.6       0.5        2.1      0.2         -          0.2         0.3             -           2.6






                                                                  Predecessor Company
                                                            Two Months ended February 28, 2002
                                --------------------------------------------------------------------------------------------------
                                              Centers                        Products
                                -----------------------------   -----------------------------
                                           Inter-       Sub-              Inter-      Sub-
                                  U.S.    national     Total     U.S.    national     total     Corporate    Eliminations    Total
                                  ---     --------     -----     ---     --------     ----      --------     ------------    -----
Revenue from unaffiliated
customers                      $  93.1    $ 18.2    $ 111.3   $  6.5     $  5.0      $ 11.5       $  -          $  -        $ 122.9
Intersegment sales                   -         -          -      0.5        1.7         2.2          -            (2.2)          -
Operating income (loss)           19.0       1.7       20.7     (2.9)         -        (2.9)       (3.3)           0.2         14.7
Total assets                     538.5      92.6      631.1     79.4       33.8       113.2        37.1            6.2        787.6
Depreciation and amortization     13.6       2.2       15.8      1.3        0.1         1.4         0.1           (0.2)        17.1
Capital expenditures               1.1       0.5        1.6      0.4        0.1         0.5         0.4             -           2.5




                                                                  Predecessor Company
                                                            Three Months ended March 31, 2002
                                --------------------------------------------------------------------------------------------------
                                              Centers                        Products
                                -----------------------------   -----------------------------
                                           Inter-       Sub-              Inter-      Sub-
                                  U.S.    national     Total     U.S.    national     total     Corporate    Eliminations    Total
                                  ---     --------     -----     ---     --------     ----      --------     ------------    -----
Revenue from unaffiliated
customers                      $ 145.7    $ 28.4    $ 174.1   $ 11.8     $ 19.8      $ 31.6       $  -          $  -        $ 205.7
Intersegment sales                   -         -          -      3.0        0.9         3.9          -            (3.9)          -
Operating income (loss)           27.9       1.5       29.4     (7.2)      (0.1)       (7.3)       (6.6)           0.3         15.8
Total assets                     749.2     285.2    1,034.4    567.4       62.4       629.8        13.1            5.4      1,682.7
Depreciation and amortization     22.1       5.5       27.6      6.1        0.2         6.3         0.3           (0.3)        33.8
Capital expenditures               3.0       1.4        4.4      0.3        0.3         0.6          -              -           5.0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 AND EMERGENCE

         On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. Subsequent to the Petition Date, AMF Bowling, the Company's former indirect parent, filed a separate petition for relief under Chapter 11.

         On February 1, 2002, the Bankruptcy Court confirmed the Plan of the Debtors. The Plan became effective March 8, 2002, which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into the New Credit Agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders. Worldwide also entered into the New Indenture providing for the issuance of the New Subordinated Notes. Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company's other pre-petition indebtedness were discharged and terminated.

         As of February 28, 2002, the Reorganized Company reflected the borrowing of $290.0 million under the Term Facility and $10.0 million under the Revolver provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequently, the outstanding $10.0 million borrowing under the Revolver was repaid. The Revolver remains available for the Reorganized Company's working capital and general corporate needs, subject to customary borrowing conditions.

         Pursuant to the Plan, on March 8, 2002, the shares of common stock of Worldwide formerly held by Group Holdings were cancelled. Worldwide issued 9,250,000 shares of New AMF Common Stock and $150.0 million in New Subordinated Notes and paid $286.7 million in cash to the Former Secured Creditors in full satisfaction of their claims.

         On April 29, 2002, Worldwide distributed to the holders of the Old Subordinated Notes 705,515 shares of New AMF Common Stock, 1,660,036 Series A Warrants and 1,621,874 Series B Warrants in full satisfaction of their claims. In addition, Worldwide will distribute to the Remaining Former Unsecured Creditors up to 44,485 shares of New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants in full satisfaction of their claims. Distributions of these securities will occur from time to time pursuant to and in accordance with the terms of the Plan. Worldwide is not required to make any cash distribution to the Remaining Former Unsecured Creditors. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Remaining Former Unsecured Creditors is contingent upon the resolution of their individual claims in the Bankruptcy Court.

         AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings. The Reorganized Company no longer has any affiliation with either AMF Bowling or Group Holdings and the New AMF Common Stock, which represents the equity ownership of Worldwide, is distinct from the shares of common stock of AMF Bowling that remain outstanding at this time. Management of Worldwide understands that AMF Bowling has filed a liquidating Chapter 11 plan.

BACKGROUND

         To facilitate a meaningful comparison, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers and Products separately.

         The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the 2002 First Quarter versus the 2001 First Quarter reflect the closing of three centers and the opening of one center.

         The following discussion should be read in conjunction with the interim condensed consolidated financial statements of the Company and the notes thereto set forth in this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding.

         The results discussed below include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, provision for income taxes, depreciation and amortization, restructuring refinancing and other charges, and reorganization items, net. EBITDA information is included because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.

                                                     Reorganized Company                     Predecessor Company
                                           ------------------------------------    ----------------------------------------
                                            Three months ended  One month ended     Two months ended    Three months ended
                                            March 31, 2002 (a)   March 31, 2002     February 28, 2002      March 31, 2001
                                            -----------------    --------------     -----------------      --------------
                                                                       (dollars in millions)

Centers (before intersegment eliminations)
-------
Operating revenue                           $        171.2        $       59.9    $         111.3     $      174.1
Costs of goods sold                                   16.2                 5.6               10.6             16.7
Bowling center operating expenses                     94.5                31.6               62.9             97.7
Selling, general, and administrative
   expenses                                            1.9                 0.6                1.3              1.9
Restructuring, refinancing and other
   charges                                             0.1                 -                  0.1              0.8
Depreciation and amortization                         23.2                 7.4               15.8             27.6
                                            --------------        ------------    ---------------     ------------
     Operating income                       $         35.3        $       14.6    $          20.7     $       29.4
                                            ==============        ============    ===============     ============
Selected Data
     EBITDA                                           58.6                22.1               36.5             57.8
     EBITDA Margin                                    34.2%               36.8%              32.8%            33.2%

Products (before intersegment elminations)
--------
Operating revenue                           $         22.7        $        9.0    $          13.7     $       35.5
Costs of goods sold                                   18.0                 6.6               11.4             29.5
                                            --------------        ------------    ---------------     ------------
     Gross profit                                      4.6                 2.4                2.3              6.0
Selling,   general,   and   administrative
   expenses                                            6.6                 3.1                3.5              6.8
Restructuring,   refinancing   and   other
   charges                                             3.1                 2.8                0.3              0.2
Depreciation and amortization                          1.8                 0.4                1.4              6.3
                                            --------------        ------------    ---------------     ------------
     Operating loss                         $         (6.9)       $       (3.9)   $          (2.9)    $       (7.3)
                                            ==============        ============    ===============     ============
Selected Data
     EBITDA                                           (l.9)               (0.7)              (1.2)            (0.8)
     EBITDA margin                                    -8.4%               -7.8%              -8.8%            -2.3%

Consolidated
------------
Operating revenue                           $        190.2        $       67.3    $         122.9     $      205.7
Costs of goods sold                                   30.8                10.8               20.0             42.6
Bowling center operating expenses                     94.6                31.9               62.7             97.4
Selling, general, and administrative
   expense                                            13.0                 5.0                8.0             12.0
Restructuring, refinancing and other
   charges                                             3.1                 2.8                0.3              4.0
Depreciation and amortization                         24.9                 7.8               17.1             33.8
                                            --------------        ------------    ---------------     ------------
     Operating income                                 23.6                 9.0               14.7             15.8
Interest expense, net                                 12.1                 4.0                8.1             37.8
Other expense (income), net                            0.7                (0.2)               0.9              4.5
                                            --------------        ------------    ---------------     ------------
     Income (loss) before reorganization
        items, net and fresh start
        accounting adjustments                        10.8                 5.2                5.6            (26.5)
Reorganization items, net                             16.5                 -                 16.5              -
Fresh start accounting adjustments                    64.5                 -                 64.5              -
                                            --------------        -------------   ---------------     ------------
     Income (loss) before provision for income
       taxes, extraordinary item, and
       cumulative effect of change in
       accounting for goodwill                       (70.2)                5.2              (75.3)           (26.5)
Provision for income taxes                             0.4                 0.4               -                 2.8
                                            --------------        ------------    ---------------     ------------
     Net income (loss) before
        extraordinary item and cumulative
        effect in change of accounting for
        goodwill                                     (70.7)                4.7              (75.3)           (29.2)
Extraordinary item - gain on debt                    774.8                 -                774.8              -
   discharge, net
Cumulative effect of change in accounting
         for goodwill                               (718.4)                -               (718.4)             -
                                            --------------        -------------   ---------------     ------------
     Net income (loss)                      $        (14.3)       $        4.7    $         (19.0)    $      (29.2)
                                            ==============        =============   ===============     ============

---------------------------------
(a) The results for the three months ended March 31, 2002 reflect the combination of the Reorganized Company 2002 One Month and the Predecessor Company 2002 Two Months.

CENTERS

     Centers results reflect all bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 514 centers that were in operation one full fiscal year as of December 31, 2001. The discussion of new center results reflects the results of one center that has been in operation less than one full fiscal year as of December 31, 2001. Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other, including shoe rental, amusement machines, billiards and pro shops ("Ancillary Sources"). In the 2002 First Quarter, bowling, food and beverage and Ancillary Sources represented 59.3%, 27.4% and 13.3% of total Centers revenue, respectively. In the 2001 First Quarter, bowling, food and beverage and Ancillary Sources represented 59.0%, 27.6% and 13.4% of total Centers revenue, respectively.

2002 First Quarter compared to 2001 First Quarter

         Centers operating revenue was down $2.9 million or 1.7% compared with the 2001 First Quarter, of which $2.0 million relates to centers that were closed in the prior year. U.S. constant center revenue was flat as compared with the 2001 First Quarter primarily as a result of higher average price per game offsetting a decline in the number of games bowled. International constant centers operating revenue decreased $0.9 million or 3.3% primarily due to a decrease in bowling revenue. Negative foreign exchange rate variance accounted for $0.5 million of the decline in revenue for international constant centers.

         Costs of goods sold decreased $0.5 million due to a decrease in constant center food and beverage revenue and as a result of center closings.

         Operating expenses decreased $3.2 million or 3.3%. A decrease of $2.0 million was attributable to constant centers and was primarily the result of decreased advertising and promotion expense. A decrease of $1.5 million was attributable to closed centers. As a percentage of revenue, Centers operating expenses were 55.2% for the 2002 First Quarter compared with 56.1% for the 2001 First Quarter.

         Centers selling, general and administrative expenses were flat for the 2002 First Quarter compared to the 2001 First Quarter.

         EBITDA increased $0.8 million or 1.4% versus the 2001 First Quarter primarily due to decreased operating expenses more than offsetting the decline in revenue. EBITDA margin for the 2002 First Quarter was 34.2% compared with 33.2% for the 2001 First Quarter.

PRODUCTS

2002 First Quarter compared to 2001 First Quarter

         Products operating revenue decreased $12.8 million or 36.1%. The absence of a strong market, such as the Asia Pacific region in the mid-1990's, increased price pressure, competition from smaller manufacturers in certain product lines, competition in general and the lingering effects of technical difficulties in the scoring and back office systems introduced in 1998 continue to adversely impact results. Management believes the Chapter 11 proceeding may have adversely impacted some sales opportunities.

         Gross profit decreased $1.4 million or 23.3% primarily as a result of the significant decrease in revenue. Gross profit margin was 20.3% in the 2002 First Quarter compared to 16.9% in the 2001 First Quarter. The improved margin percentage was primarily due to reductions in warranty expense, freight costs and efficiencies in labor.

         Products selling, general and administrative expenses decreased $0.2 million or 2.9% as compared with the 2001 First Quarter. An increase of $0.7 million in the 2002 First Quarter versus the 2001 First Quarter was due to recording of charges for recently discovered legal matters and claims in Germany and an increase in the reserve for expenses involving a former employee.

RESTRUCTURING

         In the Reorganized Company 2002 One Month, Products recorded restructuring charges necessary to move from a direct presence in The People's Republic of China, Hong Kong and India to a presence through distributors. The charges, excluding compensation amounts, were approximately $2.5 million and related to costs associated with doing business on a direct basis in these countries. In addition, in the Reorganized Company 2002 One Month Products recorded an asset impairment charge of $0.3 million related to the move to distributors. Products will record a charge of approximately $0.5 million in the three months ended June 30, 2002 related to compensation costs in connection with the move to distributors.

         The Company continues to review its international operations in Products and Centers and continues to pursue its restructuring efforts in Products. The review of international operations includes the Company's structure and commitments. While management of the Company cannot at this time predict the outcome or results, if any, of these efforts and whether any additional restructuring or other charges may be necessary, management presently believes that such review and restructuring efforts will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurances in this regard.


CONSOLIDATED

         Consolidated revenue for the 2002 First Quarter was $190.2 million, a decrease of $15.5 million or 7.5% compared with the 2001 First Quarter. EBITDA was $51.6 million, a decrease of $2.0 million or 3.7% below the 2001 First Quarter.

Depreciation and Amortization

         Depreciation and amortization decreased $8.9 million or 26.3% in the 2002 First Quarter compared with the 2001 First Quarter. This change was primarily due to the write off of $718.4 million of goodwill as of January 1, 2002 in accordance with the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets."

Interest Expense

         Gross interest expense decreased $26.2 million or 68.2% in the 2002 First Quarter compared with the 2001 First Quarter. From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11.5 million of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding. Interest expense on the Bank Debt during the 2001 First Quarter included an additional $2.8 million of default interest related to the Company's default under the Old Credit Agreement. After the Petition Date, the Company did not pay the 2.0% increment for default interest. See "Note 7. Long-Term Debt" in the Notes to the Condensed Consolidated Financial Statements and "-- Liquidity" and "-- Capital Resources" for further description of the debt.

Provision for Income Taxes

         The Company is projecting a net loss from its U.S. business activities in its current tax year. The Company intends to fully reserve the net deferred tax asset created during the current tax year in its U.S. operations. Therefore, the Company anticipates that its effective tax rate for its U.S. business activities will be 0% and, accordingly, the Company has not recorded a provision for income taxes for its U.S. business activities in the Reorganized Company 2002 One Month. The provision for income taxes as recorded relates to certain international business activities. See "Note 10. Income Taxes" in the Notes to the Condensed Consolidated Financial Statements for a further discussion of income tax related matters.

Net Loss

         Net loss in the 2002 First Quarter totaled $14.3 million compared with a net loss of $29.2 million in the 2001 First Quarter. In addition to the impact of changes in EBITDA, depreciation and amortization, interest and provisions for income taxes discussed above, the Company recorded non-recurring amounts associated with: change in accounting for goodwill, $718.4 million; gain on debt discharge, net, $774.8 million; reorganization items, net, $16.5 million; and fresh start accounting adjustments, $64.5 million.

LIQUIDITY - CAPITAL RESOURCES - ASSET SALES - CAPITAL EXPENDITURES

General

         The Predecessor Company's indebtedness under the Old Credit Agreement consisted of a $255.0 million Bank Facility and $365.1 million Term Facilities. This indebtedness was discharged and terminated in the Chapter 11 proceeding.

         During the Chapter 11 proceeding, the Predecessor Company had a DIP Loan. There were no amounts outstanding under the DIP Loan between December 31, 2001 and the Effective Date and the DIP Loan was discharged and terminated on the Effective Date.

         As of February 28, 2002, the Company entered into the New Credit Agreement. The New Credit Agreement provides for a $290.0 million Term Facility and a $60.0 million Revolver. The proceeds of the Term Facility and approximately $10.0 million of the Revolver were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10.0 million borrowing under the Revolver was repaid. As of May 3, 2002, there were no outstanding borrowings under the Revolver. The Revolver continues to be available for the Company's working capital and general corporate needs, subject to customary borrowing conditions.

         Based on the amounts outstanding under the New Credit Agreement at May 3, 2002 ($290.0 million under the Term Facility and nothing under the Revolver) and assuming interest accrues under the Eurodollar borrowing option based on 3-month LIBOR of 1.92%, the Company expects that the interest payable under the New Credit Agreement (excluding amortization of deferred financing costs and commitment fees and letter of credit fees payable under the Revolver) and the New Subordinated Notes, will be approximately $38.5 million annually, assuming interest rates and applicable margins remain at current levels.

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

Liquidity

         Working capital as of March 31, 2002 was $0.0 million compared with negative working capital of $613.4 million at December 31, 2001, an increase of $613.4 million. As a result of a default under the Old Credit Agreement, the Company's debt was reclassified as current at December 31, 2000. Decreases in working capital at March 31, 2002 compared to December 31, 2001 were attributable to a decrease of $3.4 million in receivables and an increase of $15.6 million in accrued expenses. These decreases in working capital were offset by an increase in working capital attributable to a decrease of $599.8 million in current portion of long-term debt, resulting primarily from the extinguishment of certain prepetition long-term debt, an increase in cash and cash equivalents of $21.5 million and an increase of $9.1 million in inventory.

         Net cash provided by operating activities was $20.4 million in the 2002 First Quarter as compared with a net cash use of $1.4 million in the 2001 First Quarter, a difference of $21.8 million. Increases resulted from: (i) $14.3 million net loss in the 2002 First Quarter compared with $29.2 million net loss in the 2001 First Quarter; (ii) $718.4 million attributable to a change in accounting for goodwill; (iii) $31.7 million attributable to changes in accounts payable and accrued expenses; (iv) $64.5 million due to fresh start accounting adjustments; and (v) $5.6 million attributable to changes in other operating activities. These increases were partially offset by decreases of: (i) gain on debt discharge of $774.8 million; (ii) $8.9 million attributable to a reduction in depreciation and amortization; (iii) $10.6 million attributable to increased other assets; (iv) $12.3 million due to the change in levels of inventories;

(v) $6.5 million attributable to decreased amortization of bond discount; and
(vi) $0.2 million due to gain on sale of property.

         Net cash used in investing activities was $5.1 million for the 2002 First Quarter compared with $4.9 million in the 2001 First Quarter, a difference of $0.2 million. Purchases of property and equipment increased by $0.1 million in the 2002 First Quarter. Proceeds from the sale of property and equipment decreased by $0.1 million in the 2002 First Quarter.

     Net cash of $3.3 million was provided by financing activities in the 2002 First Quarter compared with no net cash provided in the 2001 First Quarter, a difference of $3.3 million. Proceeds from long-term debt exceeded repayments by $3.3 million. During the 2002 First Quarter, the Company borrowed and repaid $10.0 million under the Revolver.

     As a result of the aforementioned, cash increased by $21.5 million in the 2002 First Quarter compared with a decrease of $3.9 million in the 2001 First Quarter.

Capital Resources

         As of March 31, 2002, the Company's debt consisted of $290.0 million of borrowings under the Term Facility, $150.0 million of New Subordinated Notes and $3.1 million represented by one mortgage note and one capitalized equipment lease. As of March 31, 2002, the Company had $55.4 million available for borrowing under the Revolver, with no amounts outstanding and $4.6 million of issued but undrawn standby letters of credit. See "Note 1. Business Description
- Organization, Chapter 11 and Emergence" and "Note 7. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

         During the 2002 First Quarter, the Company funded its cash primarily through cash flows from operations. The Company incurred cash interest expense of $12.0 million during the 2002 First Quarter, including $9.1 million under the Bank Debt and $1.6 million under the Exit Facility. During the 2002 First Quarter, there were no principal payments made under the Old Credit Agreement. On the Effective Date, the Reorganized Company borrowed $10.0 million under the Revolver, which amount was repaid prior to March 31, 2002. The Reorganized Company has made no principal payments on the Term Facility.

         From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11.5 million of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding.

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

         As of December 31, 2001, the Company had no ability to borrow under the Old Credit Agreement. As of December 31, 2001, the Company had $70.9 million available for borrowing under the DIP Loan, with no outstanding borrowings and $4.1 million of issued but undrawn standby letters of credit.

Asset Sales

         At the present time, the Company has five contracts to sell excess real estate and equipment in the U.S. and one contract to sell the land and building associated with an operating bowling center in the United Kingdom. The aggregate purchase price under the six contracts is approximately $7.0 million. The Company expects these contracts, which are subject to customary terms and contingencies, to close prior to the end of July 2002. However, there can be no assurance that the terms and contingencies will be satisfied or that the closings will occur.

Capital Expenditures

         The Company's capital expenditures were $5.1 million in the 2002 First Quarter compared with $5.0 million in the 2001 First Quarter, an increase of $0.1 million. Products expenditures increased $0.8 million. Company-wide information systems expenditures decreased $1.0 million. Centers maintenance and modernization expenditures decreased by $0.6 million.

SEASONALITY AND MARKET DEVELOPMENT CYCLES

         The Centers business is seasonal. Cash flows typically peak in the winter and are lower in the summer.

         Products sales are also seasonal. The beginning of league play in the fall of each year drives the U.S. market, which is primarily a market for Modernization and Consumer Products and with the decline in demand for NCPs, is the largest market for Products. While bowling center proprietors in the U.S. purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. These proprietors typically sign purchase orders for modernization equipment during the spring after they have indications of fall league sign ups. Modernization equipment is then shipped and installed during the summer when U.S. bowling centers have generally fewer bowlers.

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

         Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 14.4% and 11.8% of consolidated revenue and EBITDA, respectively, in the 2002 First Quarter. Revenue and EBITDA of international bowling centers represented 13.8% and 13.4% of consolidated revenue and EBITDA, respectively, in the 2001 First Quarter.

IMPACT OF INFLATION

         The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation during the 2002 First Quarter and the 2001 First Quarter, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements with respect to interest rates. At March 31, 2002, there were no interest rate cap agreements outstanding and there were no other material derivative instrument transactions during any of the periods presented. Under the New Credit Agreement, the Company may be required to enter into interest rate cap agreements. In addition, management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

         The Company has not hedged against exchange rate movements relative to its investment in foreign operations. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 14.4% and 11.8% of consolidated revenue and EBITDA, respectively, in the 2002 First Quarter. Revenue and EBITDA of international bowling centers represented 13.8% and 13.4% of consolidated revenue and EBITDA, respectively, in the 2001 First Quarter.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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

         In June 1998, Hai Heng filed an action against AMF Products, in the Harbin Intermediate People's Court in Heilongjing, the People's Republic of China. Hai Heng sought to recover $3.0 million to $4.0 million in damages relating to equipment purchased from AMF Products. Hai Heng asserted the poor quality of the equipment entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the equipment.

         In November 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Products appealed the award to the People's Court. Prior to completion of the appeal review, the President of the People's Court in February 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products filed an appeal to the Supreme Court. The Supreme Court declined to review the case and the People's Court judgment is now final.

         AMF Products and Hai Heng have signed a settlement agreement under which the judgment of the People's Court against AMF Products will be satisfied in full by AMF Products paying Hai Heng $150,000 and not disputing Hai Heng's seizure of approximately $940,000 formerly on deposit in AMF Products' Beijing bank account. Hai Heng has refused to complete the terms of the settlement.

         On January 19, 2001, AMF Products entered into an administrative Consent Order with the New York State DEC, whereby AMF Products agreed to submit an approvable engineering report and implement a schedule for installation of new control equipment and boiler upgrades and perform stacks tests to ensure compliance of its 22.8 MBtu per hour wood fired boiler with New York State air emission requirements. AMF Products also agreed to pay a $15,000 penalty of which $5,000 was suspended. On April 17, 2002, AMF Products and DEC entered into an Amended Consent Order relating to the same matter, which resolved allegations by DEC that AMF Products did not comply with the schedule under the Consent Order. The Amended Consent Order increased the penalty from the original $15,000 to $50,000 with $40,000 being suspended. This $40,000 will be extinguished when AMF Products fulfills its obligations under the Amended Consent Order. The Amended Consent Order provides an extended schedule for submission of the approvable engineering report and for the installation of new control equipment and boiler upgrades and the performance of stack tests.

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

         AMF Products recently began a review of claims and other legal matters outside of the U.S. involving AMF Products and related to the sale of NCPs and other bowling equipment. This review is ongoing and at this time has revealed that customers in Germany have raised product quality and shipping issues, either in response to collection lawsuits or in suits initiated by customers against AMF Products. Management of the Company cannot predict the outcome of such claims and other legal matters or whether they will have a material adverse impact on the Company's financial position or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The authorized capital stock of Worldwide, after the Effective Date, consists of 20,000,000 shares of New AMF Common Stock and 5,000,000 shares of Preferred Stock. As of the Effective Date, Worldwide also amended its Bylaws.

         Prior to the Effective Date, Worldwide had 100 shares of common stock, par value $0.01 per share, issued and outstanding. The shares were owned by Worldwide's former direct parent, Group Holdings. On the Effective Date, such shares were cancelled and the Reorganized Company's affiliation with Group Holdings ceased.

         Pursuant to the Plan, on the Effective Date, Worldwide issued 9,250,000 shares of New AMF Common Stock and $150.0 million in New Subordinated Notes to the Former Secured Creditors in full satisfaction of their claims.

         On April 29, 2002, Worldwide distributed to the holders of the Old Subordinated Notes 705,515 shares of New AMF Common Stock, 1,660,036 Series A Warrants and 1,621,874 Series B Warrants. In addition, Worldwide will distribute to the Remaining Former Unsecured Creditors up to 44,485 shares of New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants in full satisfaction of their claims. Distributions of these securities will occur from time to time pursuant to and in accordance with the terms of the Plan. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Remaining Former Unsecured Creditors is contingent upon the resolution of their individual claims in the Bankruptcy Court.

         Neither the New AMF Common Stock, the New Subordinated Notes nor the Warrants are listed or quoted on any national securities exchange or national market system or registered under the Securities Exchange Act of 1934, as amended.

         The New AMF Common Stock, the New Subordinated Notes and the Warrants were issued in reliance on the provisions of Section 1145(a)(1) of the Bankruptcy Code that exempt the initial offer and distribution, and certain resales, of those securities from registration under the federal securities laws (the "Bankruptcy Code Exemption"). Up to 44,485 shares of the New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants will be issued and distributed in reliance on the Bankruptcy Code Exemption to the Remaining Former Unsecured Creditors from time to time in accordance with the Plan.

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

         The Series A Warrants are intended to represent 15% of the fully diluted equity of Worldwide, giving effect to the shares issuable on the exercise of the Series A Warrants but without giving effect to the options available to be granted under the 2002 Stock Option Plan. Holders of the Series A Warrants will have the right to purchase an aggregate of 1,764,706 shares of New AMF Common Stock at an exercise price of $21.19 per share, subject to adjustment in the event of the issuance of New AMF Common Stock as a dividend or distribution on New AMF Common Stock or certain subdivisions, reclassifications and combinations of the New AMF Common Stock. The Series A warrants also will have the benefit of an adjustment mechanism designed to prevent the dilutive effect of the Series B Warrants. The Series A Warrants will expire on March 9, 2009.

         The Series B Warrants are intended to represent 12.5% of the fully diluted equity of Worldwide, giving effect to the issuance of the Warrants but without giving effect to the options available to be granted under the 2002 Stock Option Plan. Holders of the Series B Warrants will have the right to purchase an aggregate of 1,724,138 shares of New AMF Common Stock at an exercise price of $21.19 per share, subject to adjustment in the event of the issuance of New AMF Common Stock as a dividend or distribution on New AMF Common Stock or certain subdivisions, reclassifications and contributions of the New AMF Common Stock. The Series B Warrants will expire on March 9, 2009.

         Worldwide adopted the 2002 Stock Option Plan that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of New AMF Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for changes in the Company's capital structure as provided under the 2002 Stock Option Plan) pursuant to stock options that may be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Worldwide's Compensation Committee is authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of awards granted under the 2002 Stock Option Plan. As of the Effective Date, Worldwide granted 919,282 stock options under the 2002 Stock Option Plan. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date.

         As of the Effective Date, the Chief Executive Officer was granted a restricted stock award of 153,282 shares of New AMF Common Stock. The grant is subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares vest after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. If his employment is terminated by Worldwide other than for Cause (as defined in the Restricted Stock Award Agreement) or he terminates his employment for Good Reason (as also defined in the agreement) before the first anniversary of the Effective Date, he will become immediately vested in one-third of the shares subject to the award. If such termination occurs after the first anniversary of the Effective Date but before all of the shares have become vested, he will become vested in a pro-rated portion of one-third of the shares subject to the award (based on the number of days that have elapsed since the most recent anniversary of the Effective Date). Compensation expense of approximately $3.2 million associated with the restricted stock will be recorded over the vesting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company solicited votes for the acceptance or rejection of the Plan under Chapter 11 of the Bankruptcy Code during the period from on or about November 19, 2001 through January 4, 2002. In accordance with the Bankruptcy Code and the Plan, votes were solicited from, among other creditors, beneficial holders of the Old Subordinated Notes (collectively comprising Class 6 under the Plan). Forty-two beneficial holders, holding approximately $24.2 million of the outstanding claims in Class 6, voted to accept the Plan. Forty-one beneficial holders, holding approximately $352.4 million of the outstanding claims in Class 6, voted to reject the Plan. Accordingly, approximately 50.6% of those Class 6 claimants that voted, representing approximately 6.4% of the dollar amount of the claims held by those Class 6 claimants that voted, voted to accept the Plan. Approximately 49.4% of those Class 6 claimants that voted, representing approximately 93.6% of the claims held by those Class 6 claimants that voted, voted to reject the Plan. Notwithstanding this adverse vote, the Bankruptcy Court approved the Plan on February 1, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1      Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide,
         Inc. and certain of its direct and indirect subsidiaries. (1)
2.2      Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (2)
3.1      Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (3)
3.2      Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (4)
4.1      Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of
         AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to
         13.00% Senior Subordinated Notes due 2008. (5)
4.2      Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).
4.3      Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock. (6)
4.4      Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon
         Investor Services LLC, as Warrant Agent. (7)
4.5      Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon
         Investor Services LLC, as Warrant Agent. (8)
10.1     Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent
         (without exhibits). (9)
10.2     AMF Bowling Worldwide, Inc. 2002 Stock Option Plan. (10)*
10.3     Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide,
         Inc. and Roland Smith. (11)*
10.4     Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland
         Smith. (12)*
10.5     Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith.
         (13)*
10.6     Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T.
         Tennent. (14)*
10.7     Addendum dated April 25, 2002 to Employment Letter, dated as of August 8, 2001, between AMF Bowling
         Worldwide, Inc. and Frederick G. Kraegel. (filed herewith)*

Notes to Exhibits:

         *        Management contract or compensatory plan or arrangement.

(1)      Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K of AMF Bowling Worldwide,
         Inc. for the fiscal year ended December 31, 2001.

(2)      Incorporated by reference to Exhibit 4.6 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(3)      Incorporated by reference to Exhibit 3.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(4)      Incorporated by reference to Exhibit 3.2 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(5)      Incorporated by reference to Exhibit 4.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(6)      Incorporated by reference to Exhibit 4.3 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(7)      Incorporated by reference to Exhibit 4.4 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(8)      Incorporated by reference to Exhibit 4.5 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(9)      Incorporated by reference to Exhibit 10.1 to AMF Bowling Worldwide, Inc.'s Current Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(10)     Incorporated by reference to Exhibit 10.2 to AMF Bowling Worldwide, Inc.'s Current  Report on Form 8-K
         dated March 8, 2002 (File No. 001-12131).
(11)     Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling Worldwide,
         Inc. for the fiscal year ended December 31, 2001.
(12)     Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling Worldwide,
         Inc. for the fiscal year ended December 31, 2001.
(13)     Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Bowling Worldwide,
         Inc. for the fiscal year ended December 31, 2001.
(14)     Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of AMF Bowling Worldwide,
         Inc. for the fiscal year ended December 31, 2001.

(b)      Reports on Form 8-K:

1. A current report was filed February 5, 2002, in which Worldwide announced confirmation of its plan of reorganization.

2. A current report was filed March 8, 2002, in which Worldwide announced that it emerged from Chapter 11 under the United States Bankruptcy Code.

3. A current report was filed April 1, 2002, in which Worldwide announced a change in its fiscal year.

4. A current report was filed May 10, 2002, in which Worldwide announced the distribution of new securities to the holders of the Old Subordinated Notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)

/s/  Christopher F. Caesar                                    May 15, 2002
---------------------------------------
Christopher F. Caesar
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)