Form 10-Q/A
period 2002-03-31
AMF BOWLING WORLDWIDE INC
filed 2002-09-30
CIK 1015535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12131

AMF BOWLING WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3873272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 AMF Drive
Richmond, Virginia 23111
(Address of principal executive offices, including zip code)

(804) 730-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of May 1, 2002 was 10,000,000 (excluding stock purchase warrants, restricted stock and stock options).

EXPLANATORY NOTE

AMF Bowling Worldwide, Inc. is filing this Form 10-Q/A as a result of the matters discussed in Note 3, “Restatement of Condensed Consolidated Financial Statements” to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

AMF BOWLING WORLDWIDE, INC.

PART I

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission (“SEC”) are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and, together with its subsidiaries, the “Company”), including but not limited to (a) any statements contained in this report concerning: (i) the Company’s ability to comply with covenants in its financing facilities, (ii) the Company’s ability to generate cash flow to service its indebtedness and meet its debt payment obligations under its financing facilities, (iii) the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations, (iv) the results of the Company’s plans to improve its bowling centers operations, (v) the results of the Company’s efforts to improve its business of selling bowling equipment and products, (vi) the ability of the Company’s management to execute the Company’s initiatives, (vii) the results of operations of the Company’s businesses, (viii) the outcome of existing or potential litigation, and (ix) the amounts of capital expenditures needed to maintain or improve the Company’s bowling centers, (b) any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, particularly risks associated with the Company’s recent emergence from Chapter 11, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in the forward-looking statements, including, but not limited to: (i) the Company’s ability, and the ability of its management, to implement successfully the Company’s business initiatives, (ii) the continuation of adverse financial results and substantial competition in the Company’s bowling products business, (iii) the success of the Company’s continuing restructuring efforts in its bowling products business, (iv) the Company’s ability to retain and attract higher quality bowling center managers and other key staff, (v) the Company’s ability to implement successfully initiatives designed to improve customer traffic in its bowling centers, (vi) the Company’s ability to attract and retain bowlers in its bowling centers, (vii) the risk of adverse political acts or developments in the Company’s international markets, (viii) fluctuations in foreign currency exchange rates, (ix) continued or increased competition, (x) the popularity of bowling, (xi) the decline in general economic conditions, (xii) adverse judgments in pending or future litigation and (xiii) changes in interest rates.

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

Item 1.     Financial Statements

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Reorganized Company March 31, 2002	Predecessor Company December 31, 2001
	(unaudited)
	(restated)
Assets
Current assets:
Cash and cash equivalents	$46,778	$25,291
Accounts and notes receivable, net of allowance for doubtful accounts of $0 and $11,543, respectively	23,982	27,381
Inventories, net	47,845	38,732
Advances and deposits	16,783	14,337

Total current assets	135,388	105,741
Property and equipment, net and other long lived assets	647,785	725,292
Goodwill, net	—	718,414

Total assets	$783,173	$1,549,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,784	$24,246
Accrued expenses and other	92,187	78,450
Current portion of long-term debt	16,563	616,395

Total current liabilities	133,534	719,091
Long-term debt, less current portion	426,544	3,107
Liabilities subject to resolution	4,691	595,463
Other long-term liabilities	551	2,252

Total liabilities	565,320	1,319,913

Stockholders’ equity	217,853	229,534

Total liabilities and stockholders’ equity	$783,173	$1,549,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	Reorganized Company	Predecessor Company
	One month ended March 31, 2002	Two months ended February 28, 2002	Three months ended March 31, 2001
		(restated)
Operating revenue	$67,268	$122,886	$205,682

Operating expenses:
Costs of goods sold	10,820	19,991	42,617
Bowling center operating expenses	31,881	62,032	97,403
Selling, general, and administrative expenses	5,017	9,389	12,016
Restructuring, refinancing and other charges	2,797	302	4,047
Depreciation and amortization	7,780	17,144	33,794

Total operating expenses	58,295	108,858	189,877

Operating income	8,973	14,028	15,805
Nonoperating expenses (income):
Interest expense (a)	4,051	8,113	38,398
Other expense (income), net	(169)	907	4,450
Interest income	(63)	—	(566)

Total nonoperating expenses, net	3,819	9,020	42,282

Income (loss) before reorganization items, net and fresh start accounting adjustments	5,154	5,008	(26,477)
Reorganization items, net	—	13,288	—
Fresh start accounting adjustments	—	65,991	—

Income (loss) before provision for income taxes, extraordinary item, and cumulative effect of change in accounting for goodwill	5,154	(74,271)	(26,477)
Provision for income taxes	457	1,095	2,756

Net income (loss) before extraordinary item and cumulative effect of change in accounting for goodwill	4,697	(75,366)	(29,233)
Extraordinary item—gain on debt discharge, net	—	774,803	—
Cumulative effect of change in accounting for goodwill	—	(718,414)	—

Net income (loss)	$4,697	$(18,977)	$(29,233)

Basic and diluted income per share:
Net income	$0.47

Weighted average common shares	10,000,000

(a)
From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11,500 of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Reorganized Company	Predecessor Company
	One month ended March 31, 2002	Two months ended February 28, 2002	Three months ended March 31, 2001
		(restated)
Cash flows from operating activities:
Net income (loss)	$4,697	$(18,977)	$(29,233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,780	17,144	33,794
Fresh start accounting adjustments	—	65,991	—
Cumulative effect of change in accounting for goodwill	—	718,414	—
Extraordinary item—gain on debt discharge, net	—	(774,803)	—
Amortization of bond discount	—	—	6,525
Gain (loss) on the sale of property and equipment, net	(182)	(65)	34
Changes in assets and liabilities:
Accounts and notes receivables, net	(1,817)	3,179	(4,010)
Inventories	(2,658)	(6,894)	2,687
Other assets	(1,021)	3,842	1,315
Accounts payable and accrued expenses	1,249	16,839	(11,739)
Other long-term liabilities	38	(706)	(724)

Net cash provided by (used in) operating activities	8,086	23,964	(1,351)

Cash flows from investing activities:
Purchases of property and equipment	(2,550)	(2,509)	(5,039)
Proceeds from the sale of property and equipment	1	—	93

Net cash used in investing activities	(2,549)	(2,509)	(4,946)

Cash flows from financing activities:
Repayment under Bank Debt	—	(436,700)	—
Borrowing under Term Facility	—	290,000	—
Borrowing under New Subordinated Notes	—	150,000	—
Borrowing (repayment) under Revolver	(10,000)	10,000	—
Deferred finance costs	—	(11,743)	—

Net cash provided by (used in) financing activities	(10,000)	1,557	—
Effect of exchange rates on cash	1,147	1,791	2,438

Net increase (decrease) in cash	(3,316)	24,803	(3,859)
Cash and cash equivalents at beginning of period	50,094	25,291	46,759

Cash and cash equivalents at end of period	$46,778	$50,094	$42,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and Note 13)
(unaudited)

NOTE 1.    BUSINESS DESCRIPTION—ORGANIZATION, CHAPTER 11 AND EMERGENCE

Organization

The Company is engaged in two business segments: (i) the operation of bowling centers throughout the United States (“U.S.”) and internationally (“Centers”) and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other allied products, including bowling balls, bags and shoes (“Products”). The principal customers for bowling equipment are bowling center operators. Products’ revenue consists of two major sales categories: (a) New Center Packages (“NCPs”) (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center) and (b) Modernization and Consumer Products (modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products used in the operation of a bowling center and resale products for bowlers). In addition, Products refurbishes and sells used pinspotters. Combined with new automatic scoring, lanes, bowler seating and other components, these used pinspotters are sold as factory certified packages. Revenue from sales of factory certified packages is included in the NCP category. The Company also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables.

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. All of Worldwide’s business operations are conducted through, and its operating assets are held in, subsidiaries. The Centers business in the U.S. is primarily owned and operated in AMF Bowling Centers, Inc. (“AMF Centers”), a wholly owned, indirect subsidiary of Worldwide. The Centers business outside of the U.S. is owned and operated in separate, indirect subsidiaries of Worldwide that own and operate bowling centers in various countries. The Products business is owned and operated in AMF Bowling Products, Inc. (“AMF Products”), which is a wholly owned, indirect subsidiary of Worldwide.

Chapter 11 and Emergence

    General

On July 2, 2001 (the “Petition Date”), Worldwide (as it existed prior to March 8, 2002, the “Predecessor Company”) and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. Subsequent to the Petition Date, AMF Bowling, Inc. (“AMF Bowling”) the Company’s former indirect parent, filed a separate petition for relief under Chapter 11.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective March 8, 2002 (the “Effective Date”), which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the “New Credit Agreement”). Worldwide also entered into an indenture dated as of March 8, 2002 (the “New Indenture”) providing for the issuance of $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the “New Subordinated Notes”).

Pursuant to the Plan, as of the Effective Date, the Predecessor Company’s senior secured credit agreement, dated May 1, 1996, as amended and restated (the “Old Credit Agreement”), its 10 7/8% Series B Senior Subordinated Notes due 2006 (the “Old Senior Subordinated Notes”) and its 12¼% Series B Senior Subordinated Discount Notes due 2006 (the “Old Senior Subordinated Discount Notes,” and collectively with the Old Senior Subordinated Notes, the “Old Subordinated Notes”) and substantially all of the Predecessor Company’s other pre-petition indebtedness were discharged and terminated.

On the Effective Date, the Company (as it existed on and after March 8, 2002, the “Reorganized Company”) borrowed $290,000 under a term facility (the “Term Facility”) and $10,000 under a $60,000 revolving credit facility (the “Revolver” and, collectively with the Term Facility, the “Exit Facility”) provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the $10,000 borrowing under the Revolver was repaid. The Revolver remains available for the Reorganized Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Pursuant to the Plan, on the Effective Date, the shares of common stock of Worldwide formerly held by its former direct parent, AMF Group Holdings Inc. (“Group Holdings”), were cancelled. Worldwide issued 9,249,987 shares of new common stock, $0.01 par value (the “New AMF Common Stock”) and $150,000 in New Subordinated Notes and paid $286,700 in cash to Worldwide’s former senior secured creditors (the “Former Secured Creditors”) in full satisfaction of their claims.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 29, 2002, Worldwide distributed to the holders of the Old Subordinated Notes 705,515 shares of New AMF Common Stock, 1,660,036 Series A Warrants (the “Series A Warrants”) and 1,621,874 Series B Warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) in full satisfaction of their claims. In addition, Worldwide will distribute to the Debtors’ remaining former unsecured creditors (the “Remaining Former Unsecured Creditors”) up to 44,485 shares of New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants in full satisfaction of their claims. Distributions of these securities will occur from time to time pursuant to and in accordance with the terms of the Plan. Worldwide is not required to make any cash distribution to the Remaining Former Unsecured Creditors. The number of shares of New AMF Common Stock and Warrants to be distributed to individual Remaining Former Unsecured Creditors is contingent upon the resolution of their individual claims in the Bankruptcy Court. See “Note 13. “Equity” for additional information regarding the New AMF Common Stock and the Warrants.

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

NOTE 2.    BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements presented in this Form 10-Q/A are unaudited and for the two months ended February 28, 2002 have been prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

Although the Effective Date of the Plan was March 8, 2002, the consummation of the Plan has been reflected as of February 28, 2002, the end of the Company’s most recent fiscal month prior to the Effective Date. As a result of the application of fresh start accounting at February 28, 2002, the Company’s financial results during the three months ended March 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented. The Reorganized Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table describes the periods presented in these condensed consolidated financial statements and related notes thereto and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as
Results for the Reorganized Company from March 1, 2002 through March 31, 2002	“Reorganized Company 2002 One Month”
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Results for the Predecessor Company from January 1, 2001 through March 31, 2001	“2001 First Quarter”
Combined Reorganized Company 2002 One Month and Predecessor Company 2002 Two Months	“2002 First Quarter”

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

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 3.    RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the first quarter Form 10-Q, the Company identified certain adjustments that should have been recorded in the Predecessor Company’s consolidated financial statements. The Predecessor Company 2002 Two Month condensed consolidated financial statements have been restated to reflect these entries. These entries were made to record certain operating expenses in the proper accounting period, to reverse an error accrued in reorganization items, net, and to properly state income tax expense and the related deferred tax assets and liabilities. As a result of these adjustments, the write down of certain long lived assets previously recorded by the Company in connection with the fresh start accounting entries described in Note 4 was increased from $64,529 to $65,991. These adjustments had no effect on previously reported net income (loss) for the Predecessor Company 2002 Two Months or the Reorganized Company 2002 One Month.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is reclassifying $11,743 of cash payments for deferred financing costs made during the Predecessor Company 2002 Two Months from operating activities to properly classify such payments as a financing activity.

The Condensed Consolidated Balance Sheet as of March 31, 2002, the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the Predecessor Company 2002 Two Months, and the notes thereto included in this Form 10-Q/A have been restated to include the effects of these adjustments and the cash flow reclassification as follows:

	March 31, 2002
Condensed Consolidated Balance Sheet	As previously reported	Restated
Property and equipment, net and other long lived assets	$649,662	$647,785
Total assets	785,050	783,173
Accrued expenses and other	94,057	92,187
Total current liabilities	135,404	133,534
Other long-term liabilities	558	551
Total liabilities	567,197	565,320
Total liabilities and shareholders’ equity	785,050	783,173

	Two months ended February 28, 2002
Condensed Consolidated Statement of Operations	As previously reported	Restated
Operating revenue	$122,886	$122,886
Bowling center operating expenses	62,732	62,032
Selling, general, and administrative expenses	8,049	9,389
Operating income	14,668	14,028
Reorganization items, net	16,468	13,288
Fresh start accounting adjustments	64,529	65,991
Loss before provision for income taxes, extraordinary item, and cumulative effect of change in accounting principle	(75,349)	(74,271)
Provision for income taxes	17	1,095
Net loss	(18,977)	(18,977)

	Two months ended February 28, 2002
Condensed Consolidated Statement of Cash Flows	As previously reported	Restated
Net loss	$(18,977)	$(18,977)
Net cash provided by operating activities	12,221	23,964
Net cash used in investing activities	(2,509)	(2,509)
Net cash provided by financing activities	13,300	1,557
Net increase in cash	24,803	24,803
Cash and cash equivalents at end of period	50,094	50,094

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    FRESH START ACCOUNTING

In connection with the Company’s emergence from Chapter 11, the Reorganized Company applied fresh start accounting in accordance with SOP 90-7. Under SOP 90-7, the reorganization value of the Reorganized Company, which was established for purposes of the Plan, was allocated to its assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and its liabilities were stated at their present values.

Reorganized Condensed Consolidated Balance Sheet
February 28, 2002
(unaudited)
(restated)

	Before Consummation of the Plan February 28, 2002 (a)	Reorganization Adjustments		Other Adjustments		Reorganized Company February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$48,537	$1,557	(b)	$—		$50,094
Accounts and notes receivable, net	23,376	—		—		23,376
Inventories, net	45,121	—		—		45,121
Advances and deposits	14,952	—		—		14,952

Total current assets	131,986	1,557		—		133,543
Property and equipment, net and other long lived assets	706,385	11,743	(b)	(65,991	) (c)	652,137

Total assets	$838,371	$13,300		$(65,991)		$785,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,424	$—		$—		$21,424
Accrued expenses and other	94,021	—		—		94,021
Current portion of long-term debt	616,395 —	(616,395 10,000	) (d) (b)	— —		— 10,000

Total current liabilities	731,840	(606,395)		—		125,445
Long-term debt, less current portion	3,107	440,000	(b)	—		443,107
Liabilities subject to resolution	599,799	—		(595,108	) (c)	4,691
Other long-term liabilities	537	—		—		537

Total liabilities	1,335,283	(166,395)		(595,108)		573,780

Total stockholders’ equity	(496,912)	179,695		529,117		211,900

Total liabilities and stockholders’ equity	$838,371	$13,300		$(65,991)		$785,680

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
The historical balance sheet and the other historical financial statements and data relating to the Predecessor Company included in this Form 10-Q/A do not reflect the effects of fresh start accounting.

(b)
Reflects amounts borrowed under the Exit Facility and the issuance of the New Subordinated Notes. Amounts recorded in property and equipment, net and other long lived assets include the deferred financing costs associated with the Exit Facility.

(c)	Reflects the application of SOP 90-7, including debt extinguishment and the write-down of certain long lived assets to reflect the reorganization value.
(d)	Reflects the cancellation of debt outstanding under the Old Credit Agreement pursuant to the Plan.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    SIGNIFICANT ACCOUNTING POLICIES

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

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which specifies goodwill and certain intangible assets will no longer be amortized, but will be subject to periodic impairment testing. In conjunction with the adoption of SFAS No. 142, the Company wrote off all goodwill in the amount of $718,414. The write off of goodwill is presented as a cumulative effect of change in accounting for goodwill in the Predecessor Company 2002 Two Months.

Income Taxes

Worldwide and its subsidiaries are taxable corporations under the Internal Revenue Code of 1986, as amended (the “Code”). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) was $5,953, $(18,977) and $(36,838) for the Reorganized Company 2002 One Month, the Predecessor Company 2002 Two Months and the 2001 First Quarter, respectively. Accumulated other comprehensive income (loss) of $1,256 and $(36,004) at March 31, 2002 and December 31, 2001, respectively, is included in stockholders’ equity and consists of the foreign currency translation adjustment.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

NOTE 6.    INVENTORIES, NET

Inventories, net at March 31, 2002 and December 31, 2001, consist of:

	Reorganized Company March 31, 2002	Predecessor Company December 31, 2001
Products, at FIFO:
Raw materials	$8,109	$7,648
Work in progress	4,461	1,943
Finished goods and spare parts	26,244	20,351
Centers, at average cost:
Merchandise and spare parts	9,031	8,790

	$47,845	$38,732

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    PROPERTY AND EQUIPMENT, NET AND OTHER LONG LIVED ASSETS

As part of fresh start accounting, the Reorganized Company is required to revalue its noncurrent assets, including land, building and improvements and equipment, furniture and fixtures as of February 28, 2002. In addition, for accounting purposes, all accumulated depreciation and amortization as of that date was eliminated. The Reorganized Company has not completed the revaluation at this time; however, it believes the completion will have no effect on the total value of property and equipment, net and other long lived assets as of March 31, 2002. Property and equipment, net at December 31, 2001 consisted of: land, $131,188; building and improvements, $376,958; equipment, furniture and fixtures, $627,605; and other, $2,863; all reduced by accumulated depreciation and amortization of $453,460. In addition, other long lived assets were $40,138 at December 31, 2001.

Depreciation expense for the Reorganized Company 2002 One Month, the Predecessor Company 2002 Two Months and the 2001 First Quarter was $7,780, $17,144 and $28,578, respectively.

NOTE 8.    LONG-TERM DEBT

As discussed in “Note 1. Business Description—Organization, Chapter 11 and Emergence,” on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11. As further discussed in Note 1, upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

New Credit Agreement

As of February 28, 2002, the Company entered into the New Credit Agreement that consists of the $290,000 Term Facility maturing in February, 2008 and the $60,000 Revolver maturing in February, 2007. On the Effective Date, the Company borrowed $10,000 under the Revolver, which amount has been repaid. Outstanding borrowings under the Term Facility bear interest equal to either the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the New Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios. Outstanding borrowings under the Revolver bear interest equal to LIBOR plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The New Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the New Credit Agreement, with a final principal payment of $150,000 due on February 28, 2008. The New Credit Agreement also requires interest payments not less than quarterly and an annual mandatory prepayment based on a percentage of free cash flow, ranging from 25-75%, as specified in the New Credit Agreement. Repayment is also required in amounts specified in the New Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds. The obligations of Worldwide under the New Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the New Credit Agreement. The New Credit Agreement contains certain events of default including cross default provisions.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Subordinated Notes

As of the Effective Date and pursuant to the Plan, the Company issued $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due September 2008 with interest payable semi-annually. The New Subordinated Notes were issued pursuant to the New Indenture. The New Subordinated Notes are expressly subordinated to the payment of the New Credit Agreement and any other senior indebtedness of the Company; contain affirmative and negative covenants generally no more restrictive than those contained in the New Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries of the Company. Subject to certain exceptions, the New Subordinated Notes may not be redeemed at the Company’s option before March 1, 2005. Thereafter, the New Subordinated Notes are redeemable in the manner provided in the New Indenture at redemption prices equal to 106.50% during the 12 month period beginning March 1, 2005, 103.25% during the 12 month period beginning March 1, 2006 and 100.00% beginning on March 1, 2007 and thereafter. Upon the occurrence of both a change of control of the Company (as defined in the New Indenture) and a ratings decline (as defined in the New Indenture), the Company is required to offer to purchase the New Subordinated Notes at 101.00% of their principal amount, plus accrued interest, and has the option to redeem the New Subordinated Notes at 110.00% of their principal amount, plus accrued interest.

DIP Loan

During the Chapter 11 proceeding, the Debtors had a $75,000 debtor-in-possession financing facility (the “DIP Loan”) from a syndicate of banks, including Citibank N.A. (“Citibank”), as Collateral Agent and Administrative Agent. The DIP Loan permitted the Debtors to borrow up to $75,000 from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. There were no amounts outstanding under the DIP Loan between December 31, 2001 and the Effective Date and the DIP Loan was terminated on the Effective Date. Borrowings under the DIP Loan bore interest at a rate of 1.50% over Citibank’s customary base rate or, at the Company’s option, 2.50% over LIBOR.

Prepetition Bank Debt

The Company’s indebtedness under the Old Credit Agreement consisted of a $255,000 senior secured revolving credit facility (the “Bank Facility”) and $365,100 senior secured term loan facilities (the “Term Facilities” and collectively with the Bank Facility, the “Bank Debt”).

The Old Credit Agreement was terminated and the Bank Debt was satisfied upon the Company’s emergence from Chapter 11. As a result of the default under the Bank Debt that existed prior to the Petition Date, the Company paid interest to the Former Secured Creditors at Citibank’s customary base rate plus a margin ranging from 2.75% to 3.75%. The interest rates included a 2% increment for default interest from January 1, 2001 until the Petition Date. After the Petition Date, the Company did not pay the 2% increment for default interest. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest was included in the Former Secured Creditors’ allowed claim and satisfied under the Plan. Prior to cancellation on the Effective Date, the interest rates on the components of the Bank Debt ranged from 7.50% to 8.50%. During 2001 and through the Effective Date, no principal payments were made on the Bank Debt.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term debt at March 31, 2002 and December 31, 2001, consists of:

	Reorganized Company March 31, 2002	Predecessor Company December 31, 2001
Bank Debt(a)	$—	$616,395
Revolver(b)	—	—
Term Facility	290,000	—
New Subordinated Notes	150,000	—
Mortgage and equipment notes(c)	3,107	3,107

Total debt	443,107	619,502
Current maturities	16,563	616,395

Total long-term debt	$426,544	$3,107

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

NOTE 9.    LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at March 31, 2002 and December 31, 2001, consist of:

	March 31, 2002	Predecessor Company December 31, 2001
Old Senior Subordinated Notes	$—	$250,000
Old Senior Subordinated Discount Notes	—	277,000
Unpaid interest	—	45,014
Accounts payable and other	4,691	23,449

	$4,691	$595,463

The balance at March 31, 2002 consists of real and personal property taxes expected to be paid at a discounted rate or over a six year period.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    REORGANIZATION ITEMS, NET AND OTHER CHARGES

Reorganization items, net for the Predecessor Company 2002 Two Months consist of:

Predecessor Company February 28, 2002 (restated)
Professional fees(a)	$10,303
Claims settlement(b)	4,757
Other(c)	(1,772)

$13,288

(a)	Includes amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Includes amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(c)	Includes the reversal of $3,180 that the Company had accrued in connection with the sale of its South American bowling centers.

Refinancing Costs

During the 2001 First Quarter, the Predecessor Company recorded approximately $4,047 of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.

Restructuring Charges

In the Reorganized Company 2002 One Month, the Company recorded charges necessary for Products to move from a direct presence in The People’s Republic of China, Hong Kong and India to a presence through distributors. The charges, excluding compensation amounts, were approximately $2,515 and related to costs associated with doing business on a direct basis in these countries. The Reorganized Company will record a charge of approximately $500 in the three months ended June 30, 2002, related to compensation costs in connection with the move to distributors.

The Company continues to review its international operations in Products and Centers and continues to pursue its restructuring efforts in Products. The review of international operations includes the Company’s structure and commitments. While management of the Company cannot at this time predict the outcome or results, if any, of these efforts and whether any additional restructuring or other charges may be necessary, management presently believes that such review and restructuring efforts will not have a material adverse effect on the Company’s financial position or results of operations. However, there can be no assurances in this regard.

Other Charges

The Company recorded asset impairment charges of approximately $282 in the Reorganized Company 2002 One Month. These charges relate to the Company’s moving to distributors in The People’s Republic of China, Hong Kong and India. The asset impairment charges in the 2001 First Quarter related to under-performing bowling centers that were subsequently closed. For this calculation, fair market value is generally determined based on the average sales proceeds from previous sales of closed bowling centers.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    INCOME TAXES

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

The Company will be included in the consolidated federal and certain consolidated state income tax returns of its former parent, AMF Bowling, through March 8, 2002. There are uncertainties with respect to the application of certain elections to be made in connection with such returns. These elections will be made at the time such tax returns are filed. There can be no assurances that the Internal Revenue Service or state taxing authorities will agree with the elections made. Accordingly, any net operating losses (“NOLs”) and tax credits available to the Company may be substantially reduced or even eliminated by the failure of the Internal Revenue Service or state taxing authorities to agree with such elections. The income tax attributes of other assets may also be reduced. To the extent the asset basis is reduced for income tax purposes, depreciation or amortization of assets will also be reduced and, as a result, the sale or other disposition of such assets may result in a greater tax.

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

The Company must generally reduce its tax attributes, such as NOLs, tax credits, capital loss carryforwards and tax basis in its assets, by any cancellation of indebtedness (“COI”) income realized. COI income is the amount by which the indebtedness discharged in the Chapter 11 proceeding exceeds the cost and the fair market value assigned to property. These circumstances will result in a substantial reduction of the NOL’s and tax credit carryforwards which would have otherwise been available.

Since the Plan provides for substantial changes in Worldwide’s ownership, there will also be annual limitations on the amount of federal and certain state carryforwards on the Effective Date that the Company may be able to utilize on the income tax returns filed in the future. This annual limitation is estimated to be $10,600. The annual limitation may be increased or decreased by certain transactions that result in recognition of either “built-in” gains or losses, which are unrecognized gains or losses for income tax purposes existing as of the Effective Date.

For financial statement purposes, valuation reserves as of March 31, 2002 and December 31, 2001 offset all future tax benefits related to the recognition of net operating losses. However, certain carryforwards may be substantially reduced or eliminated upon emergence from Chapter 11 due to adjustments required by the Code related to COI income.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. (“Hai Heng”) filed an action against AMF Products, in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China. Hai Heng sought to recover $3,000 to $4,000 in damages relating to equipment purchased from AMF Products. Hai Heng asserted the poor quality of the equipment entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the equipment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 1998, the Intermediate Court awarded Hai Heng approximately $3,500. AMF Products appealed the award to the High People’s Court of Heilongjing Province (the “People’s Court”). Prior to completion of the appeal review, the President of the People’s Court in February 1999 issued a judgment in favor of Hai Heng for approximately $2,800 and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products filed an appeal to the Supreme People’s Court in Beijing, the People’s Republic of China (the “Supreme Court”). The Supreme Court declined to review the case and the People’s Court judgment is now final.

AMF Products and Hai Heng have signed a settlement agreement under which the judgment of the People’s Court against AMF Products will be satisfied in full by AMF Products paying Hai Heng $150 and not disputing Hai Heng’s seizure of approximately $940 formerly on deposit in AMF Products’ Beijing bank account. Hai Heng has refused to complete the terms of the settlement.

On January 19, 2001, AMF Products entered into an administrative Consent Order with the New York State Department of Environmental Conservation (“DEC”), whereby AMF Products agreed to submit an approvable engineering report and implement a schedule for installation of new control equipment and boiler upgrades and perform stacks tests to ensure compliance of its 22.8 MBtu per hour wood fired boiler with New York State air emission requirements. AMF Products also agreed to pay a $15 penalty of which $5 was suspended. On April 17, 2002, AMF Products and DEC entered into an Amended Consent Order relating to the same matter, which resolved allegations by DEC that AMF Products did not comply with the schedule under the Consent Order. The Amended Consent Order increased the penalty from the original $15 to $50 with $40 being suspended. This $40 will be extinguished when AMF Products fulfills its obligations under the Amended Consent Order. The Amended Consent Order provides an extended schedule for submission of the approvable engineering report and for the installation of new control equipment and boiler upgrades and the performance of stack tests.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers’ compensation claims and personal injury claims from customers of Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

AMF Products recently began a review of claims and other legal matters outside of the U.S. involving AMF Products and related to the sale of NCPs and other bowling equipment. This review is ongoing and at this time has revealed that customers in Germany have raised product quality and shipping issues, either in response to collection lawsuits or in suits initiated by customers against AMF Products. Management of the Company cannot predict the outcome of such claims and other legal matters or whether they will have a material adverse impact on the Company’s financial position or results of operations.

NOTE 13.    EQUITY

The Company’s equity at March 31, 2002 and December 31, 2001, consists of:

	Reorganized Company March 31, 2002	Predecessor Company December 31, 2001
Common Stock	$ 100	$ —
Paid-in capital	211,800	1,047,529
Retained earnings (deficit)	4,697	(781,991)
Accumulated other comprehensive income (loss)	1,256	(36,004)

	$217,853	$ 229,534

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The authorized capital stock of Worldwide, after the Effective Date, consists of 20,000,000 shares of New AMF Common Stock and 5,000,000 shares of voting preferred stock (the “Preferred Stock”), par value $0.01 per share.

At March 31, 2002, the Common Stock reflects all of the shares that will ultimately be issued in connection with the Plan. There were 9,250,000 shares outstanding on the Effective Date. The remaining shares of New AMF Common Stock will be issued as claims are resolved in accordance with the Plan.

Prior to the Effective Date, Worldwide had 100 shares of common stock, par value $0.01 per share, issued and outstanding. These shares were owned by Worldwide’s former direct parent, Group Holdings. On March 8, 2002, such shares were cancelled and the Reorganized Company’s affiliation with Group Holdings ceased.

In conjunction with fresh start accounting, the historical amount of common stock, paid-in capital, deficit and accumulated other comprehensive loss were eliminated as of February 28, 2002.

Under the Plan, an aggregate of 9,249,987 shares of New AMF Common Stock were issued as of the Effective Date to the Former Secured Creditors. On April 29, 2002, Worldwide issued an aggregate 705,515 shares of New AMF Common Stock, 1,660,036 Series A Warrants and 1,621,874 Series B Warrants to the holders of the Old Subordinated Notes. An additional 44,485 shares of New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants will be issued from time to time in accordance with the terms of the Plan to the Remaining Former Unsecured Creditors in full satisfaction of their claims.

Worldwide adopted a 2002 Stock Option Plan (the “2002 Stock Option Plan”) that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of New AMF Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for changes in the Company’s capital structure as provided under the 2002 Stock Option Plan) pursuant to stock options that may be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Worldwide’s Compensation Committee is authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of awards granted under the 2002 Stock Option Plan. As of the Effective Date, Worldwide granted 919,282 stock options under the 2002 Stock Option Plan. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations is presented below (in millions):

	Reorganized Company One Month ended March 31, 2002
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Eliminations	Total
Revenue from unaffiliated customers	$50.7	$9.2	$59.9	$5.2	$2.2	$7.4	$—	$—	$67.3
Intersegment sales	—	—	—	1.4	0.2	1.6	—	(1.6)	—
Operating income (loss)	13.4	1.2	14.6	(1.1)	(2.8)	(3.9)	(1.8)	0.1	9.0
Total assets (restated)	523.7	96.1	619.8	88.0	41.0	129.0	28.0	6.4	783.2
Depreciation and amortization	6.5	0.9	7.4	0.4	—	0.4	0.1	(0.1)	7.8
Capital expenditures	1.6	0.5	2.1	0.2	—	0.2	0.3	—	2.6

	Predecessor Company Two Months ended February 28, 2002
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Eliminations	Total
Revenue from unaffiliated customers	$93.1	$18.2	$111.3	$6.5	$5.0	$11.5	$—	$—	$122.9
Intersegment sales	—	—	—	1.7	0.5	2.2	—	(2.2)	—
Operating income (loss) (restated)	19.6	1.7	21.3	(4.1)	—	(4.1)	(3.3)	0.2	14.0
Total assets (restated)	526.2	92.7	618.9	90.1	33.8	123.9	36.7	6.2	785.7
Depreciation and amortization	13.6	2.2	15.8	1.3	0.1	1.4	0.1	(0.2)	17.1
Capital expenditures	1.1	0.5	1.6	0.4	0.1	0.5	0.4	—	2.5

	Predecessor Company Three Months ended March 31, 2001
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Eliminations	Total
Revenue from unaffiliated customers	$145.7	$28.4	$174.1	$11.8	$19.8	$31.6	$—	$—	$205.7
Intersegment sales	—	—	—	3.0	0.9	3.9	—	(3.9)	—
Operating income (loss)	27.9	1.5	29.4	(7.2)	(0.1)	(7.3)	(6.6)	0.3	15.8
Total assets	749.2	285.2	1,034.4	567.4	62.4	629.8	13.1	5.4	1,682.7
Depreciation and amortization	22.1	5.5	27.6	6.1	0.2	6.3	0.3	(0.3)	33.8
Capital expenditures	3.0	1.4	4.4	0.3	0.3	0.6	—	—	5.0

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Condensed Consolidated Financial Statements

Subsequent to filing the first quarter Form 10-Q, the Company identified certain adjustments that should have been recorded in the Predecessor Company’s consolidated financial statements. The Predecessor Company 2002 Two Month condensed consolidated financial statements have been restated to reflect these entries. These entries were made to record certain operating expenses in the proper accounting period, to reverse an error accrued in reorganization items, net, and to properly state income tax expense and the related deferred tax assets and liabilities. As a result of these adjustments, the write down of certain long lived assets previously recorded by the Company in connection with the fresh start accounting entries described in Note 4 was increased from $64.5 million to $66.0 million. These adjustments had no effect on previously reported net income (loss) for the Predecessor Company 2002 Two Months or the Reorganized Company One Month.

In addition, the Company is reclassifying $11.7 million of cash payments for deferred financing costs made during the Predecessor Company 2002 Two Months from operating activities to properly classify such payments as a financing activity. These items are discussed in Note 3 of the Condensed Consolidated Financial Statements.

Chapter 11 and Emergence

On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. During the Chapter 11 proceeding, the Debtors managed and operated their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. Subsequent to the Petition Date, AMF Bowling, the Company’s former indirect parent, filed a separate petition for relief under Chapter 11.

On February 1, 2002, the Bankruptcy Court confirmed the Plan of the Debtors. The Plan became effective March 8, 2002, which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into the New Credit Agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders. Worldwide also entered into the New Indenture providing for the issuance of the New Subordinated Notes. Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company’s other pre-petition indebtedness were discharged and terminated.

As of February 28, 2002, the Reorganized Company reflected the borrowing of $290.0 million under the Term Facility and $10.0 million under the Revolver provided by the New Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequently, the outstanding $10.0 million borrowing under the Revolver was repaid. The Revolver remains available for the Reorganized Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Pursuant to the Plan, on March 8, 2002, the shares of common stock of Worldwide formerly held by Group Holdings were cancelled. Worldwide issued 9,249,987 shares of New AMF Common Stock and $150.0 million in New Subordinated Notes and paid $286.7 million in cash to the Former Secured Creditors in full satisfaction of their claims.

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

Background

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers and Products separately.

The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the 2002 First Quarter versus the 2001 First Quarter reflect the closing of three centers and the opening of one center.

The following discussion should be read in conjunction with the interim condensed consolidated financial statements of the Company and the notes thereto set forth in this Quarterly Report on Form 10-Q/A. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding.

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

		Reorganized Company	Predecessor Company
	Three months ended March 31, 2002(a)	One month ended March 31, 2002	Two months ended February 28, 2002	Three months ended March 31, 2001
	(restated)		(restated)
	(dollars in millions)
Centers (before intersegment eliminations)
Operating revenue	$171.2	$59.9	$111.3	$174.1
Costs of goods sold	16.2	5.6	10.6	16.7
Bowling center operating expenses	93.8	31.6	62.2	97.7
Selling, general, and administrative expenses	1.9	0.6	1.3	1.9
Restructuring, refinancing and other charges	0.1	—	0.1	0.8
Depreciation and amortization	23.2	7.4	15.8	27.6

Operating income	$36.0	$14.6	$21.3	$29.4

Selected Data
EBITDA	$59.3	$22.1	$37.1	$57.8
EBITDA Margin	34.6%	36.8%	33.3%	33.2%

Products (before intersegment eliminations)
Operating revenue	$22.7	$9.0	$13.7	$35.5
Costs of goods sold	18.0	6.6	11.4	29.5

Gross profit	4.7	2.4	2.3	6.0
Selling, general, and administrative expenses	7.8	3.1	4.7	6.8
Restructuring, refinancing and other charges	3.1	2.8	0.3	0.2
Depreciation and amortization	1.8	0.4	1.4	6.3

Operating loss	$(8.0)	$(3.9)	$(4.1)	$(7.3)

Selected Data
EBITDA	$(3.1)	$(0.7)	$(2.4)	$(0.8)
EBITDA margin	-13.7%	-7.8%	-17.5%	-2.3%

Consolidated
Operating revenue	$190.2	$67.3	$122.9	$205.7
Costs of goods sold	30.8	10.8	20.0	42.6
Bowling center operating expenses	93.9	31.9	62.0	97.4
Selling, general, and administrative expense	14.4	5.0	9.4	12.0
Restructuring, refinancing and other charges	3.1	2.8	0.3	4.0
Depreciation and amortization	24.9	7.8	17.1	33.8

Operating income	23.0	9.0	14.0	15.8
Interest expense, net	12.2	4.0	8.1	37.8
Other expense (income), net	0.7	(0.2)	0.9	4.5

Income (loss) before reorganization items, net and fresh start accounting adjustments	10.2	5.2	5.0	(26.5)
Reorganization items, net	13.3	—	13.3	—
Fresh start accounting adjustments	66.0	—	66.0	—

Income (loss) before provision for income taxes, extraordinary item, and cumulative effect of change in accounting for goodwill	(69.1)	5.2	(74.3)	(26.5)
Provision for income taxes	1.6	0.4	1.1	2.8

Net income (loss) before extraordinary item and cumulative effect in change of accounting for goodwill	(70.7)	4.7	(75.4)	(29.2)
Extraordinary item—gain on debt discharge, net	774.8	—	774.8	—
Cumulative effect of change in accounting for goodwill	(718.4)	—	(718.4)	—

Net income (loss)	$(14.3)	$4.7	$(19.0)	$(29.2)

(a)	The results for the three months ended March 31, 2002 reflect the combination of the Reorganized Company 2002 One Month and the Predecessor Company 2002 Two Months.

Centers

Centers results reflect all bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 514 centers that were in operation one full fiscal year as of December 31, 2001. The discussion of new center results reflects the results of one center that has been in operation less than one full fiscal year as of December 31, 2001. Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other, including shoe rental, amusement machines, billiards and pro shops (“Ancillary Sources”). In the 2002 First Quarter, bowling, food and beverage and Ancillary Sources represented 59.3%, 27.4% and 13.3% of total Centers revenue, respectively. In the 2001 First Quarter, bowling, food and beverage and Ancillary Sources represented 59.0%, 27.6% and 13.4% of total Centers revenue, respectively.

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

Operating expenses decreased $3.9 million or 4.0%. A decrease of $2.0 million was attributable to constant centers and was primarily the result of decreased advertising and promotion expense. A decrease of $1.5 million was attributable to closed centers. As a percentage of revenue, Centers operating expenses were 54.8% for the 2002 First Quarter compared with 56.1% for the 2001 First Quarter.

Centers selling, general and administrative expenses were flat for the 2002 First Quarter compared to the 2001 First Quarter.

EBITDA increased $1.5 million or 2.6% versus the 2001 First Quarter primarily due to decreased operating expenses more than offsetting the decline in revenue. EBITDA margin for the 2002 First Quarter was 34.6% compared with 33.2% for the 2001 First Quarter.

Products

2002 First Quarter compared to 2001 First Quarter

Products operating revenue decreased $12.8 million or 36.1%. The absence of a strong market, such as the Asia Pacific region in the mid-1990’s, increased price pressure, competition from smaller manufacturers in certain product lines, competition in general and the lingering effects of technical difficulties in the scoring and back office systems introduced in 1998 continue to adversely impact results. Management believes the Chapter 11 proceeding may have adversely impacted some sales opportunities.

Gross profit decreased $1.3 million or 21.7% primarily as a result of the significant decrease in revenue. Gross profit margin was 20.7% in the 2002 First Quarter compared to 16.9% in the 2001 First Quarter. The improved margin percentage was primarily due to reductions in warranty expense, freight costs and efficiencies in labor.

Products selling, general and administrative expenses increased $1.0 million or 14.7% as compared with the 2001 First Quarter. An increase of $0.7 million in the 2002 First Quarter versus the 2001 First Quarter was due to recording of charges for recently discovered legal matters and claims in Germany and an increase in the reserve for expenses involving a former employee.

Restructuring

In the Reorganized Company 2002 One Month, Products recorded restructuring charges necessary to move from a direct presence in The People’s Republic of China, Hong Kong and India to a presence through distributors. The charges, excluding compensation amounts, were approximately $2.5 million and related to costs associated with doing business on a direct basis in these countries. In addition, in the Reorganized Company 2002 One Month, Products recorded an asset impairment charge of $0.3 million related to the move to distributors. Products will record a charge of approximately $0.5 million in the three months ended June 30, 2002 related to compensation costs in connection with the move to distributors.

The Company continues to review its international operations in Products and Centers and continues to pursue its restructuring efforts in Products. The review of international operations includes the Company’s structure and commitments. While management of the Company cannot at this time predict the outcome or results, if any, of these efforts and whether any additional restructuring or other charges may be necessary, management presently believes that such review and restructuring efforts will not have a material adverse effect on the Company’s financial position or results of operations. However, there can be no assurances in this regard.

Consolidated

Consolidated revenue for the 2002 First Quarter was $190.2 million, a decrease of $15.5 million or 7.5% compared with the 2001 First Quarter. EBITDA was $51.0 million, a decrease of $2.7 million or 5.0% below the 2001 First Quarter.

Depreciation and Amortization

Depreciation and amortization decreased $8.9 million or 26.3% in the 2002 First Quarter compared with the 2001 First Quarter. This change was primarily due to the write off of $718.4 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

Interest Expense

Gross interest expense decreased $26.2 million or 68.2% in the 2002 First Quarter compared with the 2001 First Quarter. From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11.5 million of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding. Interest expense on the Bank Debt during the 2001 First Quarter included an additional $2.8 million of default interest related to the Company’s default under the Old Credit Agreement. After the Petition Date, the Company did not pay the 2.0% increment for default interest. See “Note 7. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements and “—Liquidity” and “—Capital Resources” for further description of the debt.

Provision for Income Taxes

The Company is projecting a net loss from its U.S. business activities in its current tax year. The Company intends to fully reserve the net deferred tax asset created during the current tax year in its U.S. operations. Therefore, the Company anticipates that its effective tax rate for its U.S. business activities will be 0% and, accordingly, the Company has not recorded a provision for income taxes for its U.S. business activities in the Reorganized Company 2002 One Month. The provision for income taxes as recorded relates to certain international business activities. See “Note 10. Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for a further discussion of income tax related matters.

Net Loss

Net loss in the 2002 First Quarter totaled $14.3 million compared with a net loss of $29.2 million in the 2001 First Quarter. In addition to the impact of changes in EBITDA, depreciation and amortization, interest and provisions for income taxes discussed above, the Company recorded non-recurring amounts associated with: change in accounting for goodwill, $718.4 million; gain on debt discharge, net, $774.8 million; reorganization items, net, $13.3 million; and fresh start accounting adjustments, $66.0 million.

Liquidity—Capital Resources—Asset Sales—Capital Expenditures

General

The Predecessor Company’s indebtedness under the Old Credit Agreement consisted of a $255.0 million Bank Facility and $365.1 million Term Facilities. This indebtedness was discharged and terminated in the Chapter 11 proceeding.

During the Chapter 11 proceeding, the Predecessor Company had a DIP Loan. There were no amounts outstanding under the DIP Loan between December 31, 2001 and the Effective Date and the DIP Loan was discharged and terminated on the Effective Date.

As of February 28, 2002, the Company entered into the New Credit Agreement. The New Credit Agreement provides for a $290.0 million Term Facility and a $60.0 million Revolver. The proceeds of the Term Facility and approximately $10.0 million of the Revolver were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10.0 million borrowing under the Revolver was repaid. As of May 3, 2002, there were no outstanding borrowings under the Revolver. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

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

The Company generally relies on cash flow from operations and borrowings under the Revolver to fund its liquidity and capital expenditure needs. The Company’s ability to repay its indebtedness will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

Liquidity

Working capital as of March 31, 2002 was $1.9 million compared with negative working capital of $613.4 million at December 31, 2001, an increase of $615.2 million. As a result of a default under the Old Credit Agreement, the Company’s debt was reclassified as current at December 31, 2000. Decreases in working capital at March 31, 2002 compared to December 31, 2001 were attributable to a decrease of $3.4 million in receivables and an increase of $13.7 million in accrued expenses. These decreases in working capital were offset by an increase in working capital attributable to a decrease of $599.8 million in current portion of long-term debt, resulting primarily from the extinguishment of certain prepetition long-term debt, an increase in cash and cash equivalents of $21.5 million and an increase of $9.1 million in inventory.

Net cash provided by operating activities was $32.1 million in the 2002 First Quarter as compared with a net cash use of $1.4 million in the 2001 First Quarter, a difference of $33.5 million. Increases resulted from: (i) $14.3 million net loss in the 2002 First Quarter compared with $29.2 million net loss in the 2001 First Quarter; (ii) $718.4 million attributable to a change in accounting for goodwill; (iii) $29.8 million attributable to changes in accounts payable and accrued expenses; (iv) $66.0 million due to fresh start accounting adjustments; (v) $1.5 million attributable to changes in other assets; and (vi) $5.6 million attributable to changes in other operating activities. These increases were partially offset by decreases of: (i) gain on debt discharge of $774.8 million; (ii) $8.9 million attributable to a reduction in depreciation and amortization; (iv) $6.5 million attributable to decreased amortization of bond discount; and (v) $0.2 million due to gain on sale of property.

Net cash used in investing activities was $5.1 million for the 2002 First Quarter compared with $4.9 million in the 2001 First Quarter, a difference of $0.2 million. Purchases of property and equipment increased by $0.1 million in the 2002 First Quarter. Proceeds from the sale of property and equipment decreased by $0.1 million in the 2002 First Quarter.

Net cash used in financing activities was of $8.4 million in the 2002 First Quarter compared with no net cash used in the 2001 First Quarter, a difference of $8.4 million. Proceeds from long-term debt exceeded repayments by $3.3 million. During the 2002 First Quarter, the Company borrowed and repaid $10.0 million under the Revolver.

As a result of the aforementioned, cash increased by $21.5 million in the 2002 First Quarter compared with a decrease of $3.9 million in the 2001 First Quarter.

Capital Resources

As of March 31, 2002, the Company’s debt consisted of $290.0 million of borrowings under the Term Facility, $150.0 million of New Subordinated Notes and $3.1 million represented by one mortgage note and one capitalized equipment lease. As of March 31, 2002, the Company had $55.4 million available for borrowing under the Revolver, with no amounts outstanding and $4.6 million of issued but undrawn standby letters of credit. See “Note 1. Business Description—Organization, Chapter 11 and Emergence” and “Note 7. Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements.

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

As of December 31, 2001, the Company’s debt consisted primarily of $616.4 million of borrowings under the Old Credit Agreement, $3.1 million represented by one mortgage note and one capitalized equipment lease, $250.0 million of Old Senior Subordinated Notes and $277.0 million of Old Senior Subordinated Discount Notes. As of December 31, 2001, the borrowings outstanding under the Old Credit Agreement consisted of $365.1 million under the Term Facilities and $251.3 million under the Bank Facility.

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

Capital Expenditures

The Company’s capital expenditures were $5.1 million in the 2002 First Quarter compared with $5.0 million in the 2001 First Quarter, an increase of $0.1 million. Products expenditures increased $0.8 million. Company-wide information systems expenditures decreased $1.0 million. Centers maintenance and modernization expenditures decreased by $0.6 million.

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

International Operations

The Company’s international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of Products’ bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 14.4% and 12.0% of consolidated revenue and EBITDA, respectively, in the 2002 First Quarter. Revenue and EBITDA of international bowling centers represented 13.8% and 13.4% of consolidated revenue and EBITDA, respectively, in the 2001 First Quarter.

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation during the 2002 First Quarter and the 2001 First Quarter, respectively.

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

The Company has not hedged against exchange rate movements relative to its investment in foreign operations. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company’s bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 14.4% and 12.0% of consolidated revenue and EBITDA, respectively, in the 2002 First Quarter. Revenue and EBITDA of international bowling centers represented 13.8% and 13.4% of consolidated revenue and EBITDA, respectively, in the 2001 First Quarter.

PART II

Item 1.     Legal Proceedings

The Company emerged from Chapter 11 on March 8, 2002 and accordingly no longer operates under the constraints of Chapter 11. Under the Plan, however, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, executory contracts and unexpired leases, litigation pending in the Bankruptcy Court at the time of confirmation, litigation the Company or other parties may commence relating to the Chapter 11 proceeding, and specific matters relating to the implementation and consummation of the Plan. See “Item 1. Business—Chapter 11 and Emergence” for additional information regarding the Company’s Chapter 11 proceeding.

In June 1998, Hai Heng filed an action against AMF Products, in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China. Hai Heng sought to recover $3.0 million to $4.0 million in damages relating to equipment purchased from AMF Products. Hai Heng asserted the poor quality of the equipment entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the equipment.

In November 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Products appealed the award to the People’s Court. Prior to completion of the appeal review, the President of the People’s Court in February 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products filed an appeal to the Supreme Court. The Supreme Court declined to review the case and the People’s Court judgment is now final.

AMF Products and Hai Heng have signed a settlement agreement under which the judgment of the People’s Court against AMF Products will be satisfied in full by AMF Products paying Hai Heng $150,000 and not disputing Hai Heng’s seizure of approximately $940,000 formerly on deposit in AMF Products’ Beijing bank account. Hai Heng has refused to complete the terms of the settlement.

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

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers’ compensation claims and personal injury claims from customers of Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

AMF Products recently began a review of claims and other legal matters outside of the U.S. involving AMF Products and related to the sale of NCPs and other bowling equipment. This review is ongoing and at this time has revealed that customers in Germany have raised product quality and shipping issues, either in response to collection lawsuits or in suits initiated by customers against AMF Products. Management of the Company cannot predict the outcome of such claims and other legal matters or whether they will have a material adverse impact on the Company’s financial position or results of operations.

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

Environmental Matters

The Company’s operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

The Company currently and from time to time is subject to environmental claims. In management’s opinion, the various claims in which the Company currently is involved are not likely to have a material adverse impact on its financial position or results of operations.

The Company cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the Company’s products, or providing its services, or otherwise adversely affect the demand for its products or services.

Item 2.     Changes in Securities and Use of Proceeds

The authorized capital stock of Worldwide, after the Effective Date, consists of 20,000,000 shares of New AMF Common Stock and 5,000,000 shares of Preferred Stock. As of the Effective Date, Worldwide also amended its Bylaws.

Prior to the Effective Date, Worldwide had 100 shares of common stock, par value $0.01 per share, issued and outstanding. The shares were owned by Worldwide’s former direct parent, Group Holdings. On the Effective Date, such shares were cancelled and the Reorganized Company’s affiliation with Group Holdings ceased.

Pursuant to the Plan, on the Effective Date, Worldwide issued 9,249,987 shares of New AMF Common Stock and $150.0 million in New Subordinated Notes to the Former Secured Creditors in full satisfaction of their claims.

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

The New AMF Common Stock, the New Subordinated Notes and the Warrants were issued in reliance on the provisions of Section 1145(a)(1) of the Bankruptcy Code that exempt the initial offer and distribution, and certain resales, of those securities from registration under the federal securities laws (the “Bankruptcy Code Exemption”). Up to 44,485 shares of the New AMF Common Stock, 104,670 Series A Warrants and 102,264 Series B Warrants will be issued and distributed in reliance on the Bankruptcy Code Exemption to the Remaining Former Unsecured Creditors from time to time in accordance with the Plan.

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

Worldwide adopted the 2002 Stock Option Plan that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of New AMF Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for changes in the Company’s capital structure as provided under the 2002 Stock Option Plan) pursuant to stock options that may be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Worldwide’s Compensation Committee is authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of awards granted under the 2002 Stock Option Plan. As of the Effective Date, Worldwide granted 919,282 stock options under the 2002 Stock Option Plan. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date.

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

Item 6.     Exhibits and Reports on Form 8-K

(a	)	Exhibits

2.1		Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries.(1)

2.2		Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries.(2)

3.1		Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc.(3)

3.2		Amended and Restated By-Laws of AMF Bowling Worldwide, Inc.(4)

4.1
Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 13.00% Senior Subordinated Notes due 2008.(5)

4.2		Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).

4.3		Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock.(6)

4.4		Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent.(7)

4.5		Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent.(8)

10.1
Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits).(9)

10.2		AMF Bowling Worldwide, Inc. 2002 Stock Option Plan.(10)*

10.3		Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith.(11)*

10.4		Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith.(12)*

10.5		Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith.(13)*

10.6		Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent.(14)*

10.7		Addendum dated April 25, 2002 to Employment Letter, dated as of August 8, 2001, between AMF Bowling Worldwide, Inc. and Frederick G. Kraegel. (filed herewith)*

Notes to Exhibits:

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001.
(2)	Incorporated by reference to Exhibit 4.6 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(3)	Incorporated by reference to Exhibit 3.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(4)	Incorporated by reference to Exhibit 3.2 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(5)	Incorporated by reference to Exhibit 4.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(6)	Incorporated by reference to Exhibit 4.3 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(7)	Incorporated by reference to Exhibit 4.4 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(8)	Incorporated by reference to Exhibit 4.5 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(9)	Incorporated by reference to Exhibit 10.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(10)	Incorporated by reference to Exhibit 10.2 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(11)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001.
(12)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001.
(13)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001.
(14)	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001.

(b)    Reports on Form 8-K:

1.	A current report was filed February 5, 2002, in which Worldwide announced confirmation of its plan of reorganization.

2.	A current report was filed March 8, 2002, in which Worldwide announced that it emerged from Chapter 11 under the United States Bankruptcy Code.

3.	A current report was filed April 1, 2002, in which Worldwide announced a change in its fiscal year.

4.	A current report was filed May 10, 2002, in which Worldwide announced the distribution of new securities to the holders of the Old Subordinated Notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF BOWLING WORLDWIDE, INC. (Registrant)

/S/ CHRISTOPHER F. CAESAR Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	September 30, 2002

CERTIFICATIONS

I, Roland C. Smith, President and Chief Executive Officer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of AMF Bowling Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 30, 2002

/S/ ROLAND C. SMITH
Roland C. Smith President and Chief Executive Officer

CERTIFICATIONS

I, Christopher F. Caesar, Senior Vice President, Chief Financial Officer and Treasurer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of AMF Bowling Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 30, 2002

/S/ CHRISTOPHER F. CAESAR
Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer