Form 10-KT
period 2002-06-30
AMF BOWLING WORLDWIDE INC
filed 2002-09-30
CIK 1015535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2002 to June 30, 2002
Commission File Number 001-12131

AMF BOWLING WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3873272
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8100 AMF Drive
Richmond, Virginia 23111
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(804) 730-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of August 30, 2002 was 10,000,000 (excluding stock purchase warrants, restricted stock and stock options). The aggregate market value of the Registrant’s common stock held by non-affiliates was $67,550,784 based upon the $28.00 per share closing price for those shares as reported on the OTC Bulletin Board on September 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMF BOWLING WORLDWIDE, INC.

Transition Report on Form 10-K

For the six month transition period ended June 30, 2002

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements in this report for the transition period from January 1, 2002 through June 30, 2002 (the “Transition Report”) or statements incorporated by reference from documents filed with the Securities and Exchange Commission (“SEC”) are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and, together with its subsidiaries, the “Company”), including but not limited to:

•	any statements concerning:

•	the results of operations of the Company’s businesses;

•	the results of the Company’s initiatives to improve its bowling centers operations and its business of selling bowling equipment;

•	the amounts of capital expenditures needed to maintain or improve the Company’s bowling centers;

•	the Company’s ability to comply with covenants in its financing facilities and generate cash flow to service its indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this Transition Report that are not historical facts.

These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, particularly risks associated with the Company’s emergence from Chapter 11, the inclusion of forward-looking statements in this Transition Report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	the Company’s ability to retain and attract higher quality bowling center managers;

•	the Company’s ability to implement successfully initiatives designed to maintain bowling customer traffic in its bowling centers and improve performance;

•	the Company’s ability to implement successfully the Company’s business initiatives;

•	competition in the Company’s bowling products business;

•	the success of the Company’s ongoing restructuring efforts in its bowling products business;

•	the risk of adverse political acts or developments in the Company’s international markets;

•	fluctuations in foreign currency exchange rates;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in pending or future litigation; and

•	changes in interest rates.

The foregoing review should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Transition Report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

General Business

The Company is engaged in two business segments:

•	the operation of bowling centers in the United States (“U.S. Centers”) and internationally (“International Centers” and collectively with U.S. Centers, “Centers”); and

•
the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling balls, bags and shoes (collectively, “Products”).

Centers is the largest operator of bowling centers in the world, and as of June 30, 2002, operated 387 bowling centers in the U.S. and 103 bowling centers in six foreign countries. As of June 30, 2002, Centers owned the real estate at 302 of its bowling centers and leased the real estate at 188 of its bowling centers.

Products is one of the two largest manufacturers of bowling center equipment in the world. Products revenue consists of two major sales categories:

•	New Center Packages (“NCPs”), which is all of the equipment necessary to outfit one lane at a new or existing bowling center; and

•
Modernization and Consumer Products, which is equipment used to upgrade an existing center, spare parts, pins, supplies and consumable products used in the operation of a center, and bowling balls and ancillary products for resale to bowlers. Products also manufactures and sells its Playmaster, Highland and Renaissance brands of billiard tables.

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. Worldwide’s business operations and operating assets are held in subsidiaries. U.S. Centers is primarily operated through AMF Bowling Centers, Inc. (“AMF Centers”), a wholly owned, indirect subsidiary of Worldwide. International Centers is operated through separate, indirect subsidiaries of Worldwide that operate bowling centers in various countries. Products is primarily operated through AMF Bowling Products, Inc. (“AMF Products”), which is a wholly owned, indirect subsidiary of Worldwide.

Change of Fiscal Year

On March 20, 2002, the Company’s Board of Directors approved the change of the Company’s fiscal year end from December 31 to the Sunday closest to June 30. This will result in future fiscal years having 52 or 53 weeks. Previously, the Company’s fiscal year ran from January 1 through December 31. The Company also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Management believes the change in fiscal year and quarterly reporting will complement the seasonal cycle of U.S. Centers, which is the Company’s largest business segment. The U.S. Centers peak business cycle begins in late summer as leagues are formed and ends in mid spring as bowling leagues end.

This Transition Report covers the period from January 1, 2002 through June 30, 2002 (the “Transition Period”). Thereafter, the Company’s fiscal year will be from the Monday closest to June 30 through the Sunday closest to June 30.

Background

In May 1996, an investor group led by Goldman, Sachs & Co. (“Goldman Sachs”) acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In connection with the acquisition, the Company became a wholly owned subsidiary of AMF Group Holdings Inc. (“Group Holdings”), which was a wholly owned subsidiary of AMF Bowling, Inc. (“AMF Bowling”).

The Company implemented a business strategy that included:

•	acquiring a significant number of bowling centers;

•	building a recognized national brand of bowling and entertainment centers; and

•	capitalizing on demand at that time for NCPs in certain international markets.

To finance this strategy, AMF Bowling completed an initial public offering of common stock in 1997 and a sale of zero coupon convertible debentures in 1998. The Company also borrowed under its senior secured credit agreement dated May 1, 1996, as amended and restated (the “Old Credit Agreement”), to fund its acquisition program.

In mid-1998, after acquiring approximately 260 bowling centers, management recognized that Centers revenue and cash flow from operations (as measured on a constant center basis) had generally declined. Rapid growth through acquisitions and center manager attrition led to problems in integrating new centers and managing the expanded operations. At the same time, management recognized that Products revenue and cash flow from operations were declining as demand for NCPs dropped dramatically following economic difficulties in the Asia Pacific region, Products largest NCP market at that time. Further, product quality and order fulfillment problems began to adversely impact sales. These financial and operational problems caused the Company to curtail its acquisition program and focus on improving operations.

In mid-1999, management implemented initiatives designed to improve the Company’s performance. It became apparent in 2000 that these initiatives would take longer than expected and that projected cash flows were insufficient to service long term debt obligations. The Company engaged a financial advisor to evaluate options, including restructuring its debt. In August 2000, the Company entered into discussions and negotiations with informal committees of both its lenders under the Old Credit Agreement and the holders of its subordinated debt. The Company subsequently announced that it would not make scheduled interest payments on its subordinated debt. Furthermore, in December 2000, the Company failed to make scheduled principal payments and delayed scheduled interest payments under the Old Credit Agreement. While discussions and negotiations continued with the informal committees, it became apparent that the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), was probably the most effective way to restructure the Company’s balance sheet.

Chapter 11 and Emergence

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). After the Petition Date, AMF Bowling, the Company’s former indirect parent, filed a separate petition for relief under Chapter 11.

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, the Company entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the “Credit Agreement”). The Company also entered into an indenture dated as of March 8, 2002 (the “Indenture”), providing for the issuance of $150.0 million aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the “Subordinated Notes”). As part of the Chapter 11 proceeding, the Company closed 14 U.S. bowling centers and two golf driving ranges. The Company rejected related leases for those locations and for nine other centers closed prior to the commencement of the Chapter 11 proceeding.

Pursuant to the Plan, as of the Effective Date:

•
all indebtedness under the Old Credit Agreement and its 10 7/8 % Series B Senior Subordinated Notes due 2006 (the “Old Senior Subordinated Notes”) and its 12 ¼% Series B Senior Subordinated Discount Notes due 2006 (the “Old Senior Subordinated Discount Notes,” and collectively with the Old Senior Subordinated Notes, the “Old Subordinated Notes”) and substantially all of the Company’s other pre-Petition Date indebtedness were discharged;

•
the Company borrowed $290.0 million under a term facility (the “Term Facility”) and $10.0 million under a $60.0 million revolving credit facility (the “Revolver”) provided by the Credit Agreement and used these funds to make cash payments to satisfy certain claims and expenses under the Plan;

•	the shares of common stock of Worldwide held by its former direct parent, Group Holdings, were cancelled;

•
Worldwide distributed 9,249,987 shares of new common stock, $0.01 par value (the “Common Stock”) and $150.0 million of Subordinated Notes and paid $286.7 million in cash to its former secured creditors under the Old Credit Agreement (the “Former Secured Creditors”) in full satisfaction of their claims; and

•	Worldwide issued options to certain members of management to purchase shares of Common Stock and granted a restricted stock award to its chief executive officer.

Pursuant to the Plan, after the Effective Date, the Company:

•
distributed to the holders of the Old Subordinated Notes and to certain other holders of allowed unsecured claims under the Plan an aggregate of 705,606 shares of Common Stock, 1,660,261 Series A Warrants (the “Series A Warrants”) and 1,622,094 Series B Warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) in full satisfaction of their claims;

•
expects to distribute on or about September 30, 2002, 2,872 shares of Common Stock, 6,885 Series A Warrants and 6,731 Series B Warrants to certain other holders of allowed unsecured claims under the Plan in full satisfaction of their claims; and

•
will distribute to the Debtors’ remaining former unsecured non-priority creditors (the “Remaining Former Unsecured Creditors”) up to 41,522 shares of Common Stock, 97,560 Series A Warrants and 95,313 Series B Warrants in full satisfaction of their claims.

Upon distribution of all shares of Common Stock under the Plan, the Company will have issued 10,000,000 shares of Common Stock.

AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings and the Company no longer has any affiliation with either AMF Bowling or Group Holdings.

Fresh Start Accounting

In connection with its emergence from Chapter 11, the Company applied fresh start accounting to its financial statements in accordance with Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to its various assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and its liabilities were stated at their present values.

Although the Effective Date of the Plan was March 8, 2002, the consummation of the Plan has been reflected as of February 28, 2002, the end of the Company’s most recent fiscal month prior to the Effective Date. The Company, as it existed prior to March 8, 2002, is sometimes referred to as the “Predecessor Company” and, as it existed on and after March 8, 2002, is sometimes referred to as the “Reorganized Company.” The operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented as a result of the application of fresh start accounting at February 28, 2002. The financial statements of the Company after the Effective Date are not comparable with the Predecessor Company’s financial statements.

Post-Chapter 11 Capital Structure of the Company

As of the Effective Date, the Company’s outstanding indebtedness (excluding trade payables incurred in the ordinary course after the Petition Date and administrative expenses incurred in the Chapter 11 proceeding) consisted of: $290.0 million of debt under the Term Facility, $10.0 million of debt under the Revolver, $150.0 million of Subordinated Notes, and approximately $3.1 million of other debt, representing one mortgage and one capitalized equipment lease that were each reinstated as senior debt under the Plan.

The Company’s unaudited consolidated balance sheet as of February 28, 2002 is set forth below. It reflects the pro forma effect of the cancellation of indebtedness under the Plan, the application of fresh start accounting, borrowing under the Credit Agreement and the issuance of the Subordinated Notes. The balance sheet should be reviewed in conjunction with the corresponding notes and the audited consolidated financial statements contained elsewhere herein.

AMF Bowling Worldwide, Inc.
Consolidated Balance Sheet
February 28, 2002
(unaudited)

	Before Consummation of the Plan February 28, 2002(a)	Reorganization Adjustments		Other Adjustments		Reorganized Company February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$48,537	$1,557	(b)	$—		$50,094
Accounts and notes receivable, net	23,376	—		—		23,376
Inventories, net	45,121	—		—		45,121
Advances and deposits	14,952	—		—		14,952

Total current assets	131,986	1,557		—		133,543
Property and equipment, net and other long lived assets	706,385	11,743	(b)	(65,991	)(c)	652,137

Total assets	$838,371	$13,300		$(65,991)		$785,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,424	$—		$—		$21,424
Accrued expenses and other	94,021	—		—		94,021
Current portion of long-term debt	616,395	(616,395	)(d)	—		—
	—	10,000	(b)	—		10,000

Total current liabilities	731,840	(606,395)		—		125,445
Long-term debt, less current portion	3,107	440,000	(b)	—		443,107
Liabilities subject to resolution	599,799	—		(595,108	)(c)	4,691
Other long-term liabilities	537	—		—		537

Total liabilities	1,335,283	(166,395)		(595,108)		573,780

Total stockholders’ equity (deficit)	(496,912)	179,695		529,117		211,900

Total liabilities and stockholders’ equity	$838,371	$13,300		$(65,991)		$785,680

(a)	The historical balance sheet and the other historical financial statements and data relating to the Predecessor Company do not reflect the effects of fresh start accounting.
(b)
Reflects amounts borrowed under the Credit Agreement and the issuance of the Subordinated Notes. Amounts recorded in property and equipment, net and other long lived assets, include the deferred financing costs associated with the Credit Agreement.

(c)	Reflects the application of SOP 90-7, including debt extinguishment and the write-down of certain long lived assets to reflect the reorganization value.
(d)	Reflects the cancellation of debt outstanding under the Old Credit Agreement pursuant to the Plan.

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from the Company’s emergence from the Chapter 11 proceeding but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the

Chapter 11 proceeding, the Company’s post-Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of the Company’s long lived assets. This revaluation lowered depreciation and amortization expense in periods subsequent to February 2002. Also, in accordance with SFAS 142, the Company wrote off its goodwill at January 1, 2002, significantly reducing amortization expense in periods subsequent to December 31, 2001.

Business Segments

Centers

As of June 30, 2002, the Company operated 387 bowling centers in 40 states and Puerto Rico and 103 bowling centers in six foreign countries: Australia (48), the United Kingdom (35), Mexico (9), the People’s Republic of China (Hong Kong) (4), France (4) and Japan (3). Centers contributed approximately 86% of the Company’s revenue during the Transition Period.

Centers derives revenue from three sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources, including shoe rental, amusement machines, billiards and pro shops (“Ancillary Sources”).

During the Transition Period, bowling, food and beverage sales and Ancillary Sources represented 58.7%, 27.4% and 13.9% of total revenue, respectively.

Bowling, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenues in U.S. Centers. Leagues in U.S. Centers typically include multiple teams of four to five players each. They are organized (“floored”) in late summer and generally play through mid spring. League lineage (number of games bowled per lane per day) has been declining for a number of years. Recreational play includes managed, or scheduled play (such as birthday or corporate parties), and open, or unscheduled, play. Recreational lineage has generally been flat to slightly positive over the past few years. Management is attempting to offset the decline in league lineage by attracting more recreational bowlers. For example, the Company installed Xtreme bowling (glow-in-the-dark bowling with lights and music) and lane bumpers at its centers in the U.S. to attract recreational bowlers.

The decline in revenue that could be expected from the decline in lineage has been generally offset with price increases, yielding a modest net constant center revenue growth and improvement in cash flow from operations for U.S. Centers for the past few years. During the Transition Period, constant centers in the U.S. grew lineage compared with the Prior Period.

International Centers, which operates in six different countries, has a bowling lineage mix of approximately 65% recreational lineage and 35% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play, during this time period. Similar to U.S. Centers, International Centers management is attempting to offset this decline with increased recreational play by targeting corporations and birthday parties. Conversely, the centers in the United Kingdom achieved positive lineage growth during 2001.

The impact on revenue from the decline in International Centers lineage has also been generally offset with price increases. Typically, price increases have generally paralleled local country inflation rates. This minimized the decline in revenue during the Transition Period.

Products

Products contributed approximately 14% of the Company’s revenue during the Transition Period (excluding intersegment sales to Centers). Products revenue is split between NCP and Modernization and Consumer Products. Currently, NCP sales account for approximately 20% of Products revenue and Modernization and Consumer Products sales account for approximately 80%. NCP revenue includes revenue from the sale of Factory Certified Packages (“FCPs”), which are combinations of refurbished pinspotters, new automatic scoring systems, lanes, bowler seating and other components.

During the early to mid-1990’s, NCP revenue represented a higher portion of Products revenue because international demand was unusually strong and was fueled by the growth of bowling in the Asia Pacific region. Sales of NCPs peaked in 1997 at 4,576 units, or approximately 55% of Products revenue. Products contributed approximately 40% of the Company’s revenue in 1997 (excluding intersegment sales to Centers). Economic difficulties in the late 1990’s in the Asia Pacific region abruptly ended this period of strong demand and sales declined to 847 units in 2001. Continued economic difficulties in a number of countries and regions, the limited availability of financing for customers desiring to build new bowling centers and the lack of significant markets to replace the Asia Pacific region continue to limit the demand for NCPs.

Sales of Modernization and Consumer Products to bowling center operators provide a more stable base of recurring annual revenue than NCP sales. Some products in this category, such as bowling pins, are typically replaced annually to maintain a center. Other products, while purchased less frequently, are necessary to modernize a center or to replace worn out equipment.

Products revenue typically includes approximately $15.0 to $20.0 million annually of intersegment sales to Centers. Intersegment sales are eliminated from the Company’s consolidated financial results but are reflected in the Products results.

Products also manufactures and sells billiard and game tables, sales of which generate approximately $13.0 million of annual revenue. The billiards business maintains an independent management team, manufacturing operation and sales force. Sales are primarily to distributors in North America.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 16. Geographic Segments” and “Note 17. Business Segments” in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Business Strategy

U.S. Centers

During the Chapter 11 proceeding, the Company focused on stabilizing the operations of U.S. Centers. Going forward, U.S. Centers intends to improve operational performance through the following initiatives:

•	improved training of center and facility managers;

•	enhanced incentive-based compensation for center managers and key staff;

•	more effective marketing programs; and

•	implementation of cost control and asset management initiatives.

Management believes that the key to retaining existing bowlers and attracting new bowlers is providing an overall positive experience. Delivering that experience is dependent on the training and experience of the center manager. A center manager is responsible for the delivery of a wide range of services, such as bowling operations, food and beverage sales and marketing efforts, each of which may greatly impact the bowler’s experience. To develop effective managers, U.S. Centers operates a training school for center managers. To attract and retain better managers, U.S. Centers introduced in 2001 an enhanced incentive compensation plan for center managers that rewards performance with an increased bonus for achievement in excess of budgeted expectations.

U.S. Centers has developed an improved labor scheduling tool that allows center managers to match more effectively staffing requirements with customer traffic. U.S. Centers also improved its national purchasing procedures to consolidate and leverage its buying power. In addition, U.S. Centers is upgrading its centralized purchasing system to improve its capabilities and include additional vendors. These initiatives should enable center managers to control more effectively the costs of goods and services required to operate a center.

U.S. Centers periodically reviews its asset base. In these reviews, it evaluates an individual center’s recent performance as well as any investment capital that might be necessary to maintain or improve the center’s operating cash flow. Where a center operates on leased premises, management also considers anticipated increases in rent that might adversely impact cash flow from operations. As a result of these reviews, the Company has closed approximately 10 bowling centers per year over the past five years.

U.S. Centers capital expenditures have been directed towards maintaining the physical condition of its centers and have ranged between $35.0 and $43.0 million annually for the past three years. To complement its efforts to attract more recreational bowlers, U.S. Centers invested in certain enhancements such as Xtreme bowling (glow-in-the-dark equipment and fixtures with sound and light packages) and lane bumpers. Substantially all of the Company’s bowling centers in the U.S. are equipped with these enhancements.

In addition to improving the performance of existing centers, management continues to evaluate growth through acquisitions and through the construction of new bowling centers. The Credit Agreement permits the Company to acquire or build a limited number of additional centers. No decision has been made as to whether the Company will acquire or build additional centers.

International Centers

International Centers has significant operations in Australia (48), the United Kingdom (35) and Mexico (9), where it enjoys critical mass and a favorable competitive position.

Since the conclusion of the Chapter 11 proceeding, International Centers principal objective has been to stabilize and improve operating performance. International Centers initiatives are similar to those of U.S. Centers and include:

•	improving the quality and training of center managers;

•	developing effective marketing programs; and

•	implementing cost reduction operations.

To elevate the quality of its training programs for center managers, International Centers intends to take advantage of training materials developed by the U.S. Centers training school. In addition, International Centers is seeking to attract and retain higher quality managers.

U.S. Centers marketing team is assisting International Centers in developing and implementing more effective marketing materials. Members of U.S. Centers marketing team communicate and coordinate regularly with country managers in International Centers to improve marketing programs and share best practices and materials.

During the past several years, revenue and cash flow from operations have declined in Australia, the largest International Centers operation. League lineage has been particularly affected and management believes this trend may continue as it has in U.S. Centers during the last few years.

Management is implementing cost reduction initiatives to improve the operating performance of International Centers.

International Centers continues to evaluate its operations and may decide to close individual centers or cease operating in countries in which the critical mass to operate effectively does not exist. As part of this evaluation, International Centers recently decided to cease operating bowling centers in Hong Kong and is negotiating their sale. A charge of $0.5 million was recorded in the Transition Period related to the disposition of the bowling centers in Hong Kong.

Products

Since 1998, Products has undergone a series of organizational restructurings to size its operating expenses to declining revenue and to address a range of operational issues. The most recent restructuring initiative began in May 2001, when Products replaced its functionally focused organization with five product-oriented divisions, each led by a general manager. This plan eliminated over 150 positions. Other key initiatives of this plan include:

•	consolidating international sales offices and warehouses;

•	reducing working capital;

•	improving order fulfillment; and

•	improving credit policies and accounts receivable management.

As part of the plan, Products is streamlining its European sales and service network. Previously, Products had separate offices in the United Kingdom, France, Germany and Sweden, each with its own warehousing, administrative and accounting functions as well as its own technical and sales personnel. Administrative, accounting and warehousing are being consolidated in Rotterdam, the Netherlands. Local country sales forces have been maintained. Technical support is now centrally managed, but technicians continue to be based throughout Europe.

Products management decided to discontinue its direct sales force in the People’s Republic of China, Hong Kong and India and to sell instead through distributors. Products recorded a restructuring charge of approximately $3.9 million in the Transition Period to reflect the costs associated with this move to distributors. The streamlining of the European sales and service network and the move to distributors in the Asia Pacific region are still in process.

In the past, Products granted significant discretion in administering its credit policies to its decentralized sales offices. This practice contributed to a high level of uncollectible accounts. Products is centralizing and tightening its credit policies to reduce this exposure.

Seasonality

Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Products sales are also seasonal, most notably in Modernization and Consumer Products in the U.S. While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the late spring and early summer in preparation for the start of league play in the late summer. Summer is also generally the peak period for installation of modernization equipment in the U.S. Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers usually have fewer bowlers.

Industry and Competition

Centers

Bowling is both a competitive sport and a recreational entertainment activity and as such, faces competition from numerous other sporting and leisure alternatives. Centers performance and operating results are affected by many factors, including the quality of the customer experience, the availability and affordability of other sports, recreational and entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which the Company has no control. Centers competes with other bowling centers primarily through customer service, quality of bowling equipment, location and facilities.

The U.S. bowling center industry is highly fragmented. There are approximately 5,000 bowling centers that are owned by single-center and small-chain operators. Of these, approximately 2,000 have 24 lanes or more. In addition to the Company, there is only one other large bowling center operator, Brunswick Corporation, which operates approximately 110 centers. There are three smaller chains that together operate approximately 55 bowling centers.

The international bowling center industry is also fragmented. There are few bowling chain operators in countries in which International Centers operates.

Products

The Company and Brunswick Corporation are the two largest manufacturers of bowling center equipment and are the only full-line manufacturers of equipment and supplies that compete on a global basis. Management believes full-line manufacturers have a competitive advantage in the case of equipment packages, such as NCPs, where purchasers often desire to buy all of the bowling equipment necessary to outfit a new center from a single supplier.

Following record sales of NCPs in the 1990’s, mainly in the Asia Pacific region, NCP sales have declined. Management believes that the abundant supply of lower priced used bowling equipment and additional competition from manufacturers that may enjoy a lower cost structure have adversely impacted the Company’s competitive position. In addition, because purchasers of NCPs are often start-up businesses, current political and economic conditions increase the difficulty that purchasers face in obtaining financing to build and equip new bowling centers.

In the sale of Modernization and Consumer Products, the Company competes with Brunswick Corporation as well as with a large number of smaller companies.

Management expects the trend toward lower cost products and price competition to continue.

International Operations

The Company’s international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S. based manufacturers with export sales, local currency devaluation increases the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from International Centers.

Employees

Centers

As of September 1, 2002, Centers had approximately 14,500 full- and part-time employees worldwide, of which approximately 12,000 were employed in the U.S. and approximately 2,500 were employed internationally. The split between full-time and part-time employees is approximately 40% and 60%. The Company believes its relations with its Centers employees are satisfactory. Substantially all Centers employees are non-union employees.

Products

As of September 1, 2002, Products had approximately 660 full-time employees worldwide, of which approximately 415 were employed in manufacturing and approximately 245 in sales, service, logistics and administration. The Company believes its relations with its Products employees are satisfactory. None of these employees are union members.

Corporate

As of September 1, 2002, corporate had approximately 135 full-time employees. The Company believes its relations with its corporate employees are satisfactory.

ITEM 2.    PROPERTIES

Centers

As of June 30, 2002, the Company operated 387 bowling centers in the U.S. and Puerto Rico and 103 centers in six other countries. The average age of its U.S. bowling centers, including leased centers, is over 30 years. A typical bowling center has approximately 1,000 square feet of total space per bowling lane. The Company’s average bowling center in U.S. Centers has 38 lanes while International Centers average is 25 lanes.

As part of the Chapter 11 proceeding, the Company closed 14 U.S. bowling centers and two golf driving ranges. The Company ceased operations at these 16 locations during the Transition Period. In addition, the Company rejected leases in the Chapter 11 proceeding for nine centers that were closed prior to the Petition Date. The following table profiles U.S. Centers as of June 30, 2002:

U.S. CENTERS

U.S. Region	Owned	Leased
East	91	49
Central	90	34
West	77	46

Total	258	129

In late 2001 and during the Transition Period, the Company closed two centers in Spain and sold 11 centers in Brazil, one in Argentina and one in Germany. The Company is in the process of selling one center in the United Kingdom. The following table profiles the international centers as of June 30, 2002:

INTERNATIONAL CENTERS

Country	Number of Locations	Owned	Leased
Australia	48	27	21
United Kingdom	35	12	23
Mexico	9	5	4
The People’s Republic of China	4	0	4
France	4	0	4
Japan	3	0	3

Total	103	44	59

The Company’s bowling center leases are subject to periodic renewal. Thirty-eight leases for bowling centers in U.S. Centers have leases that expire during the next three years, of which fourteen have renewal options at fixed rent increases. Eleven leases for bowling centers in International Centers have leases that expire during the next three years, none of which have renewal options at fixed rent increases. Management believes that it will generally be successful in renewing expiring center leases. There can be no assurance, however, that the Company will be able to renew leases, absent a favorable fixed rent in the option, at rents that would permit the Company to maintain or increase existing cash flow margins or on terms that are otherwise favorable to the Company. In addition, in light of the age of the Company’s bowling centers, which may require significant capital expenditures for maintenance, the Company may choose not to renew leases for marginally performing bowling centers. If the Company is unable to renew leases at rents that allow centers to remain profitable or management chooses not to renew leases, absent acquiring or building additional centers, the number of bowling centers will decrease.

Products and Corporate

As of June 30, 2002, Products owned or leased facilities at three locations in the U.S. Two are used for its bowling equipment business and one is used for its billiards business.

U.S. FACILITIES

Location	Function	Approximate Square Footage	Owned/ Leased
Richmond, VA	Corporate headquarters of Worldwide, Products and Centers; Products manufacturing facility for pinspotters, automatic scoring, synthetic lanes, other capital equipment and its warehouse and distribution facility	360,000	Owned
Lowville, NY	Manufacturing facility for pins and wood lanes	171,000	Owned
Bland, MO	Manufacturing facilities for billiard tables	116,900 33,000	Owned Leased

INTERNATIONAL FACILITIES

Location	Function	Approximate Square Footage
Emu Plains, Australia	Office	1,400
	Warehouse	10,100
Hong Kong, the People’s Republic of China	Office*	3,200
Shanghai, the People’s Republic of China	Office*	400
Beijing, the People’s Republic of China	Warehouse*	4,000
Levallois-Perret, France	Office	800
	Warehouse	3,200
Mouroux, France	Warehouse*	10,000
Mainz-Kastel, Germany	Office	2,300
New Delhi, India	Office*	2,100
Yokohama, Japan	Office	3,000
	Services Center	9,000
Osaka, Japan	Sales	800
Fukuoka, Japan	Office	400
Mexico City, Mexico	Office	1,300
	Warehouse	11,400
Warsaw, Poland	Office*	2,100
Granna, Sweden	Office	4,500
	Warehouse*	12,700
Hemel Hempstead, United Kingdom	Office	5,200
	Warehouse*	6,100
Moscow, Russia	Office	800
	Warehouse	3,000
Rotterdam, the Netherlands	Office	4,300
	Warehouse	8,100

*Scheduled to be closed or sublet.

At June 30, 2002, Products leased all of its international facilities.

For information concerning material liens against the Company’s owned real estate, see “Note 8. Long-Term Debt” in the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

The Company emerged from Chapter 11 on March 8, 2002. However, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, executory contracts and unexpired leases, litigation pending in the Bankruptcy Court at the time of confirmation, litigation the Company or other parties commenced or may commence relating to the Chapter 11 proceeding, and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations. See “Item 1. Business—Chapter 11 and Emergence” for additional information regarding the Chapter 11 proceeding.

In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. (“Hai Heng”) filed an action against AMF Products in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China. Hai Heng sought to recover damages relating to equipment purchased from AMF Products. In November 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Products appealed the award to the High People’s Court of Heilongjing Province (the “People’s Court”). The People’s Court issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products’ appeal of this judgment was denied.

In 2001, AMF Products and Hai Heng signed a settlement agreement under which the judgment will be satisfied by AMF Products paying Hai Heng $150,000 and not disputing Hai Heng’s seizure of approximately $940,000 on deposit in AMF Products’ Beijing bank account. Hai Heng has refused to complete the settlement. Management believes the settlement agreement is binding and no further action is required.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

Regulatory Matters

There are no unique regulations applicable to bowling center operations or bowling equipment manufacturing. State and local governments require bowling centers to hold permits to sell alcoholic beverages, and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals).

Environmental Matters

The Company’s operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

The Company currently and from time to time is subject to environmental claims. In management’s opinion, the various claims in respect of which the Company currently is involved, are not likely to have a material adverse impact on its financial position or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of Worldwide issued and outstanding prior to the Effective Date, which was wholly owned by Worldwide’s former parent, Group Holdings, was cancelled on the Effective Date. The Former Secured Creditors received 9,249,987 shares of Common Stock and the Subordinated Notes as part of their distribution under the Plan. The Common Stock and the Subordinated Notes were issued in reliance on the provisions of Section 1145(a)(1) of the Bankruptcy Code that exempt the initial offer and distribution, and certain resales, of those securities from registration under the federal securities laws (the “Bankruptcy Code Exemption”). The Company also distributed to the holders of the Old Subordinated Notes and certain other holders of allowed unsecured claims under the Plan an aggregate of 705,606 shares of Common Stock, 1,660,261 Series A Warrants and 1,622,094 Series B Warrants in full satisfaction of their claims. In addition, on or about September 30, 2002, the Company expects to distribute 2,872 shares of Common Stock, 6,885 Series A Warrants and 6,731 Series B Warrants to certain other holders of allowed unsecured claims under the Plan in full satisfaction of their claims. An additional 41,522 shares of Common Stock, 97,560 Series A Warrants and 95,313 Series B Warrants will be issued from time to time in accordance with the terms of the Plan to the Remaining Former Unsecured Creditors in full satisfaction of their claims. Upon completion of all distributions of Common Stock under the Plan, the Company will have issued 10,000,000 shares of Common Stock.

Neither the Common Stock, the Warrants nor the Subordinated Notes are listed or quoted on any national securities exchange or national market system or registered under the Securities Exchange Act of 1934, as amended. There is no recognized public trading market for the Common Stock or the Subordinated Notes, although trades of relatively small amounts of the Common Stock, the Warrants and the Subordinated Notes have occurred from time to time.

The Common Stock trades under the symbol “ABWI.OB” on the OTC Bulletin Board. As of August 30, 2002, there were approximately 50 holders of the Common Stock as reflected on Depository Trust Company’s security position listing at that date. The reported high and low closing prices for the Common Stock for each of the two quarters in the Transition Report were as follows:

Quarter Ending	2002
	High	Low
March 31(a)	$23.50	$19.50
June 30	$29.00	$22.00

(a)	Covers the period from March 9, 2002, the day after the Company emerged from the Chapter 11 proceeding, through March 31, 2002.

Because the trading market for the Common Stock is extremely thin, there can be no assurance that the high and low closing prices set forth above reflect the actual value of the Common Stock.

Worldwide did not pay cash dividends on its former common stock during the past two years. Worldwide is prohibited under the Credit Agreement and the Indenture from paying cash dividends and does not anticipate paying any cash dividends on the Common Stock for the foreseeable future.

See “Note 14. Equity” in the Notes to the Consolidated Financial Statements for a more detailed description of certain terms of Worldwide’s equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal periods indicated were derived from the Company’s audited consolidated financial statements for the four months ended June 30, 2002, the two months ended February 28, 2002 and each of the years in the five year period ended December 31, 2001. The data should be read in conjunction with the Company’s Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Transition Report. The selected financial data for periods prior to December 31, 2001 do not reflect the Company’s emergence from Chapter 11 but instead represent its financial position and capital structure prior to the implementation of the Plan. As such, among other things, the data do not reflect the effects of the cancellation of indebtedness resulting from the Chapter 11 proceeding, the Company’s post-Plan capital structure or the application of fresh start accounting. Also, in accordance with SFAS 142, the Company wrote off its goodwill at January 1, 2002.

The Company’s consolidated financial statements for the year ended December 31, 2001 and subsequent periods were prepared in accordance with SOP 90-7, which provides guidance for financial reporting by entities that reorganize under Chapter 11. Under SOP 90-7, the reporting entity must distinguish between transactions and events directly associated with its Chapter 11 proceeding from those stemming from the operations of its ongoing business. The net cost associated with discontinued or reorganized operations are reported in the statement of operations separately as “reorganization items, net.”

Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to its various assets in accordance with SFAS 141 and the liabilities were stated at their present values. The application of SOP 90-7 resulted in the write down of certain long lived assets.

In addition to the effects of fresh start accounting, the comparability of the selected financial data is affected by the Company’s bowling center acquisition program. In 1997, Centers acquired 122 bowling centers from unrelated sellers for an aggregate purchase price of $232.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total). In 1998, Centers acquired 83 bowling centers from unrelated sellers for an aggregate purchase price of $156.8 million. In 1999, Centers acquired one center for a purchase price of $1.4 million. In 2000, Centers acquired 4 centers (excluding 13 centers that were owned in a joint venture between the Company and Playcenter S.A., a Brazilian entertainment company, until the Company acquired the 50% interest of Playcenter S.A. in December 2000) for a combined purchase price of $8.6 million. Centers acquired no bowling centers in 2001 or in the Transition Period.

				Predecessor Company
	Reorganized Company	Predecessor Company
	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Six Months ended June 30, 2002	Six Months ended June 30, 2001	For the year ended December 31,
					2001	2000	1999	1998	1997
	(dollars in millions)
Statement of Operations Data (a)(b):
Operating revenue	$219.1	$122.9	$341.9	$357.1	$694.9	$715.0	$732.7	$736.4	$713.7
Operating expenses:
Costs of goods sold	46.9	20.0	66.9	77.3	154.6	173.1	177.2	202.2	212.6
Bowling center operating expenses	122.2	62.0	184.2	191.4	376.6	386.9	373.4	334.0	251.2
Selling, general, and administrative expenses	18.4	9.4	27.8	26.7	60.8	64.5	71.5	63.8	64.5
Restructuring, refinancing and other charges	3.9	0.3	4.2	13.6	18.6	11.5	16.6	—	—
Depreciation and amortization	28.8	17.1	46.0	66.6	130.0	136.0	132.7	120.3	102.5

Total operating expenses	220.2	108.9	329.1	375.6	740.6	772.0	771.4	720.3	630.8

Operating income (loss)	(1.1)	14.0	12.8	(18.5)	(45.7)	(57.0)	(38.7)	16.1	82.9
Nonoperating expenses (income):
Interest expense(a)	15.2	8.1	23.3	72.5	104.9	121.5	111.3	101.9	118.4
Other expense (income), net	(4.3)	0.9	(3.4)	4.9	5.9	1.6	6.7	7.3	10.1
Interest income	(0.5)	—	(0.6)	(0.6)	(1.0)	(1.4)	(1.9)	(1.8)	(1.9)

Total nonoperating expenses, net	10.4	9.0	19.4	76.8	109.8	121.7	116.1	107.4	126.6
Income (loss) before reorganization items, net, fresh start accounting adjustments, provision (benefit) for income taxes, equity in loss of joint ventures, net,extraordinary item, and cumulative effect of change in accounting for goodwill	(11.5)	5.0	(6.6)	(95.3)	(155.5)	(178.7)	(154.8)	(91.3)	(43.7)
Reorganization items, net	—	13.3	13.3	—	56.7	—	—	—	—
Fresh start accounting adjustments	—	66.0	66.0	—	—	—	—	—	—

Loss before provision for income taxes, equity in loss of joint ventures, net,extraordinary items, and cumulative effect of change in accounting for goodwill	(11.5)	(74.3)	(85.9)	(95.3)	(212.2)	(178.7)	(154.8)	(91.3)	(43.7)
Provision (benefit) for income taxes	4.0	1.1	5.1	3.1	4.8	2.3	27.6	7.3	(12.9)

Loss before equity in loss of joint ventures, extraordinary items and cumulative effect of change in accounting for goodwill	(15.5)	(75.4)	(91.0)	(98.4)	(217.0)	(181.0)	(182.4)	(98.6)	(30.8)
Equity in loss of joint ventures, net	—	—	—	—	—	(0.5)	(18.6)	(8.2)	(1.4)

Loss before extraordinary items and cumulative effect of change in accounting for goodwill	(15.5)	(75.4)	(91.0)	(98.4)	(217.0)	(181.5)	(201.0)	(106.8)	(32.2)
Extraordinary item-gain on debt discharge, net	—	774.8	774.8	—	—	—	—	—	—
Extraordinary item-bond redemption, net	—	—	—	—	—	—	—	—	(23.4)
Cumulative effect of change in accounting for goodwill	—	(718.4)	(718.4)	—	—	—	—	—	—

Net loss	$(15.5)	$(19.0)	$(34.6)	$(98.4)	$(217.0)	$(181.5)	$(201.0)	$(106.8)	$(55.6)

Selected Data(b)(c):
EBITDA	$31.6	$31.4	$63.0	$61.7	$102.9	$90.5	$110.6	$136.4	$185.4
EBITDA Margin	14.4%	25.6%	18.4%	17.3%	14.8%	12.7%	15.1%	18.5%	26.0%

		December 31,
Balance Sheet Data(b):	June 30, 2002	2001	2000	1999	1998	1997
	(dollars in millions)
Working capital(d)(e)	$(7.4)	$(613.4)	$(1,105.1)	$7.1	$59.5	$44.0
Goodwill	—	718.4	746.1	765.1	772.7	772.3
Total assets	755.5	1,549.4	1,726.3	1,805.4	1,956.0	1,831.8
Liabilities subject to resolution(f)	3.6	595.5	—	—	—	—
Total debt	441.1	619.5	1,136.6	1,048.6	1,047.1	1,060.6
Stockholders’ equity	$200.9	$229.5	$453.9	$641.7	$803.9	$653.9

(a)	Certain amounts have been reclassified to conform with current year presentation.
(b)	Certain totals may be affected by rounding.
(c)
EBITDA represents operating income (loss) before depreciation and amortization, restructuring, refinancing and other charges. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with U.S. generally accepted accounting principles. EBITDA includes charges (income) primarily related to fixed assets, goodwill, inventory and accounts receivable of $5.1 million in the four months ended June 30, 2002, ($0.5) million in the two months ended February 28, 2002, $4.7 million in the Transition Period, $2.8 million in the Prior Period, $15.1 million in 2001, $39.2 million in 2000 and $26.5 million in 1999. In addition, in 2001 and in the Prior Period, EBITDA also includes charges of $5.3 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001, as a result of commencing the Chapter 11 proceeding. If these charges had not been included, EBITDA for the four months ended June 30, 2002, two months ended February 28, 2002, the Transition Period, the Prior Period and the years ended December 31, 2001, 2000 and 1999 would have been $36.7, $30.9, $67.7, $69.8, $123.3, $129.7 and $137.1, respectively. EBITDA margin is defined as EBITDA divided by operating revenue.

(d)
Working capital as of December 31, 2000, includes the classification of $1,134.6 million of long-term debt as a current liability. Working capital as of December 31, 2001, includes the classification of $616.4 million of the Company’s indebtedness under the Old Credit Agreement in the current portion of long-term debt.

(e)	Working capital as of December 31, 2001, excludes the classification of $595.5 million of liabilities subject to resolution.
(f)
Liabilities subject to resolution refers to those claims that either were impaired under the Plan or are personal and real property tax claims. The holders of the impaired claims will not receive the full amount of their claims, but will receive a pro rata distribution of up to 750,000 shares of Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants. The real and personal property taxes are expected to be paid at a discount rate or over a six year period.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Chapter 11 and Emergence

On July 2, 2001, the Debtors filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. The Bankruptcy Court confirmed the Plan on February 1, 2002. The Plan became effective on March 8, 2002, which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into the Credit Agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders. Worldwide also entered into the Indenture providing for the issuance of the Subordinated Notes. Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company’s other pre-petition indebtedness were discharged.

As of February 28, 2002, Worldwide borrowed $290.0 million under the Term Facility and $10.0 million under the Revolver provided by the Credit Agreement. These funds were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequently, the outstanding $10.0 million borrowing under the Revolver was repaid. The Revolver remains available for Worldwide’s working capital and general corporate needs, subject to customary borrowing conditions.

Pursuant to the Plan, as of the Effective Date:

•	all indebtedness under the Old Credit Agreement and the Old Subordinated Notes and substantially all of the Company’s other pre-Petition Date indebtedness were discharged;

•	the Company borrowed $290.0 million under the Term Facility and $10.0 million under the Revolver and used these funds to make cash payments to satisfy certain claims and expenses under the Plan;

•	the shares of common stock of Worldwide held by its former direct parent, Group Holdings, were cancelled;

•	Worldwide issued 9,249,987 shares of Common Stock and $150.0 million of Subordinated Notes and paid $286.7 million in cash to the Former Secured Creditors in full satisfaction of their claims; and

•	Worldwide issued options to certain members of management to purchase shares of Common Stock and granted a restricted stock award to its chief executive officer.

Pursuant to the Plan, after the Effective Date, the Company:

•
distributed to the holders of the Old Subordinated Notes and to certain other holders of allowed unsecured claims under the Plan an aggregate of 705,606 shares of Common Stock, 1,660,261 Series A Warrants and 1,622,094 Series B Warrants in full satisfaction of their claims;

•
expects to distribute on or about September 30, 2002, 2,872 shares of Common Stock, 6,885 Series A Warrants and 6,731 Series B Warrants to certain other holders of allowed unsecured claims under the Plan in full satisfaction of their claims; and

•	will distribute to the Remaining Former Unsecured Creditors up to 41,522 shares of Common Stock, 97,560 Series A Warrants and 95,313 Series B Warrants in full satisfaction of their claims.

Upon distribution of all shares of Common Stock under the Plan, the Company will have issued 10,000,000 shares of Common Stock.

AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings and the Company no longer has any affiliation with either AMF Bowling or Group Holdings.

Background

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers and Products separately.

The results of operations of the Company’s consolidated operations, Centers and Products are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the Transition Period versus the Prior Period, reflect the closing of 27 centers and 2 golf driving ranges.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto set forth in this Transition Report. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding. Unless the context otherwise indicates, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions.

The results discussed below include operating results expressed in terms of EBITDA, which represents operating income (loss) before depreciation and amortization, restructuring, refinancing and other charges. EBITDA is presented because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles.

On March 20, 2002, the Board of Directors approved the change of the Company’s fiscal year end from December 31 to the Sunday closest to June 30. This will result in future fiscal years having 52 or 53 weeks. Previously, the Company’s fiscal year ran from January 1 through December 31. The Company also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Management believes the change in fiscal year and quarterly reporting will complement the seasonal cycle of U.S. Centers, which is the Company’s largest business segment. The U.S. Centers peak business cycle begins in late summer as leagues are formed and ends in mid spring as bowling leagues end.

This Transition Report covers the period from January 1, 2002 through June 30, 2002. Thereafter, the Company’s fiscal year will be from the Monday closest to June 30 through the Sunday closest to June 30.

The following table describes the periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the condensed consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Results for the Reorganized Company from March 1, 2002 through June 30, 2002	“Reorganized Company 2002 Four Months”
Combined Reorganized Company 2002 Four Months and Predecessor Company 2002 Two Months	“Transition Period”
Results for the Predecessor Company from January 1, through December 31, 2001, 2000 and 1999, respectively	“Fiscal Year 2001,” “Fiscal Year 2000” and “Fiscal Year 1999,” respectively
Results for the Predecessor Company from January 1, 2001 through June 30, 2001	“Prior Period”

Consolidated Results

	Six months ended June 30, 2002	Six months ended June 30, 2001
Operating Revenue:
Centers	$295.2	$298.4
Products	55.5	68.6
Intersegment eliminations	(8.8)	(9.9)

Total operating revenue	$341.9	$357.1

Operating Income (Loss):
Centers	$32.9	$15.7
Products	(9.1)	(17.2)
Corporate expenses and eliminations	(11.0)	(17.0)

Total operating income (loss)	$12.8	$(18.5)

Transition Period Compared with Prior Period.    The Company’s operating revenue was $341.9 million in the Transition Period compared with $357.1 million in the Prior Period, a decrease of $15.2 million, or 4.3%. This decrease was primarily due to a $13.1 million, or 19.1%, decline in Products operating revenue. Products results were negatively impacted by the absence of a strong NCP market and price competition. Centers revenue decreased $3.2 million, or 1.1%, primarily due to closing 27 centers. Constant centers operating revenue increased $3.3 million, or 1.2%.

The Company’s operating income was $12.8 million in the Transition Period compared with an $18.5 million loss in the Prior Period, an increase of $31.3 million. Operating income in the Transition Period increased primarily due to a $10.4 million decrease in costs of goods sold, a $7.2 million decrease in Centers operating expenses, a $9.4 million decrease in restructuring, refinancing and other charges, and a $20.6 million decrease in depreciation and amortization expense. The Company’s total decrease in operating expenses of $46.5 million, or 12.4%, more than offset the $15.2 million decline in operating revenue, resulting in the $31.3 million improvement in operating income.

Restructuring, Asset Impairment, Refinancing and Special Charges

Transition Period.    In the Transition Period, the Company recorded approximately $4.2 million of charges related to restructuring certain operations. Products recorded a $3.9 million charge for the move from a direct sales presence to a distributor-based sales presence in the People’s Republic of China, Hong Kong and India. Centers

recorded approximately $0.6 million of charges for the intended sale or closure of the four bowling centers it operates in Hong Kong and the closure of one and sale of its second golf driving range. These charges were partially offset by the reversal of certain accruals previously recorded related to the closure of certain international operations.

Fiscal Year 2001.    In Fiscal Year 2001, the Company recorded approximately $13.0 million of refinancing charges related to the proposed restructuring of indebtedness. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs. In addition, the Company recorded $2.1 million of restructuring charges related primarily to the restructuring of Products and $3.5 million of asset impairment charges representing the difference between the fair market value and carrying value of impaired assets of one closed bowling center.

Fiscal Year 2000.    In Fiscal Year 2000, the Company recorded restructuring charges of approximately $3.4 million related to a plan to close Products Korean operations and sales office. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations. The Company also recorded $6.5 million of refinancing charges related to the restructuring of its long-term debt. The charges included amounts paid to legal and financial advisors representing the Company as well as the informal committees of the Former Secured Creditors and the holders of the Old Subordinated Notes. The Company also recorded asset impairment charges of approximately $1.6 million representing the difference between the fair market value and carrying value of five closed bowling centers.

Fiscal Year 1999.    The Company recorded restructuring charges of approximately $8.5 million related primarily to a plan to reorganize and downsize the Products business in response to market weakness in the Asia Pacific region and increased competition that negatively and materially impacted sales and profitability. The restructuring plan was developed in conjunction with a strategic business assessment designed to reduce the overall volatility of the Products business. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations. The Company also recorded asset impairment charges of $8.1 million representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges related to under-performing bowling centers that were closed.

A strategic assessment led to programs designed to improve product line profitability and quality in the Company. This assessment was a catalyst to the Company recording certain charges and recording additional reserves (collectively, the “Special Charges”). These totaled $26.5 million. The Special Charges were non-cash, related primarily to accounts receivable and inventory write-offs and were included within selling, general and administrative expenses and cost of goods sold.

See “Note 10. Reorganization Items, Net and Other Charges” in the Notes to Consolidated Financial Statements for additional discussion of these charges.

Depreciation and Amortization

For the Transition Period, depreciation and amortization decreased $20.6 million, or 30.9% compared with the Prior Period. This was principally related to the write off of $718.4 million of goodwill as of January 1, 2002, in accordance with the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” In addition, the Company wrote down long lived assets (including intangible assets) by approximately $66.0 million in connection with the Chapter 11 proceeding. Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to its various assets in accordance with SFAS No. 141 “Business Combinations” and its liabilities were stated at their present values.

For Fiscal Year 2001, depreciation and amortization decreased $6.0 million, or 4.4%, primarily as a result of the impact of foreign currency exchange rates that reduced the U.S. dollar amount of depreciation of international assets. For Fiscal Year 2000, depreciation and amortization increased by $3.3 million, or 2.5%, compared with Fiscal Year 1999, and for Fiscal Year 1999, depreciation and amortization increased by $12.4 million, or 10.3%, compared with Fiscal Year 1998. The increases in Fiscal Year 2000 and Fiscal Year 1999 were primarily attributable to incremental depreciation expense as a result of capital expenditures.

Interest Expense

Gross interest expense decreased $49.2 million, or 67.9%, in the Transition Period, primarily due to (i) the discharge of the debt under the Old Credit Agreement and the Old Subordinated Notes in connection with the Company’s emergence from Chapter 11, and (ii) lower principal amounts and interest rates under the Credit Agreement and the Indenture. From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11.5 million of interest on the Old Subordinated Notes, which was materially impaired and discharged in the Chapter 11 proceeding. Interest expense under the Old Credit Agreement during the Prior Period included an additional $2.8 million of default interest related to the Company’s default under the Old Credit Agreement. After the Petition Date, the Company did not pay the 2.0% increment for default interest. Cash interest expense in the Transition Period was $13.6 million. See “Note 8. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements and “—Liquidity” and “—Capital Resources” for further description of the debt.

Gross interest expense decreased $16.6 million, or 13.7% in Fiscal Year 2001, compared with Fiscal Year 2000. Interest incurred under the Old Credit Agreement increased by approximately $7.5 million primarily due to higher average borrowing rates. As a result of the default under the Old Credit Agreement, the Company paid interest to the Former Secured Creditors at Citibank N.A.’s customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates until the Petition Date. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest rate was included in the Former Secured Creditors’ allowed claim and satisfied under the Plan. The Old Senior Subordinated Discount Notes began to accrue cash interest on March 16, 2001, with $6.5 million of non-cash interest having accrued to that date. As of the Petition Date, the Company discontinued accruing interest on the Old Subordinated Notes since management believed that the debt would be materially reduced or discharged in the Chapter 11. If such interest had continued to be accrued, interest expense for Fiscal Year 2001 would have been approximately $30.6 million higher than the reported amount.

Gross interest expense increased by $10.2 million, or 9.2%, in Fiscal Year 2000, compared with Fiscal Year 1999. Interest under the Old Credit Agreement increased as the impact of higher average borrowing rates more than offset the effect of a decrease in certain average amounts outstanding. Cash interest expense for Fiscal Year 2000 totaled $89.0 million of which $13.6 million was not paid on the Old Senior Subordinated Notes due September 15, 2000. Non-cash interest in Fiscal Year 2000 on the Old Senior Subordinated Discount Notes totaled $30.4 million.

Reorganization Items, Net

Reorganization items, net for the Transition Period, consist of the following:

Professional fees(a)	$10.3
Claims Settlement(b)	4.8
Other(c)	(1.8)

Total	$13.3

(a)	Includes amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Includes amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(c)	Includes the reversal of $3.2 million that the Company had accrued in connection with the sale of its South American bowling centers.

Provision for Income Taxes

As of June 30, 2002, the Company had net operating losses of approximately $30.1 million. The net operating losses will expire in 2022. The Company has a valuation reserve as of June 30, 2002, for $226.5 million related to net operating losses and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the Transition Period, and the years December 31, 2001 and December 31, 2000, primarily relates to certain foreign taxes. See “Note 11. Income Taxes” in the Notes to the Consolidated Financial Statements.

Net Loss

Net loss in the Transition Period was $34.6 million compared with a net loss of $98.4 million in the Prior Period. In addition to the impact of changes in operating income (loss), depreciation and amortization, interest and provisions for income taxes, the Company recorded additional non-recurring amounts, as follows:

Change in accounting for goodwill	$(718.4)
Gain on debt discharge, net	774.8
Reorganization items, net	(13.3)
Fresh start accounting adjustments	(66.0)

Total	$(22.9)

Net loss in Fiscal Year 2001 totaled $217.0 million compared with a net loss of $181.5 million in Fiscal Year 2000, a change of $35.5 million. This was primarily related to the items discussed above.

Net loss in Fiscal Year 2000 totaled $181.5 million compared with a net loss of $201.0 million in Fiscal Year 1999, a change of $19.5 million primarily related to the items discussed above and equity in loss of joint venture of $0.5 million in Fiscal Year 2000 compared with $18.6 million in Fiscal Year 1999.

Performance by Business Segment

Centers

Centers results reflect worldwide bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed herein reflect the results of centers that have been in operation one full fiscal year as of December 31, 2001 and are still in operation as of June 30, 2002. The discussion of new center results reflects the one center that was opened subsequent to January 1, 2001. Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	Ancillary Sources.

In the Transition Period, revenue from bowling, food and beverage sales and Ancillary Sources represented 58.7%, 27.4% and 13.9% of total Centers revenue, respectively. These proportions were essentially unchanged from the Prior Period.

		Predecessor Company
	Six Months ended	Six Months ended	For year ended December 31,
	6/30/02	6/30/01	2001	2000	1999
Centers(a):
Operating revenue	$295.2	$298.4	$577.1	$580.4	$585.7

Costs of goods sold	29.1	29.7	57.9	60.1	61.1
Bowling center operating expenses	184.6	192.5	377.8	388.0	374.5
Selling, general and administrative expenses	4.7	4.0	8.0	6.7	12.8
Restructuring, refinancing and other charges	0.6	2.0	5.4	3.4	8.3
Depreciation and amortization	43.3	54.5	105.4	111.7	109.4

Operating income	$32.9	$15.7	$22.6	$10.5	$19.6

EBITDA(b):
Operating income	$32.9	$15.7	$22.6	$10.5	$19.6
Depreciation and amortization	43.3	54.5	105.4	111.7	109.4
Restructuring, refinancing and other charges	0.6	2.0	5.4	3.4	8.3

EBITDA	$76.8	$72.2	$133.4	$125.6	$137.3

Selected Data(b):
EBITDA margin	26.0%	24.2%	23.1%	21.6%	23.4%
Number of centers, end of period	490	518	517	525	539
Number of lanes, end of period	17,610	18,199	18,180	18,228	18,654

(a)	Before intersegment eliminations.
(b)	EBITDA represents operating income before depreciation and amortization, restructuring, refinancing and other charges. EBITDA also includes:
•
$0.7 million in the Transition Period for severance and labor disputes related to the termination of several members of the management team in Mexico and $0.3 million primarily related to vacation and leave accruals not previously recorded;

•	$4.6 million recorded in the Prior Period for prepetition expenses incurred but not yet invoiced as of June 30, 2001, as a result of commencing the Chapter 11 proceeding;
•
Charges of $0.4 million in Fiscal Year 2001 related to the termination of a joint venture that formerly operated one center in the People’s Republic of China and $4.6 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001, as a result of commencing the Chapter 11 proceeding;

•
Charges of $12.0 million in Fiscal Year 2000 primarily related to the write-off of goodwill and fixed assets in the U.K. and increased reserves in the U.S. for center closures and insurance expense; and

•	Charges of $6.6 million in Fiscal Year 1999 primarily related to special charges.

Transition Period compared with Prior Period.    Centers operating revenue decreased $3.2 million, or 1.1%, while constant center revenue was up $3.3 million, or 1.2%. Centers operating revenue decreased $6.5 million due to 27 center closures. U.S. constant centers revenue increased $3.7 million, or 1.6%. Lineage was flat as declines in league play were offset by increased recreational play. Increases in the U.S. constant centers “average price per game” was the principal contributor to the increase in revenue. International constant centers revenue decreased approximately $0.4 million, or 0.8%. This decrease was primarily attributable to a decline in lineage in all countries.

Centers operating expenses decreased $7.9 million, or 4.1%. Excluding Prior Period pre-petition expenses of $4.6 million, operating expenses decreased $3.3 million, or 1.7%. As a percentage of revenue, operating expenses were 62.5% versus 63.0% in the Prior Period, excluding pre-petition expenses. Closed centers represented $5.6 million of the decrease. Constant centers operating expenses declined $3.2 million, or 1.8%. U.S. constant centers declined $5.4 million, or 3.8%, while international constant centers increased $2.3 million, or 7.6%. The U.S. constant centers decline was attributable to decreased spending for advertising and repairs and maintenance expenses. International Centers was impacted by increases in payroll and insurance expenses, with operating expenses increasing in all countries.

Centers selling, general and administrative expenses increased $0.7 million, or 17.5%. Constant centers increased $0.8 million, or 21.3%. The majority of this increase is the result of charges totaling $0.7 million recorded for severance and labor issues in Mexico. Excluding this charge, constant centers increased $0.1 million, or 2.6%. Centers selling, general and administrative expenses represented 1.6% of revenue compared with 1.3% in the Prior Period.

Fiscal Year 2001 compared with Fiscal Year 2000.    Centers operating revenue decreased $3.3 million, or 0.6%. U.S. Centers revenue increased $0.1 million and International Centers revenue, impacted primarily by negative trends in foreign currency exchange rates and the loss of league bowlers in Australia, decreased $3.4 million, or 3.1%. An increase of $13.4 million was attributable to new centers, of which $2.6 million was from U.S. Centers, and $10.8 million was from International Centers. Constant center operating revenue decreased $7.3 million, or 1.3%. U.S. constant center operating revenue increased $5.6 million, or 1.2%, primarily as a result of increases in open play revenue and Ancillary Sources associated with open play. International constant center revenue decreased $12.9 million, or 11.5%, primarily as a result of the negative impact of changes in foreign currency exchange rates and the loss of league bowlers in Australia. A decrease in operating revenue of $9.4 million was attributable to the closing of eight centers in the U.S. and one international center in Fiscal Year 2001.

Centers operating expenses decreased $10.2 million, or 2.6%. An increase of $10.4 million was attributable to new centers and a decrease of $8.2 million was attributable to constant centers. A decrease of $3.6 million was attributable to lower regional and district operating expenses in U.S. Centers resulting from position eliminations in Fiscal Year 2000. An additional decrease of $8.8 million was attributable to centers closed in Fiscal Year 2001. As a percentage of revenue, Centers operating expenses were 65.5% in Fiscal Year 2001 compared with 66.9% in Fiscal Year 2000.

Centers selling, general and administrative expenses increased $1.3 million. As a percentage of revenue, Centers selling, general and administrative expenses were 1.4% in 2001 and 1.2% in Fiscal Year 2000.

Fiscal Year 2000 compared with Fiscal Year 1999.    Centers operating revenue decreased $5.3 million, or 0.9%, U.S. Centers revenue increased $5.7 million, or 1.2%, and International Centers revenue, substantially impacted by negative trends in foreign currency exchange rates, decreased $11.0 million, or 8.8%. An increase of $2.5 million was attributable to new centers, of which $2.4 million was from U.S. Centers, and $0.1 million was from International Centers. Constant center operating revenue increased $1.4 million, or 0.2%. U.S. constant center operating revenue increased $9.7 million, or 2.2%, primarily as a result of increases in open play revenue, and food and beverage sales and Ancillary Sources associated with open play. International constant center revenue decreased $8.3 million, or 6.9%, almost entirely caused by the negative impact of changes in foreign currency exchange rates. A decrease in operating revenue of $9.2 million was attributable to the closing of 12 U.S. centers and two international centers and the sale of two international centers, all in Fiscal Year 2000.

Centers operating expenses increased $13.5 million, or 3.6%. An increase of $2.0 million was attributable to new centers and an increase of $15.9 million was attributable to constant centers. An increase of $3.2 million was attributable to higher regional and district operating expenses in U.S. Centers resulting from new field level positions that were added in Fiscal Year 1999 and from national advertising campaigns. These increases were partially offset by a decrease of $7.6 million attributable to centers closed or sold in Fiscal Year 2000. As a percentage of revenue, Centers operating expenses were 66.9% for Fiscal Year 2000 compared with 63.9% for Fiscal Year 1999. In Fiscal Year 2000, Centers recorded charges totaling $12.0 million primarily related to the write-off of goodwill and fixed assets in the United Kingdom and increased revenues in the U.S. for center closures and insurance expense. Without these additional charges, Centers operating expenses were $376.0 million, or 64.8% of its revenue.

Centers selling, general and administrative expenses decreased $6.1 million, or 47.7%. Constant centers selling, general and administrative expenses were lower in Fiscal Year 2000 by $6.0 million primarily attributable to charges recorded in Fiscal Year 1999 related to center closures in the U.S. As a percentage of revenue, Centers selling, general and administrative expenses were 1.2% for Fiscal Year 2000 and 2.2% for Fiscal Year 1999.

Products

		Predecessor Company
	Six Months ended	Six Months ended	For year ended December 31,
	6/30/02	6/30/01	2001	2000	1999
Products(a):
Operating revenue	$55.5	$68.6	$136.4	$151.3	$169.3
Costs of goods sold	45.9	56.5	113.7	128.3	137.0

Gross profit	9.6	12.1	22.7	23.0	32.3
Selling, general and administrative expenses	12.2	16.3	38.0	41.6	44.0
Restructuring, refinancing, and other charges	3.6	0.8	2.4	2.5	8.2
Depreciation and amortization	2.9	12.2	24.8	24.8	23.6

Operating loss	$(9.1)	$(17.2)	$(42.5)	$(45.9)	$(43.5)

EBITDA(b):
Operating loss	$(9.1)	$(17.2)	$(42.5)	$(45.9)	$(43.5)
Depreciation and amortization	2.9	12.2	24.8	24.8	23.6
Restructuring, refinancing and other charges	3.6	0.8	2.4	2.5	8.2

EBITDA	$(2.6)	$(4.2)	$(15.3)	$(18.6)	$(11.7)

Selected Data(b):
Gross profit margin	17.3%	17.6%	16.6%	15.2%	19.1%
EBITDA margin	-4.7%	-6.1%	-11.2%	-12.3%	-6.9%

(a)	Before intersegment eliminations.
(b)	EBITDA represents operating loss before depreciation and amortization, restructuring, refinancing and other charges. EBITDA also includes the following:
•
For the Transition Period, $1.3 million of charges related to inventory issues identified during the consolidation of European operations into the Rotterdam logistics center, $0.9 million of charges related to the write-down of the carrying value of inventory in the U.S. and Japan, $0.4 million of charges related to legal matters and claims in Germany, $0.2 million for increased allowances for doubtful accounts receivable, $0.4 million related to vacation and leave accruals not previously recorded and $0.4 million related to other charges;

•
For the Prior Period, charges of $2.8 million primarily related to the write down of certain inventory and an increased allowance for doubtful accounts receivable, and $0.5 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001, as a result of commencing the Chapter 11 proceeding;

•
For Fiscal Year 2001, charges of $14.7 million primarily related to the write down of certain inventory and an increase in the allowance for doubtful accounts receivable, and $0.5 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001 as a result of commencing the Chapter 11 proceeding;

•
For Fiscal Year 2000, charges of $26.5 million primarily related to the write-off of inventory and accounts receivable, stemming in part from closing an international sales office and terminating certain distribution agreements; and

•	Fiscal Year 1999 includes charges of $19.7 million primarily related to the write-off of accounts receivable and inventory.

Transition Period compared with Prior Period.    Products operating revenue decreased $13.1 million, or 19.1%. The continued absence of a strong NCP market and price competition impacted results. Management believes the Chapter 11 proceeding may have contributed to the loss of some sales opportunities. During the Transition Period, Products recorded NCP shipments of 331 units compared with 413 shipments in the Prior Period. Europe and the Asia Pacific region reflected decreases in revenue of $8.8 million and $6.1 million, respectively, partially offset by increased sales of modernization equipment in the U.S.

Gross profit decreased $2.5 million, or 20.7%. The gross profit margin was 17.3% in the Transition Period compared with 17.6% in the Prior Period. Costs of goods sold in the Transition Period includes inventory charges of $1.3 that arose in the consolidation of European operations into the Rotterdam logistics center and $0.9 million for the write-down of the carrying value of certain inventory in the U.S. and Japan.

Selling, general and administrative expenses decreased $4.1 million, or 25.2%. The Transition Period includes $0.4 million for certain legal claims in Germany and $0.4 million for vacation and leave accruals not previously recorded.

Products recorded approximately $3.9 million of restructuring charges in the Transition Period as part of the move from a direct sales force in the People’s Republic of China, Hong Kong and India to sales through distributors. These charges were partially offset by the reversal of certain accruals previously recorded primarily related to the closure of certain international operations.

Fiscal Year 2001 compared with Fiscal Year 2000.    Products operating revenue decreased $14.9 million, or 9.8%. The absence of a strong market, such as the Asia Pacific region in the mid-1990’s, increased price and competition from smaller manufacturers in certain product lines, and the lingering effects of technical difficulties in the scoring and back office systems introduced in 1998 also adversely impacted sales. Management believes the Chapter 11 proceeding may have contributed to the loss of some sales opportunities. During Fiscal Year 2001, Products recorded NCP shipments of 847 units compared to shipments of 1,513 units in Fiscal Year 2000.

Gross profit decreased $0.3 million, or 1.3%. Gross profit margin was 16.6% in Fiscal Year 2001 and 15.2% in Fiscal Year 2000. In Fiscal Year 2001 and Fiscal Year 2000, charges of $5.1 million and $2.2 million, respectively, were recorded to reflect a revaluation of inventory in the context of current market conditions. See “—International Operations.”

Products selling, general and administrative expenses decreased $3.6 million, or 8.7%, compared with Fiscal Year 2000. In Fiscal Year 2001, Products recorded charges of $6.8 million reflecting increased reserves for accounts receivable. In Fiscal Year 2000, $11.5 million of charges were recorded.

Fiscal Year 2000 compared with Fiscal Year 1999.    Products operating revenue decreased $18.0 million, or 10.6%. This decline was composed of decreases of $8.6 million, or 16.3%, in NCP revenue, and $9.4 million, or 8.1%, in Modernization and Consumer Products revenue. The absence of a strong market, such as the Asia Pacific region, and increased competition adversely impacted results. From a market perspective, sales to North American customers and Centers decreased, while in Europe, NCP and modernization equipment sales improved and more than offset a decrease in consumer product sales in that region. During Fiscal Year 2000, Products recorded NCP shipments of 1,513 units compared to shipments of 1,343 units for Fiscal Year 1999. See “Item 1. Business—International Operations.”

Gross profit decreased $9.3 million, or 28.8%. Gross profit margin was 15.2% in Fiscal Year 2000 and 19.1% in Fiscal Year 1999. In Fiscal Year 1999 and Fiscal Year 2000, charges were recorded to reflect a revaluation of inventory levels in the context of current market conditions. See “—International Operations.”

Selling, general and administrative expenses decreased $2.4 million, or 5.5%, compared with Fiscal Year 1999. In the fourth quarter of Fiscal Year 2000, Products wrote-off $5.0 million of accounts receivable due to a decision to terminate certain distributor arrangements and to exit certain markets in South America and the People’s Republic of

China, $5.3 million reflecting the reconciliation of certain intercompany differences and other charges of $1.2 million. In Fiscal Year 1999, $10.8 million of special charges were recorded. Savings of approximately $3.1 million achieved through cost reductions in Fiscal Year 2000 were partially offset by the increase in charges discussed above.

Liquidity—Capital Resources—Asset Sales—Capital Expenditures

General

The Company’s indebtedness under the Old Credit Agreement was $620.1 million. This indebtedness was discharged and terminated in the Chapter 11 proceeding. During the Chapter 11 proceeding, the Company had a DIP Loan. There were no amounts outstanding under the DIP Loan between December 31, 2001 and the Effective Date and the DIP Loan was discharged and terminated on the Effective Date.

As of February 28, 2002, the Company entered into the Credit Agreement. The Credit Agreement provided for a $290.0 million Term Facility and a $60.0 million Revolver. The proceeds of the Term Facility and approximately $10.0 million of the Revolver were used to make cash payments to satisfy certain claims and expenses required to be paid in cash under the Plan. Subsequent to the Effective Date, the outstanding $10.0 million borrowing under the Revolver was repaid. As of September 30, 2002, there was $5.0 million of outstanding borrowings under the Revolver. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

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

Liquidity

Transition Period compared with Prior Period.    As of June 30, 2002, working capital was $(7.4) million compared with working capital of $(1,152.1) million at June 30, 2001, an increase of $1,144.7 million. The negative working capital at June 30, 2001 resulted from a reclassification of the debt under the Old Credit Agreement as current at December 31, 2000, because the Company was in default. Decreases in working capital at June 30, 2002 compared with June 30, 2001, were attributable to a decrease of $16.3 million in receivables and $8.2 million in inventory. This decrease in working capital was offset by an increase in working capital attributable to a decrease of $1,127.2 million in current portion of long-term debt, resulting primarily from the extinguishment of certain prepetition long-term debt, an increase in cash and cash equivalents of $16.5 million, and a decrease of $3.3 million in accounts payable and a decrease of $22.1 in accrued expenses.

Net cash provided from operating activities was $35.1 million in the Transition Period compared with a net cash use of $12.0 million in the Prior Period, an increase of $47.1 million. The increase resulted from: (i) $63.8 million reduction in net loss; (ii) $718.4 million attributable to a change in accounting for goodwill; (iii) $11.0 million attributable to decreased other costs; (iv) $0.6 million attributable to changes in accounts payable and accrued expenses; and (v) $66.0 million due to fresh start accounting adjustments. These increases were partially offset by decreases of: (i) gain on debt discharge of $774.8 million; (ii) $20.5 million attributable to a reduction in depreciation and amortization; (iii) $4.4 million due to the change in levels of inventories; (iv) $6.5 million attributable to decreased amortization of bond discount; (v) $1.4 million due to gain on sale of property; and (vi) $5.1 million attributable to other operating activities.

Net cash used in investing activities was $15.9 million in the Transition Period compared with $18.4 million in the Prior Period, a difference of $2.5 million. Purchases of property and equipment increased by $1.7 million in the

Transition Period. Proceeds from the sale of property and equipment decreased by $0.8 million in the Transition Period.

Net cash used in financing activities was $11.0 million in the Transition Period compared with no net cash in the Prior Period, a difference of $11.0 million. Proceeds from long-term debt exceeded repayments by $1.3 million and was offset by deferred finance costs of $12.3 million. During the Transition Period, the Company borrowed and repaid $10.0 million under the Revolver.

As a result of the aforementioned, cash increased by $8.9 million in the Transition Period compared with a decrease of $29.1 million in the Prior Period.

Fiscal Year 2001 compared with Fiscal Year 2000.    Working capital on December 31, 2001, was ($613.4) million compared with ($1,105.1) million on December 31, 2000, an increase of $491.7 million. As a result of a default under the Old Credit Agreement, the debt under the Old Credit Agreement was reclassified as current at December 31, 2000. Decreases in working capital were attributable to a decrease of $17.0 million in inventory, $15.7 million in accounts receivable and $21.5 million in cash. These decreases in working capital were offset by (i) an increase in working capital attributable to a decrease of $522.5 million in current portion of long-term debt resulting primarily from the reclassification of certain prepetition long-term debt to liabilities subject to resolution in accordance with SOP 90-7, (ii) a decrease of $26.2 million in accounts payable and accrued expenses resulting primarily from the reclassification of certain prepetition amounts to liabilities subject to resolution in accordance with SOP 90-7 and (iii) an increase of $1.5 million in other current assets.

Net cash from operating activities was $27.6 million in Fiscal Year 2001 compared with $28.7 million in Fiscal Year 2000, a decline of $1.1 million. This resulted from: (i) $35.5 million attributable to a net loss of $217.0 million recorded in Fiscal Year 2001 compared with the net loss of $181.5 million in Fiscal Year 2000, (ii) $0.5 million due to the change in equity of joint ventures, (iii) $6.0 million attributable to the change in depreciation and amortization, (iv) $14.0 million attributable to increased other assets, (v) $1.0 million due to the change in levels of accounts and notes receivable and (vi) $23.8 million due to lower bond amortization. These decreases were partially offset by increases of: (i) $17.6 million attributable to lower levels of inventory, (ii) $46.6 million attributable to “reorganization items, net,” which is described in “Note 10. Reorganization Items, Net and Other Charges,” (iii) $3.4 million attributable to changes in accounts payable and accrued expenses, (iv) $2.0 million due to increased losses on sale of property and equipment and (v) $10.1 million attributable to changes in other operating activities.

Net cash used in investing activities was $49.2 million in Fiscal Year 2001 compared with $65.6 million in Fiscal Year 2000, a difference of $16.5 million. Purchases of property and equipment decreased by $17.1 million in Fiscal Year 2001. Proceeds from the sale of property and equipment decreased by $9.1 million in Fiscal Year 2001. Acquisitions of operating units, net of cash acquired decreased $8.5 million. See “—Capital Expenditures” for additional discussion of purchases of property and equipment.

There was no net cash provided by financing activities in Fiscal Year 2001 compared with $64.6 million in Fiscal Year 2000, a difference of $64.6 million. Proceeds from long-term debt decreased $82.0 million. Payments on long-term debt decreased $24.4 million. During Fiscal Year 2001, Worldwide borrowed and repaid $5.0 million under the DIP Loan. In Fiscal Year 2001, the Company made no principal payments under the Old Credit Agreement.

As a result of the aforementioned, cash decreased by $21.5 million in Fiscal Year 2001 compared with an increase of $26.2 million in Fiscal Year 2000.

Fiscal Year 2000 compared with Fiscal Year 1999.    Working capital on December 31, 2000, was $(1,105.1) million compared with $7.1 million on December 31, 1999, a decrease of $1,112.2 million. In Fiscal Year 2000, long-term debt of $1,134.6 million was reclassified as current and reduced working capital accordingly. Additional decreases in working capital were attributable to decreases of $20.1 million in accounts receivable and $1.7 million in deferred taxes and other current assets, and an increase of $20.6 million in accounts payable and accrued expenses that primarily reflect higher accrued interest. These decreases in working capital were partially offset by increases in working capital attributable to an increase of $26.2 million in cash, an increase of $2.2 million in inventory and a decrease of $2.1 million in income taxes payable.

Net cash flows from operating activities were $28.7 million in Fiscal Year 2000 compared with $40.1 million for Fiscal Year 1999, a decrease of $11.4 million. A decrease of $18.1 million was attributable to a decrease in the equity in loss of joint ventures, a decrease of $15.2 million was attributable to higher Products inventory balances, loss on impairment of assets decreased $6.6 million, a decrease of $4.1 million was associated with loss on the sale of property and equipment, and a net decrease of $2.9 million was attributable to changes in other operating activities. These decreases were partially offset by an increase of $19.8 million attributable to lower levels of accounts receivable, an increase of $19.5 million attributable to the net loss of $181.5 million recorded in Fiscal Year 2000 compared with a net loss of $201.0 million in Fiscal Year 1999, an increase of $9.8 million was caused by increased levels of accounts payable and accrued expenses, bond amortization increased $3.5 million, and depreciation and amortization increased $3.4 million. Additionally, in Fiscal Year 1999, the Company recorded a valuation allowance of $19.5 million against its net deferred tax assets.

Net cash flows used in investing activities were $65.6 million in Fiscal Year 2000 compared with net cash flows used of $51.5 million for Fiscal Year 1999, an increase of $14.1 million. Centers acquisition spending increased by $7.1 million and purchases of property and equipment increased by $14.4 million in Fiscal Year 2000 compared with Fiscal Year 1999. In Fiscal Year 2000, the Company purchased four centers (excluding the 13 joint venture centers acquired in December 2000) compared with one center in Fiscal Year 1999. These increases were partially offset by an increase in proceeds from the sale of property and equipment of $7.4 million in Fiscal Year 2000 compared with Fiscal Year 1999.

Net cash provided by financing activities was $64.3 million in Fiscal Year 2000 compared with the net cash provided of $9.1 million for 1999, an increase of $55.2 million. Proceeds from long-term debt, all borrowings under the Old Credit Agreement, increased $6.0 million. Payments on long-term debt decreased $77.0 million. In accordance with the terms of the Old Credit Agreement, scheduled principal payments in Fiscal Year 2000 were $1.9 million higher than in Fiscal Year 1999. Worldwide did not pay $12.8 million in principal due December 29, 2000. Additionally, in 1999, $74.0 million was paid against amounts outstanding under Old Credit Agreement. In Fiscal Year 2000, AMF Bowling, the Company’s former parent, contributed $7.0 million as capital to Worldwide in accordance with the cure provisions of the Old Credit Agreement. In Fiscal Year 1999, $34.7 million was provided by additional capital contributions from AMF Bowling from part of the net proceeds of a rights offering by AMF Bowling.

As a result of the aforementioned, cash increased by $26.2 million in Fiscal Year 2000 compared with a decrease of $1.3 million in Fiscal Year 1999.

Capital Resources

On June 30, 2002, the Company’s debt consisted of $288.0 million of borrowings under the Term Facility, $150.0 million of Subordinated Notes and $3.1 million represented by one mortgage note and one capitalized equipment lease. As of June 30, 2002, the Company had $52.3 million available for borrowing under the Revolver, with no amounts outstanding and $7.7 million of issued but undrawn standby letters of credit.

During the Transition Period, the Company funded its cash requirements primarily through cash flows from operations. The Company incurred cash interest expense of $13.6 million during the Transition Period, including $9.0 million under the Old Credit Agreement and $4.4 million under the Credit Agreement. During the Transition Period, there were no principal payments made under the Old Credit Agreement. On the Effective Date, the Company borrowed $10.0 million under the Revolver, which amount was repaid prior to March 31, 2002. The Company made a scheduled payment of $2.0 million on June 30, 2002, on the Term Facility.

From January 1, 2002, through the Effective Date, the Company did not accrue approximately $11.5 million of interest under the Old Credit Agreement, which was discharged under the Plan.

The table below presents contractual minimum cash obligations under the Company’s existing debt and lease agreements. Lease payments include payments under our existing non-cancelable operating and capital leases. This table should be read in conjunction with “Note 8. Long Term Debt” and “Note 12. Commitments and Contingencies.”

Contractual minimum cash obligations consist of:

Year ending June 30,	Debt Payments	Lease Payments	Total
2003	$16.8	$25.0	$41.8
2004	20.0	22.8	42.8
2005	26.2	20.6	46.8
2006	30.0	20.1	50.1
2007	30.0	17.5	47.5
Thereafter	315.0	129.1	444.1

Total minimum cash obligations	$438.0	$235.1	$673.1

As of December 31, 2001, the Company’s debt consisted primarily of $616.4 million of borrowings under the Old Credit Agreement, $3.1 million represented by one mortgage note and one capitalized equipment lease and $527.0 million of Old Subordinated Notes.

As of December 31, 2001, the Company had no ability to borrow under the Old Credit Agreement. As of December 31, 2001, the Company had $70.9 million available for borrowing under the DIP Loan, with no outstanding borrowings and $4.1 million of issued but undrawn standby letters of credit.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During the Transition Period, the Company sold two parcels of real estate, a real estate leasehold and personal property from closed bowling centers, a golf driving range and other excess real estate in the U.S. for approximately $1.6 million. At the present time, the Company has one contract to sell excess real estate in the U.S. and one contract to sell the land and building associated with an operating bowling center in the United Kingdom. The aggregate purchase price under the contracts is approximately $5.8 million. The Company expects these contracts, which are subject to customary terms and contingencies, to close prior to the end of calendar year 2002. However, there can be no assurance that the terms and contingencies will be satisfied or that the closings will occur.

Capital Expenditures

The Company’s capital expenditures were $16.8 million in the Transition Period compared with $18.5 million in the Prior Period, a decrease of $1.7 million. Products expenditures increased $0.8 million due to the development of new scoring products and an upgrade to the billiard’s plant. Company-wide information systems expenditures decreased by $0.3 million. Centers maintenance and modernization expenditures decreased by $2.2 million.

Seasonality and Market Development Cycles

The following table sets forth U.S. Centers constant center revenue for the four quarters of Fiscal Year 2001 and the two quarters of the Transition Period. The “Revenue % of Total” for the four quarters of Fiscal Year 2001 represents the volume of revenue by quarter for that year and sums to 100%. The percentages for the Transition Period also sum to 100%.

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Total revenue	$142.3	$95.1	$95.1	$125.6	$143.7	$93.4
% of Total	31.1%	20.8%	20.8%	27.3%	60.6%	39.4%

The Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Products sales are also seasonal, most notably in Modernization and Consumer Products in the U.S. While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the late spring and early summer in preparation for the start of league play in the late summer. Summer is also generally the peak period for installation of modernization equipment in the U.S. Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers usually have fewer bowlers.

International Operations

The Company’s international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from International Centers.

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation during the Transition Period or the years ended December 31, 2001, 2000 and 1999.

Recent Accounting Pronouncements

SFAS No. 143 “Accounting for Asset Retirement Obligations,” was issued in June 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long lived assets. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 “Accounting for Impairment of Long Lived Assets,” was issued in October 2001. This statement addresses the accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002. This statement applies to costs associated with an exit activity or with a disposal of long lived assets and will be effective on January 1, 2003. The adoption of these standards is not expected to have a material effect on the Company’s financial condition or results of operations.

Critical Accounting Policies

The Company’s significant accounting policies are summarized in “Note 4. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements.

Allowance for Doubtful Accounts

Products maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. Management determines the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non payment, historical experience and/or the current economic environment. A substantial portion of the allowance relates to the sale of NCP packages to international customers. If the financial condition of individual customers or countries in which Products operates or the general worldwide economy were to vary materially from the assumptions made by management, the allowance may require adjustment in the future. Products evaluates the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

Inventory Obsolescence

Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

Equipment Warranties

Products generally warrants all new products for one year and charges to expense an estimated amount for future warranty obligations. The reserve is determined based on prior warranty experience. If future warranty experience were to vary materially, management would review the reserve and make any appropriate adjustment. Products evaluates the adequacy of the reserve on a regular basis, modifying as necessary, its assumptions, updating its record of historical experience and adjusting its reserves as appropriate.

Self Insurance, Litigation and Claims

The Company self-insures certain risks up to established limits, including general and product liability exposures, workers compensation, health care coverage, and property damage. Other risks, such as litigation and claims relating to contractual disputes and employment issues, may not be covered by insurance. The reserves related to such self-insurance programs and to such other risks are determined based on estimates of future settlements and costs of known and anticipated claims as well as on forces impacting the current economic environment. In the case of matters in litigation or involving threatened litigation, legal advice on the Company’s potential liability and the potential for the award of damages is considered in making any estimate. The Company maintains systems to track and monitor these risks. If actual results were to vary materially from the assumptions, management would review the reserve and make any appropriate adjustment. The Company evaluates the adequacy of these reserves on a regular basis, modifying, as necessary, its assumptions, updating its records of historical experience and adjusting its reserves as appropriate.

Goodwill

The Predecessor Company recorded goodwill in conjunction with the Goldman Sachs acquisition and subsequent bowling center acquisitions. From the valuations calculated during the Chapter 11 proceeding, it was determined that the goodwill of the Predecessor Company was impaired. In accordance with SFAS 142, the Company wrote off its goodwill on January 1, 2002.

Deferred Tax Assets

As of June 30, 2002, the Company had approximately $226.5 million of gross deferred tax assets on its consolidated balance sheet. See “Note 11. Income Taxes” in the Notes to the Consolidated Financial Statements for more information. Since there is no assurance that these assets will be ultimately realized, management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation reserve would be recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation reserve has been set up for the entire amount of the deferred tax asset. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to raise or lower the valuation allowance, which may increase or decrease the tax provision.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements. At June 30, 2002, one interest rate cap agreement was outstanding. There are no other derivative instruments outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into additional interest rate cap agreements as it deems appropriate.

As with other U.S.-based exporters, local currency devaluations increase the cost of the Company’s bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins. Foreign currency exchange rates also impact the translation of operating results from the international bowling centers.

Revenue and EBITDA of the international bowling centers represented 15.7% and 15.2% of consolidated revenue and EBITDA, respectively, in the Transition Period and 15.6% and 21.2% of consolidated revenue and EBITDA, respectively, in the Prior Period.

The Company has not hedged against fluctuations in its investment in foreign operations.

The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparties to interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes.

The following table provides information about the Company’s fixed and variable-rate debt at June 30, 2002, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$288.0	7.42%

The fair value of the Term Facility and the Subordinated Notes at June 30, 2002 was $288.0 million and $157.5 million, respectively.

On June 7, 2002, the Company entered into an interest rate cap agreement with Deutsche Bank, AG to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement. The table below summarizes the interest rate cap agreement at June 30, 2002:

Expiration Date	Notional Amount	Cap Rate(a)
June 7, 2003	$100.0	4.0%

(a)	The cap rate is the 3 month U.S. Dollar-London Interbank Offer Rate (“USD-LIBOR”) quoted by Deutsche Bank, AG.

The Company paid a fixed fee of approximately $0.1 million for the interest rate cap. The Company will receive quarterly payments from Deutsche Bank, AG if the quoted 3 month USD-LIBOR on the quarterly floating rate reset dates is above the cap rate.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 14 are included in this Transition Report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its auditors effective May 15, 2002. On May 28, 2002, the Company engaged KPMG LLP (“KPMG”) as its independent auditors to replace Arthur Andersen. This followed the Audit Committee’s decision to seek proposals from independent accountants to audit the Company’s consolidated financial statements.

During the years ended December 31, 2001 and 2000 and through May 15, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

In the years ended December 31, 2001 and 2000 and through May 28, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or for the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or for any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

Directors

Immediately prior to the Effective Date, Worldwide’s Board of Directors consisted of seven members, the majority of whom were affiliated with the investor group that acquired the Company in 1996 (the “Old Board”). As of the Effective Date and pursuant to the Plan, the Old Board ceased to serve and seven members were appointed to the Board of Directors (the “Board”) pursuant to the Plan. On July 8, 2002, one of the directors resigned and the Board has not appointed his replacement. Each of the current directors is elected to serve a one-year term or until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The Amended and Restated Bylaws of Worldwide, which became effective pursuant to the Plan on the Effective Date, provide that Worldwide will not be required to hold a meeting of stockholders to elect directors during 2002.

The following persons are Worldwide’s current directors. Mr. Smith is the only director who served on the Old Board. He has been a director since April 1999. Each of the other directors began serving on the Effective Date.

Roland C. Smith, 48, has been President and Chief Executive Officer of Worldwide since joining the Company in April 1999. He served as Chairman of the Board from March 20, 2002, to June 13, 2002. Prior to joining the Company, he was President and Chief Executive Officer of the Triarc Restaurant Group (“Triarc”), a restaurant franchiser that conducts its business through Arby’s, Inc., from February 1997 to April 1999. He joined Triarc in 1994 as vice president of international marketing. Mr. Smith also serves on the Board of Directors of Carmike Cinemas, Inc.

Thomas M. Fuller, 36, has been a Director with Angelo Gordon & Co., L.P. since 2000. From 1993 to 2000 he was a Vice President with Nomura Holdings America Inc., where he was a member of the Special Situations Investment Group. Mr. Fuller also serves as a director of ESP Holdings, an environmental testing company.

Philip L. Maslowe, 55, is Chairman of the Board. He was Executive Vice President and Chief Financial Officer with The Wackenhut Corporation from March 2000 to March 2002. Mr. Maslowe joined The Wackenhut Corporation in August 1997 as Senior Vice President and Chief Financial Officer. Prior to joining The Wackenhut Corporation, beginning in 1993, Mr. Maslowe was employed by KinderCare Learning Centers, Inc., as Executive Vice President and Chief Financial Officer. Mr. Maslowe also serves on the Board of Directors of Mariner Health Care, Inc.

Meridee A. Moore, 44, co-founded WS Partners, L.L.C. (“WS Partners”) and Watershed Asset Management, L.L.C. (“Watershed”) in July, 2002. Ms. Moore is currently Senior Managing Member and majority owner of WS Partners and Watershed. WS Partners is the general partner of certain investment funds and Watershed is an investment adviser to certain managed accounts. Prior to founding WS Partners, Ms. Moore was a Managing Member of Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C.

Mark D. Sonnino, 42, has been a Principal with Satellite Asset Management, LLP since 1999. Mr. Sonnino was previously employed at Soros Fund Management LLC from 1988 through 1999, most recently as Managing Director and Head of Research for the Arbitrage, High Yield and Distressed Securities Department. Mr. Sonnino also serves on the Board of Directors of The Penn Traffic Company, a grocery store chain.

George W. Vieth, Jr., 46, has been the acting President of Custom Quality Services, a non-profit manufacturing concern that employs the disabled, since August 2002. Mr. Vieth is also a consultant with Chrysalis Ventures, a venture capital firm, and has been since October 2001. Mr. Vieth was Vice President of Strategy and Systems at Humana, Inc., a group health insurance carrier, from August 1996 to August 1997 and became Senior Vice President in August 1997 and served in such position until he resigned in October 2001.

Committees of the Board

Prior to the Effective Date, the Old Board did not have separate committees; the Board of Directors of AMF Bowling, the Company’s former indirect parent, had three standing committees—Audit, Compensation and Executive—which functioned in accordance with their purposes for both AMF Bowling and Worldwide.

The Board has two standing committees.

Audit Committee.    The Audit Committee is composed entirely of independent directors. The Audit Committee assists the Board in monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance and coordinating communications among the independent auditors, management, the internal auditing department and the Board. The Audit Committee, among other things, reviews and discusses with management and the independent auditors the scope of the audit and the Company’s annual audited and quarterly unaudited financial statements; reviews the independence and performance of the independent auditors and internal auditing department; and approves the services performed by the independent auditors and the compensation paid for those services. The current members of the Audit Committee are Mr. Vieth, Jr. (Chair), Mr. Sonnino and Mr. Fuller. Mr. Maslowe is an ex officio member.

Compensation Committee.    The Compensation Committee is responsible for reviewing, approving and evaluating annually the Company’s officer and director compensation plans, policies and programs. The Compensation Committee also annually reviews and approves corporate goals and objectives relevant to the chief executive officer’s compensation, evaluates the chief executive officer’s performance and recommends to the Board the chief executive officer’s compensation levels based on this evaluation. The Compensation Committee is authorized, among other things, to grant awards under and to administer the Company’s 2002 Stock Option Plan (the “2002 Stock Option Plan”), which was adopted by the Company as of the Effective Date, pursuant to the Plan. The members of the Compensation Committee are Mr. Maslowe (Chair), Ms. Moore and Mr. Vieth, Jr.

Executive Officers

The following table sets forth information concerning the executive officers of Worldwide as of September 1, 2002.

Name	Age	Position
Roland C. Smith	48	President and Chief Executive Officer
John H. Smith	58	Executive Vice President, Chief Operating Officer U.S. Centers
John B. Suddarth	43	Executive Vice President, Chief Operating Officer Products
Christopher F. Caesar	37	Senior Vice President, Chief Financial Officer and Treasurer
Timothy N. Scott	43	Senior Vice President, Marketing and Chief Operating Officer International Centers

Roland C. Smith has been President and Chief Executive Officer of Worldwide since joining the Company in April 1999. He served as Chairman of the Board from March 20, 2002 to June 13, 2002. Prior to joining the Company, he was President and Chief Executive Officer of the Triarc Restaurant Group (“Triarc”), a restaurant franchiser that conducts its business through Arby’s, Inc., from February 1997 to April 1999. He joined Triarc in 1994 as vice president of international marketing. Mr. Smith also serves on the Board of Directors of Carmike Cinemas, Inc.

John H. Smith has been Executive Vice President and Chief Operating Officer U.S. Centers since joining the Company in March 2002. Prior to joining the Company, he was Zone Vice President of Business Alliance Starbucks Coffee, a coffee and coffee products retailer, from July 2000 to March 2002. From September 1997 to July 2000, he was Regional Vice President, Midwest Retail Division for Starbucks Coffee. From February 1993 to September 1997, he was Divisional Vice President of Wendy’s Restaurants Inc., Midwest Division, a fast food retailer.

John B. Suddarth has been Senior Vice President and Chief Operating Officer Products since joining the Company in March 2001 and became an Executive Vice President in March 2002. Prior to joining the Company, he was President and Chief Operating Officer of Morse Controls, a privately held controls company, from November 1997 to February 2001. From May 1994 to October 1997, he was President of AMF Reece, Inc., an industrial sewing machine company.

Christopher F. Caesar has been Senior Vice President, Chief Financial Officer and Treasurer since September 2001. He had been Vice President and Treasurer of Worldwide since returning to the Company in February 1999. He joined the Company in 1996 as Director of Financial Planning and Investor Relations. In July 1998, he resigned from the Company. From July 1998 to January 1999, he was Vice President of Corporate Strategy for Danka Business Systems, Plc., a business systems provider.

Timothy N. Scott has been Senior Vice President, Marketing and Chief Operating Officer International Centers since October 2001. He joined the Company as Senior Vice President, Marketing in November 1999. Prior to joining the Company, he served as Vice President, Marketing and Advertising, from January 1999 to October 1999, and Vice President, Creative Services, from January 1997 to January 1999, of Long John Silver’s Restaurants, a restaurant franchiser.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the Effective Date, the former shares of Worldwide were wholly owned by Group Holdings and were not subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934. The Company’s Common Stock and Warrants are not registered under Section 12 of that act.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the Transition Period and for each of the years ended December 31, 2001, 2000, and 1999, compensation for the Chief Executive Officer, each of the four other most highly compensated executive officers of the Company who were serving as executive officers at June 30, 2002, and the Company’s former Executive Vice President and Chief Administrative Officer, who left the Company in July 2002 (the “Named Executive Officers”).

	Period (a)	Annual Compensation					Long-Term Compensation Awards			All Other Compen- sation($)(e)
Name and Principal Position		Salary($)		Bonus($)(b)		Other Annual Compen- sation ($)(c)	Restricted Stock Awards($)		Securities Underlying Stock Options(#)(d)
Roland C. Smith (f) President and Chief Executive Officer	2002 2001 2000 1999	336,539 621,923 594,228 387,019	(h)	630,001 1,001,314 224,999 931,250	(i)	— — — —	3,248,046 — — —	(g)	153,282 — — 1,000,000	— — 1,580 231,148
—
Frederick G. Kraegel (j) Executive Vice President, Chief Administrative Office	2002 2001	143,000 105,770	(k)	— 48,000		7,290 —	— —		75,000 —	9,000 1,430

John H. Smith Executive Vice President, Chief Operating Officer U.S. Centers	2002	81,730	(l)	31,250		—	—		75,000	20,833

John B. Suddarth Executive Vice President, Chief Operating Officer Products	2002 2001	119,999 193,845	(m)	99,600 45,000		6,682 6,456	— —		75,000 —	9,775 10,085

Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer	2002 2001 2000 1999	100,000 154,164 132,751 115,384		121,900 187,876 56,701 25,000		6,682 6,456 — —	— — — —		50,000 — — 37,000	8,250 8,734 3,790 2,740
						—	—
Timothy N. Scott Senior Vice President Marketing and Chief Operating Officer International Centers	2002 2001 2000 1999	109,907 215,381 207,836 38,923	(n)	92,556 202,830 57,959 —		6,682 6,456 — —	— — — —		50,000 — — 100,000	8,250 9,226 66,435 1,604

(a)	For 2002, represents the Transition Period. For 2001, 2000 and 1999, represents year ended December 31.
(b)
With respect to Named Executive Officers who remain employed by the Company, includes annual bonus paid or to be paid as well as (1) cash payments in 2001 in lieu of stock option grants as follows: $149,999 to Mr. R. Smith, $27,062 to Mr. Caesar and $42,152 to Mr. Scott, and (2) retention bonus payments as follows: to Mr. R. Smith, $608,501 in 2001 and $630,001 in 2002; to Mr. Caesar, $71,172 in 2001 and $100,000 in 2002; and to Mr. Scott, $81,406 in both 2001 and 2002.

(c)	Represents amounts paid to reimburse executives for the taxes payable on matching contributions made by Worldwide under a variable annuity matching plan.
(d)
For 1999-2000, options to purchase shares of common stock of AMF Bowling, the Company’s former indirect parent. These options expired June 7, 2002. For the Transition Period, options to purchase shares of common stock in AMF Bowling Worldwide, Inc.

(e)
Represents for the Transition Period matching contributions made by the Company under a variable annuity matching plan of $9,000 for Mr. Kraegel and $8,250 each for Mr. Suddarth, Mr. Scott and Mr. Caesar, relocation for Mr. J. Smith, and legal fee reimbursement for Mr. Suddarth.

(f)	Mr. R. Smith was elected Chairman of the Board on March 20, 2002 and served as Chairman until June 13, 2002.
(g)
Amount shown represents the fair value, based on a price of $21.19 per share, of Common Stock as of March 8, 2002, the date of the award. One-third of the shares vest on each of March 8, 2003, March 8, 2004, and March 8, 2005, subject to Mr. Smith’s continued employment with the Company. As of June 30, 2002, Mr. Smith held a total of 153,282 shares of restricted stock with an aggregate value of $4,061,973 based on a price per share of $26.50, which was the per share value of Common Stock on June 28, 2002, the last business day of the Transition Period. Mr. Smith will receive a cash payment equal to the cash dividends paid on any vested shares when cash dividends are paid to shareholders of Common Stock.

(h)	Mr. R. Smith’s employment with the Company began in April 1999. His annualized rate of salary for 1999 was $575,000.
(i)	Represents a signing bonus of $500,000 and a $431,250 bonus for 1999. See “—Employment Agreements.”
(j)	Mr. Kraegel’s employment with the Company terminated on July 8, 2002.

(k)	Mr. Kraegel’s employment with the Company began in August 2001. His annualized rate of salary for 2001 was $275,000.
(l)	Mr. J. Smith’s employment with the Company began in March 2002. His rate of salary over the full 6 months of the Transition Period was $125,000.
(m)	Mr. Suddarth’s employment with the Company began in March 2001. His annualized rate of salary for 2001 was $240,000.
(n)	Mr. Scott’s employment with the Company began in November 1999. His annualized rate of salary for 1999 was $200,000.

Option Grants During Transition Period

The following table provides information with respect to stock option grants made to the Named Executive Officers during the Transition Period.

Name	Number Of Securities Underlying Options Granted (#)(a)	Percent Of Total Options Granted To Employees During Transition Period	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(b)
Roland C. Smith	153,282	16	$21.19	3/8/2009	1,052,696
Frederick G. Kraegel	75,000	8	21.19	3/8/2009	541,500
John H. Smith	75,000	8	21.19	3/8/2009	541,500
John B. Suddarth	75,000	8	21.19	3/8/2009	541,500
Christopher F. Caesar	50,000	5	21.19	3/8/2009	361,000
Timothy N. Scott	50,000	5	21.19	3/8/2009	361,000

(a)
The options were granted under the 2002 Stock Option Plan. One-third of the options vest on each of March 8, 2003, March 8, 2004 and March 8, 2005, subject to the grantee’s continued employment with the Company.

(b)
Reflects Black-Scholes valuation of $7.22 per share. For purposes of this valuation, the following assumptions were used: expected dividend yield of 0.0%, expected volatility of 30.0%, average risk free interest rate of 4.09%, and expected life of 5 years.

Aggregated Stock Option Exercises and Fiscal Year-End Option Values

The following table provides information regarding the number and value of unexercised stock options at June 30, 2002, for the Named Executive Officers. No Named Executive Officer exercised any stock options in 2001 or during the Transition Period.

	Number of Securities Underlying Unexercised Stock Options at June 30, 2002(#)		Value of Unexercised In-the Money Stock Options at June 30, 2002($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable (a)
Roland C. Smith	0	153,282	$0	$813,927
Frederick G. Kraegel	0	75,000	0	398,250
John H. Smith	0	75,000	0	398,250
John B. Suddarth	0	75,000	0	398,250
Christopher F. Caesar	0	50,000	0	265,500
Timothy N. Scott	0	50,000	0	265,500

(a)	Market value of underlying securities at June 28, 2002 (the last business day of the Transition Period) of $26.50 per share minus the exercise price of $21.19 per share.

Worldwide is authorized to issue up to 1,839,388 shares of Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for capital adjustments as provided under the 2002 Stock Option Plan) pursuant to stock options to be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Shares allocated to stock options granted under the 2002 Stock Option Plan that are later forfeited, expire or otherwise terminate may again be used for grants under the 2002 Stock Option Plan. The independent directors on the Compensation Committee are authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of the awards granted under the 2002 Stock Option Plan. As of the Effective Date, the Company granted stock options under the 2002 Stock Option Plan covering a total of 919,282 shares of Common Stock. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on March 8, 2003 and expire on the seventh anniversary of the Effective Date.

The 2002 Stock Option Plan will terminate ten years after the Effective Date. However, awards outstanding as of that date will not be affected or impaired by the termination. The Board and the independent directors on the Compensation Committee have authority, respectively, to amend the 2002 Stock Option Plan and awards granted thereunder, subject to the terms of the 2002 Stock Option Plan. As of June 30, 2002, a total of 920,106 shares of Common Stock remained available for grant under the 2002 Stock Option Plan. On September 25, 2002, the Company granted stock options under the 2002 Stock Option Plan covering an additional 200,000 shares of Common Stock to the outside directors. In addition, as of July 8, 2002, Mr. Kraegel’s options covering 75,000 shares of Common stock were canceled and those shares are again available for future grants. As a result of the foregoing, as of September 30, 2002, a total of 795,106 shares of Common Stock remain available for grant under the 2002 Stock Option Plan.

Prior to the Effective Date, certain of the Company’s employees were eligible to participate in AMF Bowling’s 1996 Stock Incentive Plan and 1998 Stock Incentive Plan (collectively, the “AMF Bowling Stock Incentive Plans”). As of June 30, 2002, no options remained outstanding under the AMF Bowling Stock Incentive Plans. For the year ended 2001, no options were issued under the AMF Bowling Stock Incentive Plans. Options to acquire a total of 107,500 and 1,523,000 shares of AMF Bowling were issued in 2000 and 1999, respectively, under the AMF Bowling Stock Incentive Plans. The option agreements generally provided that options issued under these plans would be cancelled 90 days after the affiliation between AMF Bowling and the Company ended. Such affiliation ended on the Effective Date.

Employment Agreements

Mr. Roland Smith entered into an employment agreement dated April 28, 1999, with AMF Bowling for an employment period that ended April 29, 2002 (the “Prior Smith Employment Agreement”). Under the Prior Smith Employment Agreement, Mr. Smith held the positions of President and Chief Executive Officer of AMF Bowling and Worldwide. His annual base salary under the Prior Smith Employment Agreement was $630,000 in 2001. He received bonuses totaling $1,001,314 in 2001. The Prior Smith Employment Agreement was assigned to and assumed by Worldwide in December 2000.

On November 9, 2000, the Old Board approved a Senior Executives Retention Plan (the “Senior Executives Plan”) covering Mr. Smith. In addition to providing for the assumption of the Prior Smith Employment Agreement, the Senior Executives Plan provided for a bonus for Fiscal Year 2000 to be paid on March 31, 2001 in a fixed amount equal to 50% of the Fiscal Year 2000 bonus target; a cash payment equal to 25% of annual base salary in lieu of stock option grants for Fiscal Year 2000, also to be paid on March 31, 2001; and a cash retention bonus equal to 200% of Mr. Smith’s base annual salary. Half of the payment was made on June 1, 2001 and the remainder was paid on the Effective Date.

The Prior Smith Employment Agreement was superseded by an amended and restated employment agreement dated February 1, 2002 with Worldwide (the “New Smith Employment Agreement”). The Bankruptcy Court approved the New Smith Employment Agreement as part of the Plan and it became effective on the Effective Date. Under the New Smith Employment Agreement, Mr. Smith continues to serve as President and Chief Executive Officer of the Company. The New Smith Employment Agreement has an initial term of three years and will automatically extend on its third anniversary for consecutive periods of one year, unless either party gives notice at least 180 days before the end of the initial three-year term or the applicable one-year anniversary date. Mr. Smith’s annual base salary in 2002 under the New Smith Employment Agreement is $700,000. His salary may be increased from time to time at the discretion of the Board, but may not be decreased. He is eligible to receive an annual bonus of up to 150% of his base salary. The annual bonus is based on the attainment of qualitative and quantitative performance goals established by the Board each year.

The New Smith Employment Agreement provides for payment of all earned but unpaid compensation and benefits, and certain severance benefits if Mr. Smith’s employment is terminated by the Company without Cause (as defined in the agreement) or if Mr. Smith terminates his employment for Good Reason (as also defined in the agreement). Severance benefits include a pro-rated annual bonus based on actual performance and achievement of individual and Company performance objectives through the end of the year, a lump sum payment equal to two times his then annual base salary and target annual bonus for that year and continuation of medical plan coverage for two years following termination. Payment of the severance benefits is conditioned on Mr. Smith executing a release of claims against the Company and certain affiliated parties; the benefits are in lieu of severance benefits to which Mr. Smith could become entitled under any other arrangement.

If Mr. Smith’s employment is terminated due to his death or disability, Worldwide will pay Mr. Smith’s earned but unpaid compensation and benefits, a pro-rated annual bonus based on actual performance and achievement of individual and Company performance objectives through the end of the year, and continuation of medical plan coverage for Mr. Smith and his dependents for two years following termination of his employment. If Mr. Smith is terminated for Cause or if he terminates his employment for a reason other than Good Reason, he will be entitled to payment of his earned but unpaid compensation and benefits. If Mr. Smith gives notice of resignation, and Worldwide terminates his employment before the end of the 60-day notice period, Worldwide will continue to pay Mr. Smith’s base salary and provide benefits until the end of the notice period.

Under the New Smith Employment Agreement, as of the Effective Date, Mr. Smith was granted stock options to purchase 153,282 shares of Common Stock at an exercise price equal to $21.19 per share. Mr. Smith’s stock options will generally expire on March 8, 2009, although they may expire before that date if Mr. Smith’s employment terminates under certain circumstances. One-third of the options vest after each of the first, second and third anniversaries of the Effective Date, subject to Mr. Smith’s continued employment with the Company. In the event of a Change in Control (as such term is defined in the New Smith Employment Agreement), or if Worldwide terminates Mr. Smith’s employment without Cause or if Mr. Smith terminates his employment for Good Reason before a Change of Control occurs, any unvested stock options will immediately vest. Mr. Smith was also granted a restricted stock award of 153,282 shares of Common Stock. The grant is subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares vest after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. If Mr. Smith’s employment is terminated by Worldwide other than for Cause (as defined in the Restricted Stock Award Agreement) or he terminates his employment for Good Reason (as also defined in the agreement) before the first anniversary of the Effective Date, he will become immediately vested in one-third of the shares subject to the award. If such termination occurs after the first anniversary of the Effective Date but before all of the shares have become vested, he will become vested in a pro-rated portion of one-third of the shares subject to the award (based on the number of days that have elapsed since the most recent anniversary of the Effective Date).

Under the New Smith Employment Agreement, Mr. Smith will also be eligible to receive a lifetime nonqualified supplemental retirement benefit beginning at age 65. This annual supplemental retirement benefit will equal 2% of his average annual base salary (as described below) over the highest three years during the ten years before his retirement, multiplied by his years of service with Worldwide since May 1, 1999; provided, however, that this benefit will be offset by any benefit payable from any tax-qualified retirement plan maintained by Worldwide. This supplemental retirement benefit will vest ratably over 84 months of service beginning on May 1, 1999. The compensation taken into account in determining Mr. Smith’s retirement benefit is the salary amount disclosed under “Annual Compensation” in the Summary Compensation Table. Mr. Smith completed 3.1 years of service as of the end of the Transition Period. The retirement benefit is payable in the form of a single life annuity beginning at Mr. Smith’s attainment of age 65. The benefit may begin to be paid prior to Mr. Smith’s attainment of age 65 under certain circumstances, and may, at Mr. Smith’s election, be paid in the form of an actuarially equivalent lump sum or a 50% joint and survivor annuity instead of in the form of a single life annuity.

If any payment or distribution required to be made to or for the benefit of Mr. Smith (either under the New Smith Employment Agreement or otherwise) would be subject to the tax imposed under Section 4999 of the Code on “excess parachute payments” as defined under Section 280G of the Code, Mr. Smith will be entitled to receive an additional payment or payments sufficient to pay the tax imposed under Section 4999 of the Code (and any taxes on that additional payment or payments). However, no payments will be made unless the “excess parachute payments” paid to or for the benefit of Mr. Smith are greater than $50,000. If the “excess parachute payments” paid to Mr. Smith are below $50,000, payments otherwise due Mr. Smith will be reduced so that no payments will be subject to the excise tax of Section 4999 of the Code.

Mr. Timothy Scott has an employment agreement dated November 12, 1999, with Worldwide and receives compensation consisting of salary and an annual bonus of up to 50% of base salary if certain targets based on annual performance objectives are attained. Mr. Scott’s annual base salary is currently $217,083. For 2001, 50% of the bonus was guaranteed if Mr. Scott remained employed through the first quarter of 2002. The employment agreement provides for payment of accrued compensation, an allocable portion of bonus for the year in which he is terminated, and payment of 12 months of annual base salary following termination of his employment by Worldwide for any reason other than death, disability or cause.

Mr. John Suddarth entered into an employment agreement with AMF Products on March 15, 2001 (the “Suddarth Employment Agreement”). Mr. Suddarth is employed as the Chief Operating Officer of AMF Products and serves as an Executive Vice President of Worldwide. Mr. Suddarth’s employment may be terminated by AMF Products or by Mr. Suddarth at any time. During his employment, Mr. Suddarth is entitled to an annual base salary of not less than $240,000 (which may be increased by the Chief Executive Officer of Worldwide), an annual bonus of up to 50% of his annual base salary based on the attainment of certain performance objectives approved by the Board of Worldwide, and a special bonus for 2001, 2002 and 2003 equal to 5% of Products’ earnings before interest, taxes, depreciation and amortization that exceeds $45 million during those years. Mr. Suddarth is also entitled to such benefits as may generally be available to other senior executives of Worldwide.

If Mr. Suddarth’s employment is terminated by AMF Products without Cause (as defined in the Suddarth Employment Agreement) or if Mr. Suddarth terminates his employment for Good Reason (as also defined in the agreement), AMF Products will pay Mr. Suddarth any accrued but unpaid salary and vacation pay, severance in an amount equal to 12 months of annual base salary, a pro-rated annual bonus equal to the annual bonus that he would have become entitled to receive had he continued in employment to the date on which the bonus would otherwise have been awarded, and a pro-rated bonus equal to the special bonus that he would have become entitled to receive if he had worked to the end of 2003. Payment of the severance, pro-rated annual bonus and pro-rated special bonus is conditioned on Mr. Suddarth executing a release of any claims against the Company and its officers, directors and employees, and complying with certain confidentiality, non-disparagement and non-competition requirements following termination of his employment. If Mr. Suddarth’s employment terminates on account of his voluntary resignation, he is entitled to receive only accrued but unpaid salary and vacation pay. If his employment terminates on account of his death or disability, AMF Products will pay accrued but unpaid salary and vacation pay and a pro-rated annual bonus, if any, as may be applicable at that time.

Mr. John Smith entered into an employment agreement with Worldwide on January 22, 2002. Mr. Smith is employed as the Executive Vice President and Chief Operating Officer—U.S. Centers. During his employment, Mr. Smith is entitled to an annual base salary of not less than $250,000 and an annual bonus of up to 50% of his annual base salary based on U.S. Centers performance. Mr. Smith is also entitled to such benefits as may generally be available to other senior executives of Worldwide, including relocation benefits. Mr. Smith’s employment may be terminated by Worldwide or by Mr. Smith at any time. If Mr. Smith’s employment is terminated for other than cause or willful misconduct, he will be eligible for 12 months of severance pay and an allocable portion of bonus for the year of termination.

Mr. Frederick Kraegel entered into an employment agreement with Worldwide dated as of August 8, 2001, with an addendum dated April 25, 2002. Mr. Kraegel served as Senior Vice President and Chief Administrative Officer until his termination on July 8, 2002. He was originally employed at an annual base salary of $275,000. As of January 28, 2002, his annual base salary was increased to $288,000. He was eligible for an annual bonus of up to 50% of base salary if certain targets based on annual performance objectives were met. This bonus was pro-rated for 2001. He was also entitled to such benefits as were generally available to other senior executives of Worldwide.

During 2000, the Company adopted a Bonus, Severance and Retention Program for Certain Employees (the “Retention Program”) containing several separate provisions. The Retention Program covered each of the executive officers listed in the Summary Compensation Table except for Mr. Kraegel, Mr. Suddarth and Mr. J. Smith, who were not employees at the time. This Retention Program implemented an enhanced severance plan (the “Severance Plan”) for certain managers providing for a lump sum payment of up to 12 months of annual base salary following termination of employment by the Company under certain circumstances, as well as payment of an allocable portion of the bonus for the year in which the manager is terminated. This Severance Plan will remain in effect for one year following the Effective Date. In addition to the Retention Program, the Company has a severance plan for its senior managers that provides managers with severance benefits of 3 to 12 months depending on their position. This plan will continue after the expiration of the Retention Program. Managers may not receive benefits under both the Retention Program and the severance plan.

The Retention Program also changed the target for payment of fiscal year 2000 bonuses for all bonus eligible employees and provided for cash payments in lieu of calendar year 2000 stock option grants for all option eligible employees. Payments in each case were to be made on March 31, 2001 to eligible employees who were employed on that date. Mr. Caesar and Mr. Scott were covered by these provisions.

In addition, the Retention Program implemented a key management retention bonus plan for certain senior managers selected by the Chief Executive Officer. The amount of the retention payment for each executive was based on a percentage of the executive’s annual base salary and was payable upon the approval of a restructuring plan. Because the Plan was not approved by June 1, 2001, 50% of the payment was made on June 1, 2001, and the remainder was paid upon approval of the Plan. All payments were conditioned upon employment at the date of the payment.

Compensation of Directors

As of the Effective Date, directors on the Board who are not employed by the Company are paid the following fees for their services as a director: an annual retainer of $30,000 for service as a director; a meeting fee of $2,000 to the Chairman of the Board for attending each meeting of the Board; a meeting fee of $2,000 to the chairman of each committee of the Board for attending each meeting of the committee; and unless otherwise described above, a meeting fee of $1,000 (a) to each director for attending each meeting of the Board and (b) to each committee member, and to each other invited director, for attending each meeting of a committee. In addition, Mr. Maslowe receives $125,000 a year for additional services rendered as Chairman of the Board. Non-employee directors are also reimbursed for travel and other expenses reasonably incurred in connection with Company business. In addition, on September 25, 2002, each non-employee director was granted an option to purchase 30,000 shares of Common Stock under the 2002 Stock Option Plan, and Mr. Maslowe as Chairman was also granted an additional option to purchase 50,000 shares. All the options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on March 8, 2003 (or, if earlier, upon a change in control of the Company), and expire on the seventh anniversary of the Effective Date.

Prior to the Effective Date, each director of Worldwide, who was also a director of AMF Bowling, received compensation as discussed below. Directors, who were officers or employees of AMF Bowling or Worldwide or who were affiliated with Goldman Sachs, received no compensation for service as members of the Old Board or the Board of Directors of AMF Bowling or its committees. Directors who were not officers or employees of AMF Bowling or Worldwide or affiliated with Goldman Sachs, received a $2,000 fee for attending each meeting of the Board of Directors of AMF Bowling and a $1,000 fee for attending each committee meeting. All directors’ reasonable expenses for attending those board and committee meetings and related duties were reimbursed by AMF Bowling.

Compensation Committee Interlocks and Insider Participation

Prior to the Effective Date, Worldwide did not have a compensation committee. The compensation committee of AMF Bowling, the Company’s former indirect parent, set the compensation for the executive officers of Worldwide. The compensation committee of AMF Bowling consisted of certain representatives of former owners of AMF Bowling and another individual, none of whom were employees of the Company.

The Board has a compensation committee of three members.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below reflects the number of shares of Common Stock beneficially owned as of September 1, 2002, by each person who is known by the Company to own beneficially more than 5% of Common Stock. The information set forth below was provided to the Company by the beneficial owners named below, without any independent verification by the Company. No director or executive officer owns any Common Stock except that Named Executive Officers hold options to acquire Common Stock under the 2002 Stock Option Plan described above. None of these options are exercisable within 60 days. Unless indicated otherwise, each beneficial owner is deemed to have sole voting and investment power with respect to all shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name of Beneficial Owner and Address	Number of Shares Beneficially Owned as of August 30, 2002		Percent of Class of Common Stock(5)
AMF Debt Investors, L.L.C. (1)	1,898,102		14.1
c/o Farallon Capital Management, L.L.C. One Maritime Plaza, Suite 1325 San Francisco, California 94111
AMF Debt Investors II, L.L.C. (1)	350,433		2.6
c/o Farallon Capital Management, L.L.C. One Maritime Plaza, Suite 1325 San Francisco, California 94111
Oaktree Capital Management, LLC	2,798,689	(4)	20.7
333 South Grand Avenue, 28th Floor Los Angeles, California 90071
Satellite Asset Management, L.P. (2)	1,442,974		10.7
10 East 50th Street, 21st Floor New York, New York 10022
AG Capital Funding Partners, L.P. (3)	104,020		0.8
c/o Angelo Gordon & Co., L.P. 245 Park Avenue, 26th Floor New York, New York 10167
Silver Oaks Capital, L.L.C. (3)	1,733,647		12.9
c/o Angelo Gordon & Co., L.P. 245 Park Avenue, 26th Floor New York, New York 10167

(1)
Each of AMF Debt Investors, L.L.C. (“Debt Investors I”) and AMF Debt Investors II, L.L.C. (“Debt Investors II”) holds directly in its name the number of shares listed above. The sole manager of Debt Investors I and Debt Investors II is Farallon Capital Management, L.L.C. (“FCM”), a registered investment advisor. FCM, as manager of Debt Investors I and Debt Investors II, and each managing member of FCM, may be deemed to be the beneficial owner, for purposes of Rule 13d-3 of the Exchange Act, of the shares held by Debt Investors I and Debt Investors II. Meridee Moore, a director of Worldwide, was a managing member of FCM until June 30, 2002. Ms. Moore is currently Senior Managing Member of WS Partners, L.L.C. and Watershed Asset Management, L.L.C. (“Watershed”). Watershed serves as a subadvisor to FCM and its affiliates on certain investments. FCM, and each managing member of FCM, disclaims any beneficial ownership of such shares. Such entities and persons may be deemed to share voting and dispositive power with respect to the shares, but they disclaim group attribution.

(2)	Affiliated with Mr. Sonnino.
(3)	Affiliated with Mr. Fuller.
(4)	Includes 784,800 shares of Common Stock that could be acquired by Oaktree Capital Management, LLC within six months pursuant to Warrants.
(5)
For purposes of this calculation, gives effect to the issuance of 10,000,000 shares of Common Stock and an aggregate of 3,488,844 shares of Common Stock under the Warrants. The calculation does not give effect to the issuance of shares subject to stock options under the 2002 Stock Option Plan, none of which are exercisable within 60 days.

Equity Compensation Plan Information as of June 30, 2002

The following table provides information with respect to compensation plans under which shares of Common Stock are authorized for issuance as of June 30, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	919,282	$21.19	920,106
Equity compensation plans not approved by security holders	-0-	—	—

Total	919,282	$21.19	920,106

(a)
Represents options granted under the 2002 Stock Option Plan. See “Aggregated Stock Option Exercises and Fiscal Year End Option Values” in Item 11 for a description of the plan. The 2002 Stock Option Plan was part of the Plan confirmed by the Bankruptcy Court.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Former Stockholders Agreement

Under the prior ownership of Worldwide’s parent, there was a stockholders agreement that governed certain matters relating to AMF Bowling, certain of its stockholders and certain of AMF Bowling’s former subsidiaries, including Worldwide. That stockholders agreement expired as to Worldwide as of the Effective Date.

Registration Rights Agreement

On the Effective Date, pursuant to the Plan, Worldwide entered into a registration rights agreement (the “Registration Rights Agreement”), which provides holders of 10 percent or more of Common Stock as of the Effective Date (the “Principal Holders”) with certain rights to require Worldwide to register their shares of Common Stock, including shares issuable upon the exercise of their Warrants. No registration rights are provided with respect to the Warrants or the Subordinated Notes or to holders of Common Stock other than the Principal Holders. The following summary is qualified in its entirety by reference to the Registration Rights Agreement, which was filed as an Exhibit to Worldwide’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

Under the Registration Rights Agreement, Worldwide has agreed to use its reasonable best efforts to (a) register the Common Stock held by a Principal Holder upon a request by one or more Principal Holders to register Common Stock held by the Principal Holders with a market value generally of at least $25.0 million in the aggregate and (b) in connection with any registered offering of Common Stock by Worldwide, register Common Stock of Principal Holders that wish to sell their Common Stock in the offering. Under the terms of the Registration Rights Agreement, each Principal Holder is limited to a specified number of “demand” registrations under clause (a) above. In addition, the requests for registration are subject to other limitations and cut-backs, as set forth in the Registration Rights Agreement.

The registration rights do not apply to Common Stock to the extent that: (a) a registration statement with respect to the sale of Common Stock has been declared effective under the Securities Act and the holders’ shares of Common Stock have been disposed of under that registration statement; (b) the holders’ shares of Common Stock have been disposed of under Securities Act Rule 144 or another exemption from the registration requirements of the Securities Act under which the shares of Common Stock are thereafter freely tradable without restriction under the Securities Act; or (c) the holders’ shares of Common Stock may be disposed of under Rule 144 within Rule 144’s volume limitations within a 90 day period or under Securities Act Rule 144(k).

Transactions with Management and Others; Certain Business Relationships

Prior to the Effective Date, several members of the Old Board, who do not serve as members of the Board, were affiliated with Goldman Sachs and related entities. Goldman Sachs and/or related entities were the initial purchasers of the debt issued by Worldwide in connection with financing the 1996 acquisition by the investor group led by Goldman Sachs; served as financial advisor to the owners of AMF Bowling’s predecessor in connection with that acquisition; acted as lead underwriter in AMF Bowling’s initial public offering of common stock and as an initial purchaser of zero coupon convertible debentures of AMF Bowling; acted as Syndication Agent or Arrangers under the Old Credit Agreement; acted as the financial advisor for AMF Bowling and the Company; and were counterparties to several interest rate hedging agreements to which the Company was a party. For all of these services over the years, Goldman Sachs and affiliates were paid substantial fees and expenses. The Company no longer has an affiliation with Goldman Sachs.

“Note 18 Related Parties” in the Notes to the Consolidated Financial Statements sets forth additional information about certain relationships former affiliates and current owners have had or currently have with the Company.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) Financial Statements

Financial Statements

Independent Auditors’ Report
Reports of Independent Public Accountants.
Consolidated Balance Sheets as of June 30, 2002, December 31, 2001 and 2000.
Consolidated Statements of Operations for the four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholder’s Equity for the four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Comprehensive Income (Loss) for the four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements.
Selected Quarterly Financial Data (unaudited).

(B) Reports on Form 8-K

1.	A current report was filed February 5, 2002, in which Worldwide announced confirmation of its plan of reorganization.
2.	A current report was filed March 8, 2002, in which Worldwide announced that it emerged from Chapter 11 under the United States Bankruptcy Code.
3.	A current report was filed April 1, 2002, in which Worldwide announced a change in its fiscal year.
4.	A current report was filed May 10, 2002, in which Worldwide announced the distribution of new securities to the holders of the Old Subordinated Notes.
5.	A current report was filed May 15, 2002, in which Worldwide announced the dismissal of Arthur Andersen LLP as its independent accountants.
6.	A current report was filed May 30, 2002, in which Worldwide announced it had engaged KPMG LLP as its new independent accountants.
7.
A current report was filed May 31, 2002, in which Worldwide announced the distribution of new securities to certain holders of allowed unsecured claims under Worldwide’s previously confirmed plan of reorganization.

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

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).
4.3	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock. (6)
4.4	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (7)
4.5	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (8)

10.1	Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (9)*

10.2	Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (10)*

10.3	Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott. (11)*

10.4	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000. (12)*

10.5	Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith. (13)*

10.6
Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives. (14)*

10.7	Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth. (15)*

10.8
Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits). (16)

10.9	AMF Bowling Worldwide, Inc. 2002 Stock Option Plan. (17)*

10.10	Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (18)*

10.11	Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (19)*

10.12	Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith. (20)*

10.13	Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent.(21)*

10.14	Addendum dated April 25, 2002, to Employment Letter, dated as of August 8, 2001, between AMF Bowling Worldwide, Inc. and Frederick G. Kraegel. (22)*

21.1	Subsidiaries of the Company. (filed herewith)

Notes to Exhibits:

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (file No. 001-12131).
(2)	Incorporated by reference to Exhibit 4.6 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(3)	Incorporated by reference to Exhibit 3.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(4)	Incorporated by reference to Exhibit 3.2 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(5)	Incorporated by reference to Exhibit 4.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(6)	Incorporated by reference to Exhibit 4.3 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(7)	Incorporated by reference to Exhibit 4.4 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(8)	Incorporated by reference to Exhibit 4.5 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(9)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).

(10)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(11)	Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(12)	Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(13)	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(14)	Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(15)	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(16)	Incorporated by reference to Exhibit 10.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(17)	Incorporated by reference to Exhibit 10.2 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(18)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(19)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(20)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(21)	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(22)	Incorporated by reference to Exhibit 10.7 to Quarter Report on Form 10-Q of AMF Bowling Worldwide, Inc. for the quarterly period ended March 31, 2002 (File No. 001-12131).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of September, 2002.

AMF BOWLING WORLDWIDE, INC.

By:	/S/ ROLAND C. SMITH
Roland C. Smith President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby authorizes Roland C. Smith, and Christopher F. Caesar, and each of them, to sign this Transition Report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, and appoints each such person as attorney-in-fact to sign on his or her behalf individually and in each capacity stated below.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 30th day of September, 2002.

Signature	Title

/S/ ROLAND C. SMITH Roland C. Smith	Director, President and Chief Executive Officer (principal executive officer)

/S/ PHILIP L. MASLOWE Philip L. Maslowe	Director and Chairman

/S/ CHRISTOPHER F. CAESAR Christopher F. Caesar	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/S/ THOMAS M. FULLER Thomas M. Fuller	Director

/S/ MERIDEE A. MOORE Meridee A. Moore	Director

/S/ MARK D. SONNINO Mark D. Sonnino	Director

/S/ GEORGE W. VIETH, JR. George W. Vieth, Jr.	Director

/S/ W. THOMAS DIDLAKE, JR. W. Thomas Didlake, Jr.	Vice President and Corporate Controller (principal accounting officer)

CERTIFICATIONS

I, Roland C. Smith, President and Chief Executive Officer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this Transition Report on Form 10-K of AMF Bowling Worldwide, Inc.;

2.
Based on my knowledge, this Transition Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Transition Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Transition Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Transition Report.

Date: September 30, 2002

/s/ ROLAND C. SMITH
Roland C. Smith President and Chief Executive Officer

CERTIFICATIONS

I, Christopher F. Caesar, Senior Vice President, Chief Financial Officer and Treasurer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this Transition Report on Form 10-K of AMF Bowling Worldwide, Inc.;

2.
Based on my knowledge, this Transition Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Transition Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Transition Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Transition Report.

Date: September 30, 2002

/S/ CHRISTOPHER F. CAESAR
Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSITION REPORT ON FORM 10-K

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002

AMF BOWLING WORLDWIDE, INC.

INDEX

Page
Financial Statements

Independent Auditors’ Report	F-2
Report of Independent Public Accountants	F-3
Consolidated Balance Sheets as of June 30, 2002, December 31, 2001 and 2000 and 2000	F-4
Consolidated Statements of Operations for the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999	F-6
Consolidated Statements of Stockholders’ Equity for the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999	F-7
Consolidated Statements of Comprehensive Income (Loss) for the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001, 2000 and 1999	F-8
Notes to Consolidated Financial Statements	F-9
Selected Quarterly Financial Data (unaudited)	F-36

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
AMF BOWLING WORLDWIDE, INC.:

We have audited the accompanying consolidated balance sheet of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for the four months ended June 30, 2002 (Reorganized Company) and the two months ended February 28, 2002 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors’ report, dated March 8, 2002 on those consolidated financial statements was unqualified and included an explanatory paragraph which described the reorganization of the Company confirmed by the United States Bankruptcy Court for the Eastern District of Virginia discussed in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling Worldwide, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the four months ended June 30, 2002 (Reorganized Company) and the two months ended February 28, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As described in note 1 to the consolidated financial statements, effective March 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Eastern District of Virginia. In connection with its reorganization, the Company applied fresh start accounting on February 28, 2002.

KPMG LLP

Richmond, Virginia
August 30, 2002

This report is a copy of a previously issued Arthur Andersen LLP report which has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
AMF BOWLING WORLDWIDE, INC.:

We have audited the accompanying consolidated balance sheets of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described more fully in Note 1 to the consolidated financial statements, effective March 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Eastern District of Virginia. The accompanying consolidated financial statements do not reflect the effects of fresh start accounting which will be applied in connection with the Company’s emergence from Chapter 11.

ARTHUR ANDERSEN LLP

Richmond, Virginia
March 8, 2002

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Reorganized Company	Predecessor Company
	June 30, 2002	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$34,167	$25,291	$46,759
Accounts and notes receivable, net of allowance for doubtful accounts of $8,748, $11,543 and $9,608 respectively	26,268	27,381	43,070
Inventories, net	38,901	38,732	55,697
Advances and deposits	19,411	14,337	12,789

Total current assets	118,747	105,741	158,315
Property and equipment, net	605,174	685,154	755,588
Leasehold interests and other	31,603	40,138	66,331
Goodwill, net	—	718,414	746,050

Total assets	$755,524	$1,549,447	$1,726,284

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,938	$24,246	$26,215
Accrued expenses and other	91,219	78,450	102,643
Current portion of long-term debt	16,961	616,395	1,134,565

Total current liabilities	126,118	719,091	1,263,423
Long-term debt, less current portion	424,109	3,107	1,993
Liabilities subject to resolution	3,556	595,463	—
Other long-term liabilities	809	2,252	6,963

Total liabilities	554,592	1,319,913	1,272,379

Stockholders’ equity:
Common Stock (par value $.01 per share 10,000,000 shares authorized, 9,955,593 issued and outstanding) (a)	100	—	—
Paid-in capital	211,800	1,047,529	1,047,529
Accumulated deficit	(15,636)	(781,991)	(565,030)
Accumulated other comprehensive income (loss)	4,668	(36,004)	(28,594)

Total stockholders’ equity	200,932	229,534	453,905

Total liabilities and stockholders’ equity	$755,524	$1,549,447	$1,726,284

(a)	There are 9,955,593 shares outstanding on June 30, 2002. An additional 44,407 shares of Common Stock will be issued as claims are resolved in accordance with the Plan.

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
			Year ended December 31,
	Four Months ended June 30, 2002	Two Months ended February 28, 2002	2001	2000	1999
Operating revenue	$219,055	$122,886	$694,878	$715,001	$732,752

Operating expenses:
Costs of goods sold	46,908	19,991	154,619	173,098	177,204
Bowling center operating expenses	122,123	62,032	376,591	386,944	373,434
Selling, general, and administrative expenses	18,401	9,389	60,803	64,461	71,561
Restructuring, refinancing and other charges	3,880	302	18,636	11,585	16,658
Depreciation and amortization	28,917	17,144	130,043	136,001	132,647

Total operating expenses	220,229	108,858	740,692	772,089	771,504

Operating income (loss)	(1,174)	14,028	(45,814)	(57,088)	(38,752)
Nonoperating expenses (income):
Interest expense (a)	15,214	8,113	104,876	121,499	111,237
Interest income	(406)	—	(1,136)	(1,514)	(1,889)
Other expense (income), net	(4,386)	907	5,910	1,623	6,640

Total nonoperating expenses, net	10,422	9,020	109,650	121,608	115,988
Income (loss) before reorganization items, net, fresh start accounting adjustments, provision for income taxes, equity in loss of joint ventures, net, extraordinary item and cumulative effect of change in accounting for goodwill	(11,596)	5,008	(155,464)	(178,696)	(154,740)
Reorganization items, net	—	13,288	56,731	—	—
Fresh start accounting adjustments	—	65,991	—	—	—

Loss before provision for income taxes, extraordinary item, and cumulative effect of change in accounting for goodwill	(11,596)	(74,271)	(212,195)	(178,696)	(154,740)
Provision for income taxes	4,040	1,095	4,766	2,256	27,625

Net loss before equity in loss of joint ventures, extraordinary item and cumulative effect of change in accounting for goodwill	(15,636)	(75,366)	(216,961)	(180,952)	(182,365)
Equity in loss of joint ventures	—	—	—	(524)	(18,648)

Net loss before extraordinary item and cumulative effect of change in accounting for goodwill	(15,636)	(75,366)	(216,961)	(181,476)	(201,013)
Extraordinary item—gain on debt discharge, net	—	774,803	—	—	—
Cumulative effect of change in accounting for goodwill	—	(718,414)	—	—	—

Net loss	$(15,636)	$(18,977)	$(216,961)	$(181,476)	$201,013

Basic and diluted loss per share:
Net loss	$(1.56)
Weighted average common shares	10,000,000

(a)
For the periods July 2, 2001 through December 31, 2001 and January 1, 2002 through March 8, 2002, the Company did not accrue approximately $30,560 and $11,500, respectively, of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding.

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized Company	Predecessor Company
	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
			2001	2000	1999
Cash flows from operating activities:
Net loss	$(15,636)	$(18,977)	$(216,961)	$(181,476)	$(201,013)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	28,917	17,144	130,043	136,001	132,647
Fresh start accounting adjustment	—	65,991	—	—	—
Cumulative effect of change in accounting for goodwill	—	718,414	—	—	—
Extraordinary item—gain on debt discharge, net	—	(774,803)	—	—	—
Reorganization items non cash, net	—	—	46,570	—	—
Equity in loss of joint ventures	—	—	—	524	18,648
Deferred income taxes	—	—	—	—	20,467
Amortization of bond discount	—	—	6,525	30,352	26,874
(Gain) loss on the sale of property and equipment, net	(991)	(65)	417	(1,601)	2,561
Impairment of assets	—	—	3,500	1,559	8,118
Changes in assets and liabilities:
Accounts and notes receivable, net	(1,017)	3,179	16,826	17,863	18,950
Inventories	7,540	(6,894)	13,268	(4,312)	10,912
Other assets	4,949	3,842	1,082	15,108	(5,105)
Accounts payable and accrued expenses	(8,033)	16,839	23,322	19,892	10,115
Other long-term liabilities	(4,559)	(706)	2,997	(5,203)	(3,053)

Net cash provided by operating activities	11,170	23,964	27,589	28,707	40,121

Cash flows from investing activities:
Acquisitions of operating units, net of cash acquired	—	—	—	(8,477)	(1,414)
Purchases of property and equipment	(14,328)	(2,509)	(49,462)	(66,545)	(52,087)
Proceeds from the sale of property and equipment	904	—	300	9,400	2,028

Net cash used in investing activities	(13,424)	(2,509)	(49,162)	(65,622)	(51,473)

Cash flows from financing activities:
Repayment under bank debt	—	(436,700)	—	—	—
Borrowing (repayment) under term facility	(2,000)	290,000	—	—	—
Borrowing under subordinated notes	—	150,000	—	—	—
Borrowing (repayment) under revolver	(10,000)	10,000	—	—	—
Proceeds from long-term debt	—	—	5,000	87,000	81,000
Payment on long-term debt	—	—	(5,000)	(29,407)	(106,373)
Deferred finance costs	(552)	(11,743)
Capital contributions from parent	—	—	—	7,000	34,731

Net cash provided by (used in) financing activities	(12,552)	1,557	—	64,593	9,358
Effect of exchange rates on cash	(1,121)	1,791	105	(1,434)	662

Net increase (decrease) in cash	(15,927)	24,803	(21,468)	26,244	(1,332)
Cash and cash equivalents at beginning of period	50,094	25,291	46,759	20,515	21,847

Cash and cash equivalents at end of period	$34,167	$50,094	$25,291	$46,759	$20,515

Cash interest paid	$5,554	$8,033	$81,465	$75,426	$81,779
Cash income taxes paid	$1,014	$—	$1,537	$4,318	$5,495

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Predecessor Company:
Balance, December 31, 1998	$—	$1,005,798	$(182,541)	$(19,325)	$803,932
Capital contribution by stockholder	—	34,731	—	—	34,731
Net loss	—	—	(201,013)	—	(201,013)
Foreign currency translation adjustment	—	—	—	4,001	4,001

Balance, December 31, 1999	—	1,040,529	(383,554)	(15,324)	641,651

Capital contribution by stockholder	—	7,000	—	—	7,000
Net loss	—	—	(181,476)	—	(181,476)
Foreign currency translation adjustment	—	—	—	(13,270)	(13,270)

Balance, December 31, 2000	—	1,047,529	(565,030)	(28,594)	453,905

Net loss	—	—	(216,961)	—	(216,961)
Foreign currency translation adjustment	—	—	—	(7,410)	(7,410)

Balance, December 31, 2001	—	1,047,529	(781,991)	(36,004)	229,534

Net loss	—	—	(18,977)	—	(18,977)
Foreign currency translation adjustment	—	—	—	831	831
Cancellation of retained deficit under plan of reorganization	—	—	800,968	35,173	836,141
Issuance of common stock and adjustment of paid-in capital under plan of reorganization	100	(835,729)	—	—	(835,629)

Balance February 28, 2002	100	211,800	—	—	211,900

Reorganized Company:
Net loss	—	—	(15,636)	—	(15,636)
Foreign currency translation adjustment	—	—	—	4,724	4,724
Change in fair value of derivative instrument	—	—	—	(56)	(56)

Balance June 30, 2002	$100	$211,800	$(15,636)	$4,668	$200,932

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Reorganized Company	Predecessor Company
	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
			2001	2000	1999
Net loss	$(15,636)	$(18,977)	$(216,961)	$(181,476)	$(201,013)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,724	831	(7,410)	(13,270)	4,001
Change in fair value of derivative instrument	(56)	—	—	—	—
Reclassification adjustment for reorganization entries included in net income	—	35,173	—	—	—

Other comprehensive income (loss)	4,668	36,004	(7,410)	(13,270)	4,001

Total comprehensive income (loss)	$(10,968)	$17,027	$(224,371)	$(194,746)	$(197,012)

Supplemental comprehensive income (loss) information:
Cumulative foreign currency translation gain (loss) adjustments	$4,724	$—	$(36,004)	$(28,594)	$(15,324)
Cumulative change in value of derivative instrument	(56)	—	—	—	—

Total accumulated other comprehensive loss	$4,668	$—	$(36,004)	$(28,594)	$(15,324)

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share information and Note 17)

NOTE 1.    BUSINESS DESCRIPTION—ORGANIZATION, CHAPTER 11 AND EMERGENCE

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and together with its subsidiaries, the “Company”) is engaged in two business segments:

•	the operation of bowling centers in the United States (“U.S. Centers”) and internationally (“International Centers” and collectively with U.S. Centers, “Centers”); and

•
the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling balls, bags and shoes (collectively, “Products”).

Centers is the largest operator of bowling centers in the world, and as of June 30, 2002, operated 387 bowling centers in the U.S. and 103 bowling centers in six foreign countries. As of June 30, 2002, Centers owned the real estate at 302 of its bowling centers and leased the real estate at 188 of its bowling centers.

Products is one of the two largest manufacturers of bowling center equipment in the world. Products revenue consists of two major sales categories:

•	New Center Packages (“NCPs”), which is all of the equipment necessary to outfit one lane at a new or existing bowling center; and

•
Modernization and Consumer Products, which is equipment used to upgrade an existing center; spare parts; pins; supplies and consumable products used in the operation of a center; and bowling balls and ancillary products for resale to bowlers. Products also manufactures and sells its Playmaster, Highland and Renaissance brands of billiard tables.

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. Worldwide’s business operations and operating assets are held in subsidiaries. U.S. Centers is primarily operated through AMF Bowling Centers, Inc. (“AMF Centers”), a wholly owned, indirect subsidiary of Worldwide. International Centers is operated through separate, indirect subsidiaries of Worldwide that operate bowling centers in various countries. Products is primarily operated through AMF Bowling Products, Inc. (“AMF Products”), which is a wholly owned, indirect subsidiary of Worldwide.

Change of Fiscal Year

On March 20, 2002, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from December 31 to the Sunday closest to June 30. This will result in future fiscal years having 52 or 53 weeks. Previously, the Company’s fiscal year ran from January 1 through December 31. The Company also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Management believes the change in fiscal year and quarterly reporting will complement the seasonal cycle of U.S. Centers, which is the Company’s largest business segment. The U.S. Centers peak business cycle begins in late summer as leagues are formed and ends in mid spring as bowling leagues end.

This Transition Report covers the period from January 1, 2002 through June 30, 2002 (the “Transition Period”). Thereafter, the Company’s fiscal year will be from the Monday closest to June 30 through the Sunday closest to June 30.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for the Reorganized Company 2002 Four Months and the Predecessor Company 2002 Two Months combined below as the pro forma period June 30, 2002 compared to the comparable six month period of the prior year are as follows:

	June 30, 2002	June 30, 2001
	(unaudited, pro forma)	(unaudited)
Revenue	$341,941	$357,119
Operating income (loss)	12,854	(18,434)
Provision for income taxes	5,135	3,079
Net loss from operations	(91,002)	(98,381)
Extraordinary item—gain on debt discharge, net	774,803	—
Cumulative effect of change in accounting for goodwill	(718,414)	—
Net loss	$(34,613)	$(98,381)

Background

In May 1996, an investor group led by Goldman, Sachs & Co. (“Goldman Sachs”) acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In connection with the acquisition, the Company became a wholly owned subsidiary of AMF Group Holdings Inc. (“Group Holdings”), which was a wholly owned subsidiary of AMF Bowling, Inc. (“AMF Bowling”).

The Company implemented a business strategy that included:

•	acquiring a significant number of bowling centers;

•	building a recognized national brand of bowling and entertainment centers; and

•	capitalizing on demand at that time for NCPs in certain international markets.

To finance this strategy, AMF Bowling completed an initial public offering of common stock in 1997 and a sale of zero coupon convertible debentures in 1998. The Company also borrowed under its senior secured credit agreement dated May 1, 1996, as amended and restated (the “Old Credit Agreement”), to fund its acquisition program.

In mid-1998, after acquiring approximately 260 bowling centers, management recognized that Centers revenue and cash flow from operations (as measured on a constant center basis) had generally declined. Rapid growth through acquisitions and center management attrition led to problems in integrating new centers and managing the expanded operations. At the same time, management recognized that Products revenue and cash flow from operations were declining as demand for NCPs dropped dramatically following economic difficulties in the Asia Pacific region, Products largest NCP market at that time. Further, product quality and order fulfillment problems began to adversely impact sales. These financial and operational problems caused the Company to curtail its acquisition program and focus on improving operations.

In mid-1999, management implemented initiatives designed to improve the Company’s performance. It became apparent in 2000 that these initiatives would take longer than expected and that projected cash flows were insufficient to service long term debt obligations. The Company engaged a financial advisor to evaluate options, including restructuring its debt. In August 2000, the Company entered into discussions and negotiations with informal committees of both its lenders under the Old Credit Agreement and with the holders of its subordinated debt. The Company subsequently announced that it would not make scheduled interest payments on its

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated debt. Furthermore, in December 2000, the Company failed to make scheduled principal payments and delayed scheduled interest payments under the Old Credit Agreement. While discussions and negotiations continued with the informal committees, it became apparent that the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), was probably the most effective way to restructure the Company’s balance sheet.

Chapter 11 and Emergence

General

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). After the Petition Date, AMF Bowling, Inc. (“AMF Bowling”) the Company’s former indirect parent, filed a separate petition for relief under Chapter 11.

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors formally emerged from Chapter 11. As described in “Note 8. Long-Term Debt,” as part of the Plan, the Company entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the “Credit Agreement”). The Company also entered into an indenture dated as of March 8, 2002 (the “Indenture”), providing for the issuance of $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the “Subordinated Notes”). As part of the Chapter 11 proceeding, the Company closed 14 U.S. bowling centers and two golf driving ranges. The Company rejected related leases for those locations and for nine other centers closed prior to the commencement of the Chapter 11 proceeding.

Pursuant to the Plan, as of the Effective Date:

•
the Company’s senior secured credit agreement, dated May 1, 1996, as amended and restated (the “Old Credit Agreement”), its 10 7/8% Series B Senior Subordinated Notes due 2006 (the “Old Senior Subordinated Notes”) and its 12¼% Series B Senior Subordinated Discount Notes due 2006 (the “Old Senior Subordinated Discount Notes,” and collectively with the Old Senior Subordinated Notes, the “Old Subordinated Notes”) and substantially all of the Company’s other Pre-petition Date indebtedness were discharged;

•
the Company borrowed $290,000 under a term facility (the “Term Facility”) and $10,000 under a $60,000 revolving credit facility (the “Revolver”) provided by the Credit Agreement and used these funds to make cash payments to satisfy certain claims and expenses under the Plan;

•	the shares of common stock of Worldwide held by its former direct parent, AMF Group Holdings Inc. (“Group Holdings”), were cancelled;

•
Worldwide distributed 9,249,987 shares of new common stock, $0.01 par value (the “Common Stock”) and $150,000 million of Subordinated Notes and paid $286,700 in cash to its former senior secured creditors (the “Former Secured Creditors”) in full satisfaction of their claims; and

•	Worldwide issued options to certain members of management to purchase shares of Common Stock and granted a restricted stock award to its chief executive officer.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Plan, after the Effective Date, the Company:

•
distributed to the holders of the Old Subordinated Notes and to certain other holders of allowed unsecured claims under the Plan an aggregate of 705,606 shares of Common Stock, 1,660,261 Series A Warrants (the “Series A Warrants”) and 1,622,094 Series B Warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) in full satisfaction of their claims;

•
expects to distribute, on or about September 30, 2002, 2,872 shares of Common Stock, 6,885 Series A Warrants and 6,731 Series B Warrants to certain other holders of allowed unsecured claims under the Plan in full satisfaction of their claims; and

•
will distribute to the Debtors’ remaining former unsecured non-priority creditors (the “Remaining Former Unsecured Creditors”) up to 41,522 shares of Common Stock, 97,560 Series A Warrants and 95,313 Series B Warrants in full satisfaction of their claims.

Upon distribution of all shares of Common Stock under the Plan, the Company will have issued 10,000,000 shares of Common Stock.

AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings and the Company no longer has any affiliation with either AMF Bowling or Group Holdings.

NOTE 2.    BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

All significant intercompany balances and transactions have been eliminated in the consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The Company, as it existed prior to March 8, 2002, is sometimes referred to as the “Predecessor Company” and, as it existed on and after March 8, 2002, is sometimes referred to as the “Reorganized Company.”

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table describes the periods presented in these consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Results for the Reorganized Company from March 1, 2002 through June 30, 2002	“Reorganized Company 2002 Four Months”
Combined Reorganized Company 2002 Four Months and Predecessor Company 2002 Two Months	“Transition Period”
Results for the Predecessor Company from January 1, through December 31, 2001, 2000 and 1999, respectively	“Fiscal Year 2001,” “Fiscal Year 2000” and “Fiscal Year 1999,” respectively
Results for the Predecessor Company from January 1, 2001 through June 30, 2001	“Prior Period”

NOTE 3.    FRESH START ACCOUNTING

In connection with its emergence from Chapter 11, the Company applied fresh start accounting effective February 28, 2002 to its financial statements in accordance with SOP 90-7. Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to its various assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and its liabilities were stated at their present values.

Although the Effective Date of the Plan was March 8, 2002, the consummation of the Plan has been reflected as of February 28, 2002, the end of the Company’s most recent fiscal month prior to the Effective Date. The operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented as a result of the application of fresh start accounting at February 28, 2002. The financial statements of the Company after the Effective Date are not comparable with the Predecessor Company’s financial statements.

The Company’s unaudited consolidated balance sheet as of February 28, 2002 is set forth below. It reflects the pro forma effect of the cancellation of indebtedness under the Plan, the application of fresh start accounting, borrowing under the Credit Agreement and the issuance of the Subordinated Notes. The balance sheet should be reviewed in conjunction with the corresponding notes and the audited consolidated financial statements contained elsewhere herein.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AMF Bowling Worldwide, Inc.
Consolidated Balance Sheet
February 28, 2002
(unaudited)

	Before Consummation of the Plan February 28, 2002 (a)	Reorganization Adjustments		Other Adjustments		Reorganized Company February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$48,537	$1,557	(b)	$—		$50,094
Accounts and notes receivable, net	23,376	—		—		23,376
Inventories, net	45,121	—		—		45,121
Advances and deposits	14,952	—		—		14,952

Total current assets	131,986	1,557		—		133,543
Property and equipment, net and other long lived assets	706,385	11,743	(b)	(65,991	)(c)	652,137

Total assets	$838,371	$13,300		$(65,991)		$785,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,424	$—		$—		$21,424
Accrued expenses and other	94,021	—		—		94,021
Current portion of long-term debt	616,395	(616,395	)(d)	—		—
	—	10,000	(b)	—		10,000

Total current liabilities	731,840	(606,395)		—		125,445
Long-term debt, less current portion	3,107	440,000	(b)	—		443,107
Liabilities subject to resolution	599,799	—		(595,108	)(c)	4,691
Other long-term liabilities	537	—		—		537

Total liabilities	1,335,283	(166,395)		(595,108)		573,780

Total stockholders’ equity (deficit)	(496,912)	179,695		529,117		211,900

Total liabilities and stockholders’ equity	$838,371	$13,300		$(65,991)		$785,680

(a)	The historical balance sheet and the other historical financial statements and data relating to the Predecessor Company do not reflect the effects of fresh start accounting.
(b)
Reflects amounts borrowed under the Credit Agreement and the issuance of the Subordinated Notes. Amounts recorded in property and equipment, net and other long lived assets, include the deferred financing costs associated with the Credit Agreement.

(c)	Reflects the application of SOP 90-7, including debt extinguishment and the write-down of certain long lived assets to reflect the reorganization value.
(d)	Reflects the cancellation of debt outstanding under the Old Credit Agreement pursuant to the Plan.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from the Company’s emergence from the Chapter 11 proceeding but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, the Company’s post-Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of the Company’s long lived assets. Also, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company wrote off its goodwill effective January 1, 2002.

NOTE 4.    SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill, long-lived assets, deferred tax assets and reserves for litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid fixed-income investments purchased with an original maturity of three months or less are classified as cash equivalents. The Company currently does not have any amounts classified as cash equivalents.

Revenue Recognition

Products revenue is separated into two categories. Consumable products such as parts and supplies are generally recognized upon shipment. Revenue for equipment sales, which typically require installation, is recognized based on the terms of the contract, generally upon delivery to the customer.

Typically the Company is not able to determine the date of delivery to foreign customers. In such case, revenue recognition is deferred until delivery is verified, which is generally when installation is complete. Installation services, if required, are generally performed by subcontractors, and the related revenue is recognized upon completion of the services.

Centers revenue is recognized at the time the service is provided.

Inventories

Products inventory is valued using the standard costing method on a FIFO basis. Centers inventory is valued at the lower of cost or market, with cost being an average cost method.

Long Lived Assets

The carrying value of long lived assets and certain identifiable intangibles is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of ” the Company periodically reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Amortization expense was $20,888 in Fiscal Year 2001, $20,861 in Fiscal Year 2000 and $21,384 in Fiscal Year 1999. Accumulated amortization of goodwill was $116,433 and $95,545 at December 31, 2001 and December 31, 2000, respectively.

Warranty Costs

Generally, Products warrants all new products for periods of approximately one year. Products charges to expense an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense was $504 for the Reorganized Company Four Months, $273 for the Predecessor Company Two Months, $3,340 in Fiscal Year 2001, $1,386 in Fiscal Year 2000 and $5,681 in Fiscal Year 1999, and is included in cost of goods sold.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the Company’s stock and the exercise price on the date of the grant. Options to purchase common stock granted to other than employees as consideration for services rendered are measured at fair value and are recognized as the services are provided.

Leasehold Interests

Leasehold interests, net of accumulated amortization, were $26,496 as of December 31, 2001. Leasehold interests represented favorable lease terms resulting from the Goldman Sachs acquisition in May 1996 (See Note 1.), which were comprised of the difference between amounts due under the contractual lease rate compared with the market rate for that lease. Leasehold interests were amortized over the life of each lease. Amortization expense was $584 in Predecessor Company 2002 Two Months, $4,230 in Fiscal Year 2001, $5,577 in Fiscal Year 2000 and $4,976 in Fiscal Year 1999. As a result of the asset revaluation performed in conjunction with the application of fresh start accounting, favorable leases were written down to $3,100 as of the Effective Date.

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

Advertising Costs

Costs incurred for advertising are expensed when incurred. The amounts expensed were approximately $6,554 in the Reorganized Company Four Months, $2,770 in the Predecessor Company Two Months, $22,556 in Fiscal Year 2001, $26,898 in Fiscal Year 2000 and $27,291 in Fiscal Year 1999, with $5,190, $2,500, $19,547, $20,873 and $20,756, respectively, included in bowling center operating expenses for Centers, and $1,364, $270, $3,009, $6,025 and $6,535, respectively, included in selling, general and administrative expenses for Products and corporate.

Foreign Currency Translation

All assets and liabilities of the international operations are translated from foreign currencies into U.S. dollars at exchange rates in effect at the end of each fiscal period. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment in the accompanying consolidated balance sheets, statements of stockholders’ equity and statements of comprehensive loss. Revenue and expenses of international operations are translated using average exchange rates that existed during each fiscal period and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Transactions in foreign currencies resulted in a net gain of $3,030 during the Transition Period and net losses of $4,185 in Fiscal Year 2001, $2,338 in Fiscal Year 2000 and $2,432 in Fiscal Year 1999, and are included in other expenses.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximates fair value at June 30, 2002, December 31, 2001 and December 31, 2000 because of the short maturity of these instruments. The fair value of the Term Facility and the Subordinated Notes at June 30, 2002 was $288,000 and $157,500, respectively. The fair value of the term facilities under the Old Credit Agreement at December 31, 2001 and 2000 was approximately $357,425 and $284,772 based on the estimated recovery due to the Former Secured Creditors under the Plan. The fair value of the Old Subordinated Notes at December 31, 2001 and December 31, 2000 was approximately $28,985 and $90,575, respectively, based on the estimated recovery due to the holders of the Old Subordinated Notes under the Plan.

Self-Insurance Programs

The Company is self-insured up to certain amounts for general and product liability, workers’ compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported as of June 30, 2002 and December 31, 2001 and December 31, 2000 which is included in accrued expenses.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the foreign currency translation adjustment and change in fair value of derivative instrument on the accompanying consolidated balance sheets and statements of stockholders’ equity.

Earnings Per Share

Basic loss per share is computed using the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or restricted stock were exercised or converted into Common Stock. Diluted loss per share is the same as basic loss per share for the Reorganized Company Four Months because the effects of such items are anti-dilutive due to the Company’s losses. The weighted average number of shares of Common Stock outstanding for the Reorganized Company Four Months is 10,000,000, which represents the number of shares that will be ultimately issued under the Plan.

NOTE 5.    INVENTORIES, NET

Inventories, net at June 30, 2002, December 31, 2001 and December 31, 2000 consist of the following:

	June 30, 2002	December 31, 2001	December 31, 2000
Products, at FIFO:
Raw materials	$6,955	$7,648	$13,142
Work in progress	3,668	1,943	821
Finished goods and spare parts	20,312	20,351	32,824
Centers, at average cost:
Merchandise and spare parts	7,966	8,790	8,910

	$38,901	$38,732	$55,697

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 30, 2002, December 31, 2001 and December 31, 2000 consist of:

	June 30, 2002	December 31, 2001	December 31, 2000
Land	$115,570	$131,188	$132,041
Buildings and improvements	287,059	376,958	374,081
Equipment, furniture and fixtures	216,119	627,605	623,096
Other	5,708	2,863	7,821

	624,456	1,138,614	1,137,039
Less accumulated depreciation	(19,282)	(453,460)	(381,451)

	$605,174	$685,154	$755,588

As a result of the asset revaluation performed in conjunction with the application of fresh start accounting, property and equipment, net were written down by $52,385 as of the Effective Date. In addition, accumulated depreciation was reset to zero as of the Effective Date.

Depreciation expense related to property and equipment was $28,782 in the Reorganized Company Four Months, $16,383 in the Predecessor Company Two Months, $101,184 in Fiscal Year 2001, $104,608 in Fiscal Year 2000 and $99,934 in Fiscal Year 1999.

Equipment under a capital lease amounted to $1,938 as of June 30, 2002. Accumulated depreciation of the leased equipment at June 30, 2002 was $666.

NOTE 7.    ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 2002, December 31, 2001 and December 31, 2000, consist of:

	June 30, 2002	December 31, 2001	December 31, 2000
Accrued compensation	$14,247	$18,142	$13,142
Accrued interest	8,613	—	32,858
League bowling account	—	—	14,972
Accrued professional fees	10,110	14,442	1,170
Accrued taxes and licenses	9,243	8,707	7,853
Accrued center closing costs	2,408	5,413	—
Accrued warranty expense	2,726	2,861	3,075
Accrued income taxes	9,500	5,508	1,260
Accrued insurance	6,283	5,294	6,472
Other	28,089	18,083	21,841

	$91,219	$78,450	$102,643

Subsequent to December 31, 2000, the Company segregates all funds related to league bowling accounts in a separate account. As a result of this segregation, the funds and the corresponding liability are not considered to be assets and liabilities of the Company. The account had funds and a related liability of approximately $3,385 and $12,448 at June 30, 2002 and December 31, 2001, respectively.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    LONG-TERM DEBT

As discussed in Note 1, the Debtors filed voluntary petitions for relief under Chapter 11 on the Petition Date. As further discussed in Note 1, upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

Credit Agreement

As of February 28, 2002, the Company entered into the Credit Agreement that consists of the $290,000 Term Facility maturing in February 2008 and the $60,000 Revolver maturing in February 2007. On the Effective Date, the Company borrowed $10,000 under the Revolver, which amount has been repaid. Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Euro dollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios. The interest rate in effect at June 30, 2002 was 6.49%. Outstanding borrowings under the Revolver bear interest equal to the adjusted Euro dollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. There were no borrowings outstanding on the Revolver at June 30, 2002. If there had been any outstanding borrowings at June 30, 2002, the interest rate would have been approximately 6.0%. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $150,000 due on February 28, 2008. Scheduled quarterly principal payments for fiscal year 2003 will range from $2,000 to $6,600 and $2,200 to $11,300 for the quarters thereafter. The Credit Agreement also requires interest payments not less than quarterly and an annual mandatory prepayment based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. Repayment also is required in amounts specified in the Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds. The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

As of the Effective Date and pursuant to the Plan, the Company issued $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due September 2008 with interest payable semi-annually. The Subordinated Notes were issued pursuant to the Indenture. The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness of the Company; contain affirmative and negative covenants generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries of the Company. Subject to certain exceptions, the Subordinated Notes may not be redeemed at the Company’s option before March 1, 2005. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 106.50% during the 12 month period beginning March 1, 2005, 103.25% during the 12 month period beginning March 1, 2006 and 100.00% beginning on March 1, 2007 and thereafter. Upon the occurrence of both a change of control of the Company (as defined in the Indenture) and a ratings decline (as defined in the Indenture), the Company is required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest, and has the option to redeem the Subordinated Notes at 110.00% of their principal amount, plus accrued interest.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum principal payments under the Term Facility and the Subordinated Notes shall be as follows:

Year Ending June 30,	Amount
2003	$16,750
2004	20,000
2005	26,250
2006	30,000
2007	30,000
2008	165,000
2009	150,000

DIP Loan

During the Chapter 11 proceeding, the Debtors had a $75,000 debtor-in-possession financing facility (the “DIP Loan”) from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent. The DIP Loan permitted the Debtors to borrow up to $75,000 from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. There were no amounts outstanding under the DIP Loan between December 31, 2001 and the Effective Date and the DIP Loan was terminated on the Effective Date. Borrowings under the DIP Loan bore interest at a rate of 1.50% over Citibank’s customary base rate or, at the Company’s option, 2.50% over LIBOR.

Prepetition Bank Debt

The Company’s indebtedness under the Old Credit Agreement consisted of a $255,000 senior secured revolving credit facility and $365,100 senior secured term loan facilities (collectively, the “Old Bank Debt”).

The Old Credit Agreement was terminated and the Old Bank Debt was satisfied upon the Company’s emergence from Chapter 11. As a result of the default under the Old Bank Debt that existed prior to the Petition Date, the Company paid interest to the Former Secured Creditors at Citibank N.A.’s customary base rate plus a margin ranging from 2.75% to 3.75%. The interest rates included a 2% increment for default interest from January 1, 2001 until the Petition Date. After the Petition Date, the Company did not pay the 2% increment for default interest. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest was included in the Former Secured Creditors allowed claim and satisfied under the Plan. Prior to cancellation on the Effective Date, the interest rates on the components of the Old Bank Debt ranged from 7.50% to 8.50%. During 2001 and through the Effective Date, no principal payments were made on the Old Bank Debt.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term debt at June 30, 2002, December 31, 2001 and December 31, 2000 consists of:

	June 30, 2002	December 31, 2001	December 31, 2000
Old Bank Debt (a)	$—	$616,395	$614,093
Old Subordinated Notes (b)	—	—	520,472
Revolver (c)	—	—	—
Term Facility	288,000	—	—
Subordinated Notes	150,000	—	—
Mortgage and equipment notes (d)	3,070	3,107	1,993

Total debt	441,070	619,502	1,136,558
Current maturities	(16,961)	(616,395)	(1,134,565)

Total long-term debt	$424,109	$3,107	$1,993

(a)
The Old Bank Debt was the amount owed under the Old Credit Agreement. The Old Bank Debt was fully secured, was satisfied for the amount reported, and therefore reported separately and not included in liabilities subject to resolution.

(b)	Includes the prepetition Old Senior Subordinated Notes and Old Senior Subordinated Discount Notes.
(c)	As of June 30, 2002, there was $52,300 available for borrowing under the Revolver, with no amounts outstanding and $7,700 of issued but undrawn standby letters of credit.
(d)	Represents debt under one mortgage note and one capitalized equipment lease. The amounts were fully secured and reinstated as senior debt under the Plan.

Old Subordinated Notes

Under the Plan, claims of holders of the Old Subordinated Notes were satisfied in full by a pro rata distribution of Common Stock and Warrants. The Old Senior Subordinated Notes accrued interest at 10.875% and the Old Senior Subordinated Discount Notes accrued interest at 12.25%. As discussed below, in connection with the Chapter 11 proceeding, the Company stopped accruing interest under the Old Subordinated Notes during Fiscal Year 2001.

Interest Expense

As of the Petition Date, the Predecessor Company discontinued accruing interest on certain prepetition debt that management believed would receive little, if any, distribution under the Plan (primarily the Old Subordinated Notes). If such interest had been accrued from January 1, 2002 through the Effective Date, interest expense for the Transition Period would have been approximately $11,500 higher than the amount reported.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at June 30, 2002 and December 31, 2001 consist of:

	June 30, 2002	December 31, 2001
Old Senior Subordinated Notes	$—	$250,000
Old Senior Subordinated Discount Notes	—	277,000
Unpaid interest	—	45,014
Accounts payable and other	3,556	23,449

	$3,556	$595,463

The balance at June 30, 2002 consists of real and personal property taxes expected to be paid at a discounted rate or over a six year period.

NOTE 10.    REORGANIZATION ITEMS, NET AND OTHER CHARGES

Reorganization Items, Net

Reorganization items, net for the Predecessor Company Two Months and December 31, 2001 consists of:

	Predecessor Company Two Months		December 31, 2001
Professional fees (a)	$10,303		$19,783
Provision for center closing	—		22,396
Write off deferred financing costs	—		9,068
Claims settlement (b)	4,757		—
Employee retention program	—		2,447
Other	(1,772	)(c)	3,037

Total	$13,288		$56,731

(a)	Includes amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Includes amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(c)	Includes the reversal of $3,180 that the Company had accrued in connection with the sale of its South American bowling centers.

Refinancing Costs

In Fiscal Year 2001, the Company recorded approximately $12,970 of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.

In Fiscal Year 2000, the Company recorded $6,500 of refinancing charges related to proposed restructuring of long-term debt. The charges primarily include amounts paid for legal and advisory services.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges

In the Reorganized Company 2002 Four Months, Products recorded charges of approximately $3,900 for Products to move from a direct sales force in the People’s Republic of China, Hong Kong and India to sales through distributors. In the Reorganized Company 2002 Four Months, Centers recorded charges of approximately $520 for the intended sale or closure of the four bowling centers that it operates in Hong Kong. These charges were partially offset by the reversal of accruals previously recorded related to the closure of certain international operations and for severance obligations. The Company continues to evaluate its international operations.

In the Predecessor Company 2002 Two Months, the Company recorded charges of approximately $300 primarily related to Products restructuring of its European sales and service network and Centers closure and sale of its golf driving ranges.

In Fiscal Year 2001, the Company recorded restructuring charges of approximately $2,100 related primarily to severance and other employee expenses.

In Fiscal Year 2000, the Company recorded restructuring charges of approximately $3,400 primarily related to a plan to close the Products Korean operations and sales office. The restructuring charges related primarily to employee termination benefits and contract cancellations. As of December 31, 2001, the Company had no remaining payments related to these restructuring charges.

In Fiscal Year 1999, the Company recorded restructuring charges of approximately $8,500 related primarily to a plan to reorganize and downsize the Products business in response to market weakness in the Asia Pacific region and increased competition which negatively impacted sales and profitability. Actions taken included closing one plant in the U.S., one plant in Korea, three warehouses in the People’s Republic of China, one warehouse in Taiwan, four sales offices in China and one sales office in Belgium. Additionally, sales offices were downsized in four other countries. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations.

Asset Impairment Charges

In Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, the Company recorded asset impairment charges of approximately $3,500, $1,600 and $8,100, respectively, representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling centers which were subsequently closed. Fair market value is generally determined based on the average sales proceeds from previous sales of idle bowling centers.

Special Charges and Other

In Fiscal Year 2000, the Company recorded certain charges totaling $39,200 to reflect: (i) revaluation of inventory levels in the context of Products business conditions ($12,000), (ii) the write down of U.K. property and equipment no longer in service ($6,200), (iii) reconciliation of certain intercompany differences ($5,300), (iv) costs associated with the exit of certain distributor arrangements or markets ($5,000), (v) the impact of the net present value of leases related to centers scheduled to be closed ($2,800) (vi) the increase in insurance claims experience that resulted from the enhancement of benefits to U.S. bowling center employees and the occurrence of certain unusual incidents at some bowling centers ($2,200) and (vii) other charges ($5,700).

In Fiscal Year 1999, a strategic assessment led to programs designed to improve product line profitability and quality in the Company. This assessment was a catalyst to recording certain charges. These charges, along with additional reserves (collectively, the “Special Charges”) totaled $26,500. The Special Charges were non-cash, related primarily to receivables and inventory and were included in operating expenses.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    INCOME TAXES

The Company will be included in the consolidated federal and certain consolidated state income tax returns of its former parent, AMF Bowling, through March 8, 2002. For the period from March 9 through December 31, 2002, the Company will file consolidated federal and certain state income tax returns separate from AMF Bowling. The Company has a December 31 year-end for income tax purposes.

Realization of deferred tax assets associated with deductible temporary differences, the net operating losses (“NOLs”) and foreign tax credit carryforwards is dependent on generating sufficient future taxable income. Based on historical and expected future taxable earnings, management believes it is more likely than not that the Company will not realize the benefit of U.S. deferred tax assets, and, accordingly, the Company has established a valuation allowance for the full amount of the net U.S. deferred tax asset. Further, as discussed below, such deferred tax assets have been substantially reduced by the income tax implications of the Chapter 11 proceeding.

As of June 30, 2002, the Company has not recorded U.S. deferred income taxes on $81 of undistributed earnings of its foreign subsidiaries and equity affiliates. It is expected that these earnings will either be permanently reinvested in the operations within the respective country or, if repatriated, will be substantially offset by tax credits. If such earnings were remitted to the U.S. and no credits were available, additional U.S. tax expense of $28 would be recognized.

As a result of the Chapter 11 proceeding, the Company must generally reduce its tax attributes, such as NOLs, tax credits, capital loss carryforwards and tax basis in its assets, by any cancellation of indebtedness (“COD”) income realized. COD income is the amount of indebtedness discharged in the Chapter 11 proceeding. These circumstances will result in the elimination of the NOLs existing on March 8, 2002 and a substantial reduction of the tax basis in the stock of certain subsidiaries.

Since the Plan provides for substantial changes in Worldwide’s ownership, there will be annual limitations on the utilization of federal and certain state NOL carryforwards and net unrealized built-in losses existing on the Effective Date. This annual limitation is estimated to be $10,600. The net unrealized built-in loss items existing on the Effective Date are only subject to the annual limitation for the five year period beginning with the tax year ended December 31, 2002.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the Transition Period and each of the years ended December 31, 2001, 2000 and 1999, consists of:

	Reorganized Company	Predecessor Company
		Two Months ended February 28, 2002	Year ended December 31,
	Four Months ended June 30, 2002
			2001	2000	1999
Current income tax provision
U.S. Federal	$—	$—	$—	$—	$—
State and local	—	—	—	—	—
International	4,040	1,095	4,766	2,256	6,209

Total current provision	4,040	1,095	4,766	2,256	6,209

Deferred income tax provision
U.S. Federal	—	—	—	—	18,861
State and local	—	—	—	—	2,555
International	—	—	—	—	—

Total deferred provision	—	—	—	—	21,416

Total provision	$4,040	$$1,095	$4,766	$2,256	$27,625

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory rate to the loss on continuing operations before income taxes primarily due to valuation allowances, foreign taxes, effects of the Chapter 11 proceeding and other permanent adjustments as follows:

	Reorganized Company	Predecessor Company
	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
			2001	2000	1999
Book income (loss) from operations before income taxes:
United States	$(12,009)	$(71,175)	$(174,256)	$(141,319)	$(142,747)
Foreign	413	(3,096)	(37,939)	(37,377)	(11,993)

Total	$(11,596)	$(74,271)	$(212,195)	$(178,696)	$(154,740)

Tax provision (benefit) computed at statutory rate	$(4,059)	$(25,995)	$(74,268)	$(62,544)	$(54,159)
Increases (reductions) in taxes due to:
Foreign income taxes	4,040	1,095	4,766	2,256	6,209
Deconsolidated international subsidiaries	161	(285)	—	—	—
Adjustments to deferred taxes due to bankruptcy	—	58,013	—	—	—
Other permanent items	247	74	—	—	—
Attribute write-down related to foreign subsidiaries adjustment	—	5,744	—	—	—
Change in valuation allowance for deferred tax assets	5,920	(48,310)	74,720	67,872	80,698
Miscellaneous	(2,269)	10,759	(452)	(5,328)	(5,123)

Actual provision	$4,040	$1,095	$4,766	$2,256	$27,625

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 2002, December 31, 2001 and December 31, 2000 consist of:

	June 30, 2002	December 31, 2001	December 31, 2000
Deferred income tax assets
Current assets
Reserves not deductible for tax purposes	$32,405	$37,959	$14,183

Noncurrent assets
Net operating losses	11,711	169,134	159,042
Foreign tax credits	—	7,010	11,487
Interest expense	—	47,432	44,907
Depreciation on property and equipment	34,611	37,463	2,323
Goodwill	142,899	—	—
Other intangibles	4,857	26,070	8,411

Noncurrent deferred tax assets	194,078	287,109	226,170

Deferred tax assets before valuation allowance	226,483	325,068	240,353
Valuation allowance	(226,483)	(268,873)	(194,153)

Deferred tax assets	—	56,195	46,200

Deferred income tax liabilities
Goodwill amortization	—	56,195	46,200

Net deferred tax assets	$—	$—	$—

NOLs of $30,105 will expire in 2022.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

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

Presented below are contingent rentals and total rent expense for the Transition Period and each of the years ended December 31, 2001, 2000 and 1999:

	Reorganized Company	Predecessor Company
	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
			2001	2000	1999
Contingent rentals	$261	$125	$471	$1,838	$2,430
Total rent expense	9,531	4,819	31,030	34,354	32,892

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating and capital lease agreements as of June 30, 2002 are as follows:

Year ending June 30,	Operating	Capital
2003	$24,721	$300
2004	22,544	300
2005	20,346	300
2006	19,790	300
2007	17,351	104
2008 and thereafter	129,078	1

Total	$233,830	$1,305

Less amounts representing interest at 9.11%		(231)

Present value of lease obligation		$1,074

Equipment Sale Buyback Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment buyback agreement. The buyback price under such agreements is a portion of the debt incurred by customers to finance the purchase of the equipment. The amount outstanding related to buyback agreements, substantially all of which were entered into prior to the Petition Date, is approximately $19,348 at June 30, 2002. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the buyback price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

In connection with one equipment sale prior to the Petition Date, AMF Products guaranteed the operating real estate lease for the bowling center in Germany where the equipment was installed. The Company disputes its obligation under this arrangement. The amount to be paid during the lease period related to the guarantee is approximately $2,500 at June 30, 2002. If the guarantee is successfully invoked, AMF Products is obligated to take over the operation of the bowling center. In addition, the Company entered into two transactions with two NCP customers in Europe and a leasing company that involve, in various forms, back-to-back leases and an assignment and repurchase agreement.

The obligations under the buyback agreements, the operating real estate lease guarantee and back-to-back lease transactions that were incurred prior to the Petition Date were impaired under the Plan. Therefore, management believes the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

From time to time, customers default on their obligations to lenders and leasing companies that are beneficiaries of buy back agreements and operating lease guarantees and the Company expects that in the future, if defaults occur, beneficiaries may attempt to enforce the agreements and guarantees against AMF Products.

Asset Sales

During the Transition Period the Company sold two parcels of real estate, a real estate leasehold and personal property from closed bowling centers, and a golf driving range and other excess real state in the U.S. for approximately $1,600. At the present time, the Company has one contract to sell excess real estate in the U.S. and one contract to sell the land and building associated with an operating bowling center in the United Kingdom. The aggregate purchase price under the contracts is approximately $5,800. The Company expects these contracts, which are subject to customary terms and contingencies, to close prior to the end of calendar year 2002. However, there can be no assurance that the terms and contingencies will be satisfied or that the closings will occur.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Claims

The Company emerged from Chapter 11 on March 8, 2002. However, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, executory contracts and unexpired leases, litigation pending in the Bankruptcy Court at the time of confirmation, litigation the Company or other parties commenced or may commence relating to the Chapter 11 proceeding, and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations.

In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. (“Hai Heng”) filed an action against AMF Products, in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China. Hai Heng sought to recover damages relating to equipment purchased from AMF Products. In November 1998, the Intermediate Court awarded Hai Heng approximately $3,500. AMF Products appealed the award to the High People’s Court of Heilongjing Province (the “People’s Court”). The People’s Court issued a judgment in favor of Hai Heng for approximately $2,800 and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products appeal of this judgment was denied.

In 2001, AMF Products and Hai Heng signed a settlement agreement under which the judgment will be satisfied by AMF Products paying Hai Heng $150 and not disputing Hai Heng’s seizure of approximately $940 on deposit in AMF Products’ Beijing bank account. Hai Heng has refused to complete the settlement. Management believes that the settlement agreement is binding and no further action is required.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

NOTE 13.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan to which certain U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company matches 100% of the first 3% and 50% of the next 2% of employee contributions. Employer contributions made prior to January 1, 1999 vest on the fifth anniversary of employment. Employer contributions made subsequent to December 31, 1998 vested immediately. The amounts charged to expense under this plan were $666 for the Reorganized Company Four Months, $333 for the Predecessor Company Two Months, $1,927 in Fiscal Year 2001, $1,948 in Fiscal Year 2000 and $2,174 in Fiscal Year 1999.

Certain of the Company’s international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $428 during the Reorganized Company Four Months, $159 during the Predecessor Company Two Months, $871 in Fiscal Year 2001, $884 in Fiscal Year 2000 and $875 in Fiscal Year 1999.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    EQUITY

General

The authorized capital stock of Worldwide after the Effective Date consists of 20,000,000 shares of Common Stock and 5,000,000 shares of voting preferred stock (the “Preferred Stock”), par value $0.01 per share.

At June 30, 2002, the Common Stock reflects all of the shares that will ultimately be issued in connection with the Plan. There are 9,955,593 shares outstanding on June 30, 2002. The remaining shares of Common Stock will be issued as claims are resolved in accordance with the Plan.

Prior to the Effective Date, Worldwide had 100 shares of common stock, par value $0.01 per share, issued and outstanding. These shares were owned by Worldwide’s former direct parent, Group Holdings. On the Effective Date, these shares were cancelled under the Plan and Worldwide’s affiliation with Group Holdings ceased.

In conjunction with fresh start accounting, the historical amounts of Common Stock, paid-in capital, deficit and accumulated other comprehensive loss were eliminated as of February 28, 2002.

Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders do not have cumulative voting rights. Therefore, holders of a majority of shares of Common Stock entitled to vote in any election of directors may elect all directors standing for election. Holders of Common Stock have no preemptive rights to subscribe for additional shares of Common Stock and no right to convert Common Stock into any other securities. Common Stock is not redeemable. Holders of Warrants are not considered stockholders of the Company for any purpose.

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

Warrants

The Series A Warrants are intended to represent 15% of the fully diluted equity of Worldwide, giving effect to the shares issuable on the exercise of the Series A Warrants but without giving effect to the options available to be granted under Worldwide’s 2002 Stock Option Plan (the “2002 Stock Option Plan”). Holders of the Series A Warrants have the right to purchase an aggregate of 1,764,706 shares of Common Stock at an exercise price of $21.19 per share, subject to adjustment in the event of the issuance of Common Stock as a dividend or distribution on Common Stock or certain subdivisions, reclassifications and combinations of the Common Stock. The Series A warrants also have the benefit of an adjustment mechanism designed to prevent the dilutive effect of the Series B Warrants. Through this adjustment mechanism, the number of shares of Common Stock issuable under the Series A Warrants will be increased pursuant to a formula to the extent of the shares issued under the Series B Warrants and the number of “in-the-money” Series B Warrants. The determination of whether Series B Warrants are “in-the-money” will be based solely on, and to the extent there is, a trading price of the shares as reported on a national securities exchange, the NASDAQ National Market or any comparable system on which shares of Common Stock are listed or admitted to trading. The Series A Warrants also benefit from limited protection in connection with certain cash sales of the Company that occur within three years after the Effective Date. To qualify for this limited change of control protection, the transaction must entitle the holders of Common Stock to receive consideration consisting of at least 95% cash, where the total consideration equals at least $625,000 minus the amount of the Company’s indebtedness for borrowed money and capitalized leases outstanding immediately prior to the consummation of the transaction. If a transaction qualifies for this protection, the holders of the Series A Warrants

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will have the right to require Worldwide to repurchase such holders’ Series A Warrants at fixed decreasing prices as specified in the Series A Warrant Agreement. The Series A Warrants expire on March 9, 2009.

The Series B Warrants are intended to represent 12.5% of the fully diluted equity of Worldwide, giving effect to the issuance of the Warrants but without giving effect to the options available to be granted under the 2002 Stock Option Plan. Holders of the Series B Warrants have the right to purchase an aggregate of 1,724,138 shares of Common Stock at an exercise price of $27.19 per share, subject to adjustment in the event of the issuance of Common Stock as a dividend or distribution on Common Stock or certain subdivisions, reclassifications and contributions of Common Stock. The Series B Warrants do not have the benefit of any adjustment mechanism for the dilutive effect of the Series A Warrants comparable to the “in-the-money” protection provided to the Series A Warrants or any protection in the event of a change of control of the Company. The Series B Warrants expire on March 9, 2009.

Under the Plan, an aggregate of 9,249,987 shares of Common Stock were issued as of the Effective Date to the Former Secured Creditors. Worldwide has subsequently distributed to the holders of the Old Subordinated Notes and certain other holders of allowed unsecured claims under the Plan an aggregate of 705,606 shares of Common Stock, 1,660,261 Series A Warrants and 1,622,094 Series B Warrants in full satisfaction of their claims. In addition, on or about September 30, 2002, Worldwide expects to distribute 2,872 shares of Common Stock, 6,885 Series A Warrants and 6,731 Series B Warrants to certain other holders of allowed unsecured claims under the Plan in full satisfaction of their claims. Worldwide will distribute to the Remaining Former Unsecured Creditors up to 41,522 shares of Common Stock, 97,560 Series A Warrants and 95,313 Series B Warrants in full satisfaction of their claims. Worldwide is not required to make any cash distribution to the Remaining Former Unsecured Creditors.

Stock Option Plans

Worldwide adopted the 2002 Stock Option Plan that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for changes in the Company’s capital structure as provided under the 2002 Stock Option Plan). As of the Effective Date, Worldwide granted 919,282 stock options under the 2002 Stock Option Plan. The options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on the first anniversary of the Effective Date and expire on the seventh anniversary of the Effective Date. As of June 30, 2002, a total of 920,106 shares of Common Stock remained available for grant under the 2002 Stock Option Plan.

Prior to the Effective Date, certain of the Company’s employees were eligible to participate in AMF Bowling’s 1996 Stock Incentive Plan and 1998 Stock Incentive Plan (collectively, the “AMF Bowling Stock Incentive Plans”). As of December 31, 2001, 3,386,770 options remained outstanding under the AMF Bowling Stock Incentive Plans. The option agreements generally provided that options issued under these plans will be cancelled within 90 days after employment by AMF Bowling or an affiliate terminates. The employment of all employees participating in the AMF Bowling Stock Incentive Plans terminated for purposes of these agreements on the Effective Date. All of these options have therefore expired.

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation,” and elected to account for its stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Pro forma information regarding net loss and net loss per common share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted average fair value of stock options granted during the Reorganized Company Four Months was $6,637 using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0.0 percent, volatility 30.0 percent, average risk free interest rate of 4.09 percent, and expected life of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for the stock options granted to employees been determined

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the fair value of the related options at the grant dates in accordance with SFAS No. 123, the Company’s net loss and net loss per share would have increased by the pro forma amounts indicated below:

Reorganized Company Four Months
Net loss, as reported	$(15,636)
Net loss, pro forma	(16,373)
Basic and diluted net loss per common share, as reported	(1.56)
Basic and diluted net loss per common share, pro forma	(1.64)

Restricted Stock Award

On the Effective Date, the Chief Executive Officer was granted a restricted stock award of 153,282 shares of Common Stock. The grant is subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares vest after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. If his employment is terminated by Worldwide other than for Cause (as defined in the Restricted Stock Award Agreement) or he terminates his employment for Good Reason (as also defined in the agreement) before the first anniversary of the Effective Date, he will become immediately vested in one-third of the shares subject to the award. If such termination occurs after the first anniversary of the Effective Date but before all of the shares have become vested, he will become vested in a pro-rated portion of one-third of the shares subject to the award based on the number of days that have elapsed since the most recent anniversary of the Effective Date. The Restricted Stock Award Agreement provides that the Chief Executive Officer has no right to transfer the restricted shares, no rights of ownership in shares of Common Stock subject to the award and no right to vote any shares.

NOTE 15.    JOINT VENTURES

During Fiscal Year 2000, the Company purchased the remaining 50% interest in one joint venture that it had previously accounted for under the equity method and sold the assets of another joint venture. The Company had no remaining joint venture investments at June 30, 2002 or December 31, 2001. The Company recorded losses on joint ventures of $524 and $18,648 as equity in the loss of such joint ventures during the Fiscal Year 2000 and Fiscal Year 1999, respectively.

NOTE 16.    GEOGRAPHIC SEGMENTS

Information about operations for the Transition Period and each of Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999 and identifiable assets at June 30, 2002, December 31, 2001 and December 31, 2000, is presented below:

	Operating Revenue					Identifiable Assets
	Reorganized Company Four Months	Predecessor Company				Reorganized Company June 30, 2002	Predecessor Company
		Two Months	2001	2000	1999		December 31, 2001	December 31, 2000
United States	$175,500	$101,300	$535,700	$547,400	$547,400	$623,900	$1,227,800	$1,363,900
Australia	14,200	6,100	40,300	44,400	54,800	41,300	90,300	98,100
Japan	6,300	1,600	25,000	26,600	22,400	8,600	15,600	23,400
United Kingdom	13,400	7,300	50,000	52,500	54,200	43,000	144,200	147,800
Other European	10,500	5,700	39,400	39,000	36,900	23,300	30,500	40,400
Other	5,800	3,100	23,100	21,800	39,300	9,000	35,000	47,800
Eliminations	(6,600)	(2,200)	(18,600)	(16,700)	(22,300)	6,400	6,000	4,900

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dddddddddddddddddddddd	$219,100	$122,900	$694,900	$715,000	$732,700	$755,500	$1,549,400	$1,726,300

NOTE 17.    BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for the Transition Period and each of Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, is presented below:

	Centers			Products
	U.S.	Inter- national	Sub- Total	U.S.	Inter- national	Sub- total	Corporate	Elimi- nations	Total
	(in millions)
Reorganized Company Four Months:
Revenue from unaffiliated customers	$148.5	$35.4	$183.9	$21.9	$13.3	$35.2	$—	$—	$219.1
Intersegment sales	—	—	—	5.1	1.5	6.6	—	(6.6)	—
Operating income (loss)	10.6	1.0	11.6	0.7	(5.7)	(5.0)	(8.0)	0.2	(1.1)
Identifiable assets	508.5	93.3	601.8	91.9	31.9	123.8	23.5	6.4	755.5
Depreciation and amortization	23.3	4.2	27.5	1.3	0.2	1.5	0.4	(0.5)	28.9
Capital expenditures	9.4	2.6	12.0	1.1	—	1.1	1.2	—	14.3
Predecessor Company Two Months:
Revenue from unaffiliated customers	$93.1	$18.2	$111.3	$6.5	$5.0	$11.5	$—	$—	$122.9
Intersegment sales	—	—	—	1.7	0.5	2.2	—	(2.2)	—
Operating income (loss)	19.6	1.7	21.3	(4.1)	—	(4.1)	(3.3)	0.2	14.0
Depreciation and amortization	13.6	2.2	15.8	1.3	0.1	1.4	0.1	(0.2)	17.1
Capital expenditures	1.1	0.5	1.6	0.4	0.1	0.5	0.4	—	2.5
Extraordinary Item	—	—	—	—	—	—	774.8	—	774.8
Cumulative effect of change in accounting for goodwill	86.7	181.9	268.6	449.8	—	449.8	—	—	718.4
Fiscal Year 2001:
Revenue from unaffiliated customers	$466.8	$110.3	$577.1	$55.2	$62.6	$117.8	$—	$—	$694.9
Intersegment sales	—	—	—	13.7	4.9	18.6	—	(18.6)	—
Operating income (loss)	18.0	4.6	22.6	(32.1)	(10.4)	(42.5)	(26.9)	1.1	(45.7)
Identifiable assets	696.7	278.9	975.6	531.1	36.7	567.8	—	6.0	1,549.4
Depreciation and amortization	86.5	18.9	105.4	23.9	0.9	24.8	1.3	(1.5)	130.0
Capital expenditures	35.8	8.3	44.1	2.6	0.3	2.9	2.5	—	49.5
Fiscal Year 2000:
Revenue from unaffiliated customers	$466.7	$113.7	$580.4	$68.0	$66.6	$134.6	$—	$—	$715.0
Intersegment sales	—	—	—	12.7	4.0	16.7	—	(16.7)	—
Operating income (loss)	10.4	0.1	10.5	(35.5)	(10.4)	(45.9)	(23.0)	1.4	(57.0)
Identifiable assets	781.5	296.8	1,078.3	574.1	60.7	634.8	8.3	4.9	1,726.3
Depreciation and amortization	88.8	22.9	111.7	23.7	1.1	24.8	1.2	(1.7)	136.0
Capital expenditures	42.7	11.7	54.4	9.5	1.1	10.6	1.5	—	66.5
Fiscal Year 1999:
Revenue from unaffiliated customers	$461.0	$124.7	$585.7	$68.1	$78.9	$147.0	$—	$—	$732.7
Intersegment sales	—	—	—	18.1	4.2	22.3	—	(22.3)	—
Operating income (loss)	11.0	8.6	19.6	(33.4)	(10.1)	(43.5)	(16.1)	1.3	(38.7)
Identifiable assets	810.4	315.8	1,126.2	607.6	64.3	671.9	3.8	3.5	1,805.4
Depreciation and amortization	84.2	25.2	109.4	22.2	1.4	23.6	1.3	(1.6)	132.7
Capital expenditures	34.1	9.4	43.5	7.9	0.4	8.3	0.3	—	52.1

NOTE 18.    RELATED PARTIES

Prior to the Effective Date, Goldman Sachs and its affiliates had certain interests in the Company. Goldman Sachs and its affiliates together beneficially owned a majority of the outstanding voting equity of AMF Bowling. Goldman Sachs also owned 870,000 warrants to purchase shares of common stock of AMF Bowling. The warrants were issued in connection with the Acquisition at an exercise price of $0.01 per share and expire in May 2006. In addition, Goldman Sachs was the initial purchaser of the Old Subordinated Notes. Prior to the Effective Date,

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Richard A. Friedman and Terence M. O’Toole, each of whom was at that time a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who was at that time a limited partner of The Goldman Sachs Group, L.P., were directors of AMF Bowling. Prior to the Effective Date, Goldman Sachs, was deemed to be an “affiliate” of the Company. Goldman Sachs received an underwriting discount of approximately $19,000 in connection with the purchase and resale of the Old Subordinated Notes in 1996. In addition, Goldman Sachs was reimbursed its expenses and is indemnified in connection with its services. Since the Effective Date, the Company has not had an affiliation with Goldman Sachs.

Under the Old Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. acted as Administrative Agent and Citicorp USA, Inc. acted as Collateral Agent. Goldman Sachs Credit Partners, L.P., was also a lender under the Old Credit Agreement. Total fees and reimbursable expenses payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Old Credit Agreement aggregated approximately $10,700, and such entity was reimbursed for expenses in connection with such services.

Prior to the Petition Date, The Blackstone Group, L.P. (“Blackstone”) was the beneficial owner of approximately 10% of AMF Bowling’s common stock. Blackstone acted as the Company’s financial adviser during Chapter 11 proceeding. The Company paid Blackstone monthly retainer fees totaling approximately $4,100 during the course of its engagement and a transaction fee of $5,600 in March 2002. In May 2002, after Bankruptcy Court approval, the Company paid Blackstone approximately $1,700, which was the balance of the agreed upon transaction fee and the remaining holdback of monthly retainer fees. These amounts also include reimbursement for Blackstone’s expenses incurred in connection with its services. Since the Effective Date, the Company has not had an affiliation with Blackstone.

On the Effective Date, pursuant to the Plan, Worldwide entered into a registration rights agreement (the “Registration Rights Agreement”), which provides holders of 10 percent or more of Common Stock as of the Effective Date (the “Principal Holders”) with certain rights to require Worldwide to register their shares of Common Stock, including shares issuable upon the exercise of their Warrants. No registration rights are provided with respect to the Warrants or the Subordinated Notes or to holders of Common Stock other than the Principal Holders.

Under the Registration Rights Agreement, Worldwide has agreed to use its reasonable best efforts to (a) register Common Stock held by a Principal Holder upon a request by one or more Principal Holders to register Common Stock held by the Principal Holders with a market value generally of at least $25,000 in the aggregate and (b) in connection with any registered offering of Common Stock by Worldwide, register Common Stock of Principal Holders that wish to sell their Common Stock in the offering. Under the terms of the Registration Rights Agreement, each Principal Holder is limited to a specified number of “demand” registrations under clause (a) above. In addition, the requests for registration are subject to other limitations and cut-backs, as set forth in the Registration Rights Agreement.

The registration rights do not apply to Common Stock to the extent that: (a) a registration statement with respect to the sale of Common Stock has been declared effective under the Securities Act and the holders’ shares of Common Stock have been disposed of under that registration statement; (b) the holders’ shares of Common Stock have been disposed of under Securities Act Rule 144 or another exemption from the registration requirements of the Securities Act under which the shares of Common Stock are thereafter freely tradable without restriction under the Securities Act; or (c) the holders’ shares of Common Stock may be disposed of under Rule 144 within Rule 144’s volume limitations within a 90 day period or under Securities Act Rule 144(k).

AMF BOWLING WORLDWIDE, INC.

SELECTED QUARTERLY FINANCIAL DATA
(in thousands)

		Quarter ended
		March 31		June 30	September 30	December 31
	(unaudited)
Operating revenue	2002	$190,200	(a)	$151,700	$—	$—
	2001	205,700		151,400	156,200	181,600
	2000	209,500		160,700	162,100	182,700
	1999	202,600		161,100	182,800	186,200

Operating income (loss)	2002	$23,000	(a)	$(10,100)	$—	$—
	2001	15,800		(34,300)	(32,400)	5,200
	2000	23,900		(14,400)	(17,900)	(48,600)
	1999	23,300		(13,500)	(53,500)	5,000

Net loss	2002	$(14,300	)(a)	$(20,300)	$—	$—
	2001	(29,200)		(69,200)	(64,100)	(54,500)
	2000	(5,600)		(46,300)	(52,200)	(77,400)
	1999	(12,100)		(46,500)	(103,700)	(38,700)

(a)	The quarter ended March 31, 2002 includes the Reorganized Company 2002 one month (March, 2002) and the Predecessor Company 2002 Two Months.

EXHIBIT INDEX

2.1	Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (1)

2.2	Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries. (2)

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (3)

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (4)

4.1
Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 13.00% Senior Subordinated Notes due 2008. (5)

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).

4.3	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock. (6)

4.4	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (7)

4.5	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent. (8)

10.1	Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (9)*

10.2	Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (10)*

10.3	Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott. (11)*

10.4	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000. (12)*

10.5	Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith. (13)*

10.6
Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives. (14)*

10.7	Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth. (15)*

10.8
Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits). (16)

10.9	AMF Bowling Worldwide, Inc. 2002 Stock Option Plan. (17)*

10.10	Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (18)*

10.11	Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith. (19)*

10.12	Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith. (20)*

10.13	Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent. (21)*

10.14	Addendum dated April 25, 2002, to Employment Letter, dated as of August 8, 2001, between AMF Bowling Worldwide, Inc. and Frederick G. Kraegel. (22)*

21.1	Subsidiaries of the Company. (filed herewith)

E-1

Notes to Exhibits:

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (file No. 001-12131).
(2)	Incorporated by reference to Exhibit 4.6 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(3)	Incorporated by reference to Exhibit 3.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(4)	Incorporated by reference to Exhibit 3.2 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(5)	Incorporated by reference to Exhibit 4.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(6)	Incorporated by reference to Exhibit 4.3 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(7)	Incorporated by reference to Exhibit 4.4 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(8)	Incorporated by reference to Exhibit 4.5 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(9)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(10)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(11)	Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(12)	Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(13)	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(14)	Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(15)	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2000 (File No. 001-12131).
(16)	Incorporated by reference to Exhibit 10.1 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(17)	Incorporated by reference to Exhibit 10.2 to AMF Bowling Worldwide, Inc.’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131).
(18)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(19)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(20)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(21)	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of AMF Bowling Worldwide, Inc. for the fiscal year ended December 31, 2001 (File No. 001-12131).
(22)	Incorporated by reference to Exhibit 10.7 to Quarter Report on Form 10-Q of AMF Bowling Worldwide, Inc. for the quarterly period ended March 31, 2002 (File No. 001-12131).

E-2