Form 10-Q
period 2002-09-29
AMF BOWLING WORLDWIDE INC
filed 2002-11-13
CIK 1015535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-12131

AMF BOWLING WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3873272 (I.R.S. Employer Identification No.)

8100 AMF Drive
Richmond, Virginia 23111
(Address of principal executive offices, including zip code)

(804) 730-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of November 1, 2002 was 10,000,000 (excluding stock purchase warrants, restricted stock and stock options).

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

•	any statements concerning:

•	the results of operations of the Company’s businesses;

•	the results of the Company’s initiatives to improve its bowling centers operations and its business of selling bowling equipment;

•	the amounts of capital expenditures needed to maintain or improve the Company’s bowling centers;

•	the Company’s ability to comply with covenants in its financing facilities and generate cash flow to service its indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this report that are not historical facts.

These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in any forward-looking statements, including, but not limited to:

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

Item 1.    Financial Statements

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 29, 2002	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$24,509	$34,167
Accounts and notes receivable, net of allowance for doubtful accounts of $8,815 and $8,748, respectively	28,073	26,268
Inventories, net	37,935	38,901
Advances and deposits	18,539	19,411
Net assets held for sale

Total current assets	109,056	118,747
Property and equipment, net	592,098	605,174
Leasehold interests and other	31,031	31,603

Total assets	$732,185	$755,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,439	$17,938
Accrued expenses and other	90,688	91,219
Current portion of long-term debt	28,082	16,961

Total current liabilities	130,209	126,118
Long-term debt, less current portion	417,937	424,109
Liabilities subject to resolution	3,442	3,556
Other long-term liabilities	324	809

Total liabilities	551,912	554,592

Stockholders’ equity:
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued and outstanding)	—	—
Common Stock ($.01 par value, 20,000,000 shares authorized, 9,955,593 issued and outstanding)(a)	100	100
Paid-in capital	211,800	211,800
Accumulated deficit	(36,444)	(15,636)
Accumulated other comprehensive income	4,817	4,668

Total stockholders’ equity	180,273	200,932

Total liabilities and stockholders’ equity	$732,185	$755,524

(a)
There are 9,955,593 shares outstanding on September 29, 2002. On September 30, 2002 an additional 2,872 shares were distributed to former unsecured creditors. The remaining 41,522 shares will be issued as claims are resolved in accordance with the Company’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	Three Months Ended September 29, 2002	Three Months Ended September 30, 2001
Operating revenue	$150,627	$156,199

Operating expenses:
Cost of goods sold	36,058	38,864
Bowling center operating expenses	91,109	94,342
Selling, general and administrative expenses	10,363	19,312
Restructuring, refinancing and other charges	—	3,703
Depreciation and amortization	21,392	32,470

Total operating expenses	158,922	188,691

Operating loss	(8,295)	(32,492)

Nonoperating expenses (income):
Interest expense (a)	10,477	17,175
Interest income	(145)	(254)
Other expense (income), net	872	(1,781)

Total nonoperating expenses, net	11,204	15,140

Loss before reorganization items and income taxes	(19,499)	(47,632)
Reorganization items, net	—	16,195

Loss before income taxes	(19,499)	(63,827)
Provision for income taxes	1,309	244

Net loss	(20,808)	(64,071)

Basic and diluted loss per share:
Net loss	$(2.08)

(a)
For the three months ended September 30, 2001, the Company did not accrue approximately $15,300 of interest on its pre-petition subordinated debt. The debt was materially impaired or discharged in the Company’s Chapter 11 proceeding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Reorganized Company	Predecessor Company
	Three Months Ended September 29, 2002	Three Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(20,808)	$(64,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,392	32,470
Reorganization items, net	—	16,195
Gain (loss) on the sale of property and equipment, net	85	(373)
Changes in assets and liabilities:
Accounts and notes receivables, net	(843)	7,787
Inventories	1,548	4,867
Other assets	(1,319)	34
Accounts payable and accrued expenses	(8,554)	15,760
Income taxes payable	101	504
Other long-term liabilities	76	4,345

Net cash provided by (used in) operating activities	(8,322)	17,518

Cash flows from investing activities:
Purchases of property and equipment	(8,943)	(15,652)
Proceeds from the sale of property and equipment	15	163

Net cash used in investing activities	(8,928)	(15,489)

Cash flows from financing activities:
Proceeds from DIP Loan	—	5,000
Payments on DIP Loan	—	(5,000)
Borrowing under revolver	5,000	—
Repayment under capital lease obligation	(51)	—
Payments of noncompete obligations	(9)	(8)

Net cash provided by (used in) financing activities	4,940	(8)

Effect of exchange rates on cash	2,652	(1,667)

Net increase (decrease) in cash	(9,658)	354
Cash and cash equivalents at beginning of period	34,167	17,680

Cash and cash equivalents at end of period	$24,509	$18,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and Note 12)
(unaudited)

NOTE 1.    BUSINESS DESCRIPTION—ORGANIZATION

Organization

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

The Company is the largest operator of bowling centers in the world with 490 centers in operation as of September 29, 2002: comprised of 386 bowling centers in the U.S. and 104 bowling centers operating in six foreign countries.

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

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. Worldwide’s business operations and operating assets are held in subsidiaries. U.S. Centers is primarily operated through AMF Bowling Centers, Inc., a wholly owned, indirect subsidiary of Worldwide. International Centers is operated through separate, indirect subsidiaries of Worldwide that operate bowling centers in various countries. Products is primarily operated through AMF Bowling Products, Inc. (“AMF Products”), which is a wholly owned, indirect subsidiary of Worldwide.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 2.    BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements presented in this Form 10-Q are unaudited and for the quarter ended September 30, 2001, have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

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

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Certain previously reported amounts have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of the Company as of September 29, 2002 and the consolidated results of operations and cash flows for the quarters ended September 29, 2002 and September 30, 2001.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from January 1, 2002 through June 30, 2002. The balances presented as of June 30, 2002 have been derived from the Company’s audited consolidated financial statements.

NOTE 3.    GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Through December 31, 2001, goodwill was being amortized over 40 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which specifies goodwill and certain intangible assets will no longer be amortized, but will be subject to periodic impairment testing. In conjunction with the adoption of SFAS No. 142, the Company wrote off all goodwill in the amount of $718,414 on January 1, 2002.

Goodwill amortization expense was $5,209 for the quarter ended September 30, 2001.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive loss was $(20,659) and $(65,357) for the quarter ended September 29, 2002 and September 30, 2001, respectively. Accumulated other comprehensive income of $4,817 and $4,668 at September 29, 2002 and June 30, 2002, respectively, is included in stockholders’ equity and consists of the foreign currency translation adjustment.

NOTE 5.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement addresses the accounting and reporting for the impairment or disposal of long lived assets. The adoption of this standard did not have a material effect on the Company’s results of operations or financial condition. On January 1, 2002, the Company also adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” as discussed in Note 3.

On July 1, 2002, the Company adopted the provisions of SFAS No. 145 “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The Company is now required to modify the presentation of its transition period ended June 30, 2002 financial results with respect to its gain on discharge of debt.

On July 1, 2002, the Company adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long lived assets. The adoption of this standard did not have a material effect on the Company’s results of operations or financial condition.

NOTE 6.    INVENTORIES, NET

Inventories, net at September 29, 2002 and June 30, 2002 consist of:

	September 29, 2002	June 30, 2002
Products, at FIFO:
Raw materials	$7,203	$6,955
Work in progress	3,530	3,668
Finished goods and spare parts	18,896	20,312
Centers, at average cost:
Merchandise	8,306	7,966

	$37,935	$38,901

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 7.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 29, 2002 and June 30, 2002 consist of:

	September 29, 2002	June 30, 2002
Land	$116,455	$115,570
Buildings and improvements	287,382	287,059
Equipment, furniture and fixtures	219,079	216,119
Other	8,293	5,708

	631,209	624,456
Less: accumulated depreciation	(39,111)	(19,282)

	$592,098	$605,174

Depreciation expense related to property and equipment was $21,302 and $25,065 for the quarter ended September 29, 2002 and September 30, 2001, respectively.

NOTE 8.    LONG-TERM DEBT

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (“Chapter 11”). The bankruptcy court (“the “Bankruptcy Court”) confirmed the Plan on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002 (the “Effective Date”). Upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

Credit Agreement

As of February 28, 2002, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with Deutsche Bank Trust Company Americas (formerly Bankers Trust Company) and certain other lenders that consists of a $290,000 term facility (the “Term Facility”) maturing in February 2008 and a $60,000 revolving credit facility (the “Revolver”) maturing in February 2007. Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Eurodollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios. The interest rate in effect at September 29, 2002 was 6.54%. Outstanding borrowings under the Revolver bear interest equal to the adjusted Eurodollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios. The interest rate in effect at September 29, 2002 was 5.875%. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. As of September 29, 2002, outstanding borrowings under the Revolver were $5,000 and outstanding standby letters of credit issued under the Revolver totaled $7,485, leaving $47,515 available for additional borrowings. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $143,853 due on February 28, 2008. Scheduled quarterly principal payments for fiscal year 2003 will range from $2,000 to $6,300 and $2,100 to $10,800 for the quarters thereafter on the last day of the calendar quarter. The Company made a principal payment of $2,000 on September 30, 2002. The Credit Agreement also requires interest payments not less than quarterly and an annual mandatory prepayment based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. Repayment also is required in amounts specified in the Credit Agreement for certain events including

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

unreinvested asset sale proceeds and equity and debt offering proceeds. The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Pursuant to the Credit Agreement, the Company was required to calculate the amount of a mandatory prepayment of the Term Facility based on consolidated excess cash flow, as defined in the Credit Agreement, for the transition period from January 1, 2002 through June 30, 2002. The Company deposited $11,720 on October 18, 2002 into an account held by the Administrative Agent, which applied the prepayment to the Term Facility on November 7, 2002 upon expiration of a Eurodollar loan contract. The prepayment will reduce the remaining scheduled principal payments on a pro rata basis. This reduction in principal payments, and the $11,720 prepayment, are reflected in the presentation of current portion of long-term debt at September 29, 2002.

Subordinated Notes

As of the Effective Date and pursuant to the Plan, the Company issued $150,000 aggregate principal amount of 13.00% Senior Subordinated Notes due September 2008 (the “Subordinated Notes”) with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated as of March 8, 2002 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness of the Company; contain affirmative and negative covenants generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries of the Company. Subject to certain exceptions, the Subordinated Notes may not be redeemed at the Company’s option before March 1, 2005. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 106.50% during the 12 month period beginning March 1, 2005, 103.25% during the 12 month period beginning March 1, 2006 and 100.00% beginning on March 1, 2007 and thereafter. Upon the occurrence of both a change of control of the Company (as defined in the Indenture) and a ratings decline (as defined in the Indenture), the Company is required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest, and has the option to redeem the Subordinated Notes at 110.00% of their principal amount, plus accrued interest.

DIP Loan

During the Chapter 11 proceeding, the Debtors had a $75,000 debtor-in-possession financing facility (the “DIP Loan”) from a syndicate of banks, including Citibank N.A. (“Citibank”), as Collateral Agent and Administrative Agent. The DIP Loan permitted the Debtors to borrow up to $75,000 from time to time for general corporate and business purposes, subject to satisfaction of customary drawing conditions and the existence of no events of default. The DIP Loan was terminated on the Effective Date.

Pre-petition Bank Debt

The Company’s indebtedness under its former senior secured credit agreement, dated May 1, 1996, as amended and restated (the “Old Credit Agreement”) consisted of a $255,000 senior secured revolving credit facility and $365,100 senior secured term loan facilities (collectively, the “Old Bank Debt”).

The Old Credit Agreement was terminated and the Old Bank Debt was satisfied upon the Company’s emergence from Chapter 11. As a result of the default under the Old Bank Debt, which existed prior to the Petition Date, the Company paid interest to its former senior secured creditors (the “Former Secured Creditors”) at Citibank’s customary base rate plus a margin ranging from 2.75% to 3.75%. The interest rates included a 2% increment for

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

default interest from January 1, 2001 until the Petition Date. After the Petition Date, the Company did not pay the 2% increment for default interest. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest was included in the Former Secured Creditors allowed claim and satisfied under the Plan. Prior to cancellation on the Effective Date, the interest rates on the components of the Old Bank Debt ranged from 7.50% to 8.50%. During 2001 and through the Effective Date, no principal payments were made on the Old Bank Debt.

Long-Term Debt Summary

The Company’s long-term debt at September 29, 2002 and June 30, 2002 consists of:

	September 29, 2002	June 30, 2002
Term Facility	$288,000	$288,000
Revolver	5,000	—
Subordinated Notes	150,000	150,000
Mortgage and equipment notes (a)	3,019	3,070

Total debt	446,019	441,070
Current maturities	28,082	16,961

Total long-term debt	$417,937	$424,109

(a)	Represents debt under one mortgage note and one capitalized equipment lease. The amounts were fully secured and reinstated as senior debt under the Plan.

Interest Expense

As of the Petition Date, the Predecessor Company discontinued accruing interest on certain pre-petition debt that management believed would receive little, if any, distribution under the Plan (primarily the 10 7/8% Series B Senior Subordinated Notes due 2006 and the 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (collectively, the “Old Subordinated Notes”)). If such interest had been accrued for the quarter ended September 30, 2001, interest expense for this period would have been approximately $15,300 higher than the amount reported.

NOTE 9.    LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at September 29, 2002 and June 30, 2002 were $3,442 and $3,556, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 10.    REORGANIZATION ITEMS, NET AND OTHER CHARGES

Reorganization items, net for the Predecessor Company quarter ended September 30, 2001 consisted of:

September 30, 2001
Write off of deferred financing costs (a)	$9,231
Professional fees (b)	2,937
Employee retention program (c)	1,653
Other	2,374

$16,195

(a)	Represented financing costs associated with amounts borrowed under the Old Credit Agreement and with the issuance of the Old Subordinated Notes.
(b)	Included amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(c)	Represented a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in the Company’s restructuring.

Restructuring, Refinancing and Other Charges

For the quarter ended September 30, 2001, the Predecessor Company recorded $3,703 of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs. There were no such charges during the quarter ended September 29, 2002.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment. The customers’ aggregate amount outstanding related to repurchase agreements, substantially all of which were entered into prior to the Petition Date, is approximately $18,500 at September 29, 2002. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

In connection with an equipment sale prior to the Petition Date, AMF Products guaranteed the real estate lease for the bowling center in Germany where the equipment was installed. The Company disputes its obligation under this arrangement. The amount to be paid during the lease period related to the guarantee is approximately $2,500 at September 29, 2002. If the guarantee is successfully invoked, AMF Products would be obligated to take over the operation of the bowling center. In addition, the Company entered into two transactions with two NCP customers in Europe and a leasing company that involve, in various forms, back-to-back leases and an assignment and repurchase agreement.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

The obligations under the repurchase agreements, the real estate lease guarantee and back-to-back lease transactions that were incurred prior to the Petition Date were impaired under the Plan. Therefore, management believes the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

At the present time, the Company has one contract to sell the land and building associated with an operating bowling center in the United Kingdom. The aggregate purchase price under the contract is approximately $5,600. The Company expected this contract, which is subject to customary terms and contingencies, to close prior to the end of October 2002. The purchaser failed to close and the Company and the purchaser are in discussion concerning a new closing date. There can be no assurance that the terms and contingencies will be satisfied or that the closing will occur.

The Company is presently negotiating with a number of parties concerning the sale of its three bowling centers in Hong Kong. The Company intends to close its fourth bowling center in Hong Kong before the end of the year when its lease expires and may sell the related excess used bowling equipment.

The selling activities related to the bowling centers in both the United Kingdom and Hong Kong, as discussed above, were initiated during or prior to the Company’s transition period ended June 30, 2002.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(in thousands, except share data and Note 12)
(unaudited)

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

NOTE 12.    BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations for the quarters ended September 29, 2002 and September 30, 2001, respectively, is presented below (in millions):

	Reorganized Company Three Months ended September 29, 2002
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$92.3	$26.4	$118.7	$19.8	$12.1	$31.9	$—	$—	$150.6
Intersgement sales	—	—	—	4.1	0.7	4.8	—	(4.8)	—
Operating income (loss)	(6.1)	1.9	(4.2)	1.6	(0.5)	1.1	(5.4)	0.2	(8.3)
Total assets	500.7	88.6	589.3	95.5	28.5	124.0	12.3	6.6	732.2
Depreciation and amortization	17.0	3.1	20.1	1.0	0.1	1.1	0.4	(0.2)	21.4
Capital expenditures	7.1	0.9	8.0	0.3	0.1	0.4	0.5	—	8.9

	Predessor Company Three Months ended September 30, 2001
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$96.6	$27.4	$124.0	$17.3	$14.9	$32.2	$—	$—	$156.2
Intersgement sales	—	—	—	3.8	0.5	4.3	—	(4.3)	—
Operating income (loss)	(12.8)	0.3	(12.5)	(3.1)	(12.6)	(15.7)	(4.1)	(0.2)	(32.5)
Total assets	721.2	277.4	998.6	549.0	35.0	584.0	—	5.7	1,588.3
Depreciation and amortization	21.5	5.2	26.7	5.6	0.2	5.8	0.3	(0.3)	32.5
Capital expenditures	12.5	1.2	13.7	0.8	0.1	0.9	1.1	—	15.7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

Chapter 11 and Emergence

On July 2, 2001 (the “Petition Date”), AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and together with its subsidiaries, the “Company”) and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”).

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective March 8, 2002 (the “Effective Date”), which is the date on which the Debtors formally emerged from Chapter 11. As part of the Plan, Worldwide entered into a senior secured credit agreement with Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the “Credit Agreement”). Worldwide also entered into an indenture dated as of March 8, 2002 (the “Indenture”), providing for the issuance of $150.0 million aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the “Subordinated Notes”). During and immediately after the Chapter 11 proceeding, the Company closed 14 U.S. bowling centers and two golf driving ranges. The Company rejected related leases, where applicable, for those locations and for nine other centers closed prior to the commencement of the Chapter 11 proceeding.

Background

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of bowing center operations in the United States (“U.S. Centers”) and internationally (“International Centers” and collectively with U.S. Centers, “Centers”) and bowling products operations (“Products”) separately.

The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the quarter ended September 29, 2002 versus the quarter ended September 30, 2001 reflect the closing of 29 centers and the opening of one center.

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and the notes thereto set forth in this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding. Unless the context otherwise indicates, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions.

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

	Reorganized Company	Predecessor Company
	Three Months Ended September 29, 2002	Three Months Ended September 30, 2001
Consolidated
Operating revenue	$150.6	$156.2
Cost of goods sold	36.0	38.9
Bowling center operating expenses	91.1	94.3
Selling, general and administrative expenses	10.4	19.3
Restructuring, refinancing and other charges	—	3.7
Depreciation and amortization	21.4	32.5

Operating loss	(8.3)	(32.5)
Interest expense, gross	10.5	17.2
Other expense (income), net	0.7	(2.1)

Loss before reorganization items, net	(19.5)	(47.6)
Reorganization items, net	—	16.2

Loss before provision for income taxes	(19.5)	(63.8)
Provision for income taxes	1.3	0.2

Net loss	$(20.8)	$(64.1)

Selected Data:
EBITDA	$13.1	$3.7
EBITDA Margin	8.7%	2.4%

Consolidated revenue for the quarter ended September 29, 2002 was $150.6 million, a decrease of $5.6 million, or 3.6%, compared with the prior year quarter. EBITDA was $13.1 million, an increase of $9.4 million above the prior year quarter. EBITDA margin for the quarter ended September 29, 2002 was 8.7% compared with 2.4% for the prior year quarter. During the quarter ended September 30, 2001, the Company recorded $11.5 million in unusual expenses within Products, including $6.8 million related to increased reserves for accounts receivable, $2.2 million for increased reserves related to excess inventory and $2.5 million to adjust the net carrying value of certain assets and liabilities.

Depreciation and Amortization

Depreciation and amortization decreased $11.1 million, or 34.2%, in the quarter ended September 29, 2002 compared with the prior year quarter. This change was primarily due to the write off of $718.4 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” In addition, the Company wrote down long lived assets by approximately $66.0 million as of February 28, 2002 in connection with the application of fresh start accounting.

Interest Expense

Gross interest expense decreased $6.7 million, or 39.0%, in the quarter ended September 29, 2002 compared with the prior year quarter primarily due to the discharge of debt under the Company’s senior secured credit agreement, dated May 1, 1996, as amended and restated (the “Old Credit Agreement”) and under the Company’s 10 7/8% Series B Senior Subordinated Notes dues 2006 and 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (collectively, the “Old Subordinated Notes”) in connection with the Company’s emergence from Chapter 11, and lower principal amounts and interest rates under the Credit Agreement and the Indenture. As of the Petition Date, the Company did not accrue interest on its pre-petition subordinated debt. If such interest had continued to be accrued, interest expense for the quarter ended September 30, 2001 would have been approximately $15.3 million higher than the reported amount. The pre-petition subordinated debt was materially impaired or discharged in the Chapter 11 proceeding. See “Note 8. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements and “— Liquidity” and “— Capital Resources” for further description of the pre-petition subordinated debt.

Provision for Income Taxes

As of September 29, 2002, the Company had net operating loss carryforwards of approximately $30.1 million. The net operating loss carryforwards will expire in 2022. The Company has recorded a valuation reserve, as of June 30, 2002, for $226.5 million related to net operating losses and other deferred tax assets that the Company may not be able to utilize prior to their expirations. The tax provision recorded for the quarters ended September 29, 2002 and September 30, 2001 primarily relates to certain foreign taxes.

Net Loss

Net loss in the quarter ended September 29, 2002 totaled $20.8 million compared with a net loss of $64.1 million in the prior year quarter. In addition to the impact of changes in EBITDA, depreciation and amortization, interest and provisions for income taxes discussed above, in the quarter ended September 30, 2001 the Company recorded additional non-recurring amounts related to reorganization and restructuring charges of $16.2 million and $3.7 million, respectively. The Company also recorded other income of $2.0 million in the quarter ended September 30, 2001 primarily related to foreign exchange gains.

Liquidity—Capital Resources—Asset Sales

General

The Company generally relies on cash flow from operations and borrowings under its $60.0 million revolving credit facility (the “Revolver”) to fund its liquidity and capital expenditure needs. The Company’s ability to repay its indebtedness will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

The Company’s indebtedness under the Old Credit Agreement was $620.1 million. This indebtedness was discharged and terminated in the Chapter 11 proceeding. As of February 28, 2002, the Company entered into the Credit Agreement. The Credit Agreement provides for a $290.0 million term facility (the “Term Facility”) and the Revolver. As of November 1, 2002, outstanding borrowings under the Revolver were $10.0 million and outstanding standby letters of credit issued under the Revolver totaled $7.5 million, leaving $42.5 million available for additional borrowings. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

Liquidity

As of September 29, 2002, working capital was $(21.2) million compared with working capital of $(7.4) million at June 30, 2002, a decrease of $13.8 million primarily caused by a mandatory Term Facility prepayment based on consolidated excess cash flow for the transition period ended June 30, 2002. The decrease is comprised of the following:

Increase (Decrease)
(in millions)
Cash	$(9.7)
Accounts receivable	1.8
Inventory	(1.0)
Other current assets	(0.9)
Accounts payable	6.5
Accrued expenses	0.6
Current maturities of long-term debt	(11.1)

$(13.8)

Net cash used in operating activities was $8.3 million for the quarter ended September 29, 2002 compared with cash provided by operating activities of $17.5 million in the quarter ended September 30, 2001, a decrease of $25.8 million. This decrease is comprised of the following:

Increase (Decrease)
(in millions)
Reorganization items	$(16.2)
Depreciation and amortization	(11.1)
Accounts and notes receivable, net	(8.6)
Accounts payable and accrued expenses	(24.4)
Net loss	43.3
Other	(8.8)

$(25.8)

Net cash used in investing activities was $8.9 million for the quarter ended September 29, 2002 compared with $15.5 million in the quarter ended September 30, 2001, a decrease of $6.6 million. This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $6.5 million, as well as a decrease in company-wide information systems expenditures of $0.4 million. These decreases are primarily the result of reduced levels of planned spending and timing of expenditures in the quarter ended September 29, 2002. These decreases were partially offset by an increase in Products expenditures of $0.1 million. Proceeds from the sale of property and equipment decreased by $0.2 million in the current year period.

Net cash provided by financing activities was of $4.9 million for the quarter ended September 29, 2002 compared with no net cash provided or used in the quarter ended September 30, 2001. Proceeds from long-term debt exceeded repayments by $4.9 million. During the quarter ended September 29, 2002, the Company borrowed $5.0 million under the Revolver.

As a result of the aforementioned, cash decreased by $9.7 million in the quarter ended September 29, 2002 compared with an increase of $0.4 million in the quarter ended September 30, 2001. Notwithstanding the foregoing, the Company expects to meet its operating and capital expenditure cash flow needs through operations and borrowings under the Revolver.

Capital Resources

The Company’s debt at September 29, 2002 and June 30, 2002 consisted of the following:

(in millions)
	September 29, 2002	June 30, 2002
Term Facility	$288.0	$288.0
Subordinated Notes	150.0	150.0
Revolver	5.0	—
Mortgage note and capitalized equipment lease	3.0	3.1

As of September 29, 2002, the Company had $47.5 million available for borrowing under the Revolver, with $5.0 million outstanding and $7.5 million of issued but undrawn standby letters of credit. As of June 30, 2002, the Company had $52.3 million available for borrowing under the Revolver, with no amounts outstanding and $7.7 million of issued but undrawn standby letters of credit.

During the quarter ended September 29, 2002, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver. The Company incurred cash interest expense of $13.1 million during the quarter ended September 29, 2002. The Company made no principal payments on the Term Facility during the quarter ended September 29, 2002. On September 30, 2002, the Company made a $2.0 million principal payment on the Term Facility.

For the quarter ended September 30, 2001, the Company did not accrue approximately $15.3 million of interest under the Old Subordinated Notes, which were discharged under the Plan.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

At the present time, the Company has one contract to sell the land and building associated with an operating bowling center in the United Kingdom. The aggregate purchase price under this contract is approximately $5.6 million. The Company expected this contract, which is subject to customary terms and contingencies, to close prior to the end of October 2002. The purchaser failed to close and the Company and the purchaser are in discussion concerning a new closing date. There can be no assurance that the terms and contingencies will be satisfied or that the closing will occur.

The Company is presently negotiating with a number of parties concerning the sale of its three bowling centers in Hong Kong. The Company intends to close its fourth bowling center in Hong Kong before the end of the year when its lease expires and may sell the related excess used bowling equipment.

The selling activities related to the bowling centers in both the United Kingdom and Hong Kong, as discussed above, were initiated during or prior to the Company’s transition period ended June 30, 2002.

Seasonality and Market Development Cycles

The Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Products sales are also seasonal, most notably in Modernization and Consumer Products in the U.S. While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the late spring and early summer in preparation for the start of league play in the late summer. Summer is also generally the peak period for installation of modernization equipment in the U.S. Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers generally have fewer bowlers.

International Operations

The Company’s international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluations increase the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from International Centers.

Foreign currency exchange rates also impact the translation of operating results from International Centers. Revenue and EBITDA of International Centers represented 17.5% and 38.2% of consolidated revenue and EBITDA, respectively, for the quarter ended September 29, 2002. Revenue and EBITDA of International Centers represented 17.5% and 148.6% of consolidated revenue and EBITDA, respectively, for the quarter ended September 30, 2001.

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation during the quarter ended September 29, 2002 and September 30, 2001, respectively.

Critical Accounting Policies

      Allowance for Doubtful Accounts

Products maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. Management determines the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non payment, historical experience and/or the current economic environment. A substantial portion of the allowance relates to the sale of New Center Packages to international customers. If the financial condition of individual customers or countries in which Products operates or the general worldwide economy were to vary materially from the assumptions made by management, the allowance may require adjustment in the future. Products evaluates the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

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

      Deferred Tax Assets

As of September 29, 2002, the Company had approximately $226.8 million of gross deferred tax assets on its consolidated balance sheet. Since there is no assurance that these assets will be ultimately realized, management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation reserve would be recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation reserve has been set up for the entire amount of the deferred tax asset. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to raise or lower the valuation allowance, which may increase or decrease the tax provision.

	Reorganized Company	Predecessor Company
	Three Months Ended September 29, 2002	Three Months Ended September 30, 2001
Centers (before intersegment eliminations)
Operating revenue	$118.7	$124.0

Cost of goods sold	11.5	12.1
Bowling center operating expenses	91.3	94.2
Restructuring, refinancing and other charges	—	3.5
Depreciation and amortization	20.1	26.7

Operating loss	$(4.2)	$(12.5)

Selected Data:
EBITDA	$15.9	$17.7
EBITDA Margin	13.4%	14.3%

Centers results reflect both U.S. and international bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 487 centers (386 centers in the U.S. and 101 centers internationally) that have been in operation twelve months as of June 30, 2002. The discussion of new center results reflects the results of one center that has been in operation less than twelve months as of June 30, 2002. Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources

For the quarter ended September 29, 2002, bowling, food and beverage and ancillary sources represented 57.3%, 26.5% and 16.2% of total Centers revenue, respectively. For the quarter ended September 30, 2001, bowling, food and beverage and ancillary sources represented 57.3%, 26.6% and 16.1% of total Centers revenue, respectively.

Bowling, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenue in U.S. Centers. League lineage (number of games bowled per lane per day) has been declining for a number of years. Recreational play includes managed, or scheduled, play (such as birthday or corporate parties), and open, or unscheduled, play. Recreational lineage has generally been flat to slightly positive over the past few years.

The decline in revenue that could be expected from the decline in lineage has been generally offset with price increases, yielding a modest net constant center revenue growth and improvement in cash flow from operations for U.S. Centers for the past few years. International Centers, which operates in six different countries, has a bowling lineage mix of approximately 65% recreational lineage and 35% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play. The impact on revenue from the decline in International Centers lineage has also been generally offset with price increases. Typically, price increases have generally paralleled local country inflation rates.

Quarter Ended September 29, 2002 compared with the Quarter Ended September 30, 2001

Centers operating revenue was down $5.3 million, or 4.3%, compared with the prior year quarter, of which $4.4 million was attributable to the closure of 29 centers since September 30, 2001. U.S. constant center revenue decreased $1.3 million, or 1.4%, primarily as a result of decreased recreational play, partially offset by a higher average price per game as compared with the prior year quarter. International constant centers operating revenue increased $0.4 million, or 1.5%, primarily attributable to a favorable foreign exchange rate variance of $1.5 million, partially offset by a decline in lineage.

Operating expenses decreased $2.9 million, or 3.1%, of which $4.5 million was a result of center closings. Included in this net decrease was an increase in international constant centers payroll expenses of $1.3 million, or 20.2%, as compared with the prior year quarter. As a percentage of revenue, Centers operating expenses were 76.9% for the quarter ended September 29, 2002, compared with 76.0% for the quarter ended September 30, 2001.

EBITDA decreased $1.8 million, or 10.2%, versus the prior year quarter primarily due to decreased revenue more than offsetting the decline in operating expenses. EBITDA margin for the quarter ended September 29, 2002 was 13.4% compared with 14.3% for the quarter ended September 30, 2001.

	Reorganized Company	Predecessor Company
	Three Months Ended September 29, 2002	Three Months Ended September 30, 2001
Products (before intersegment eliminations)
Operating revenue	$36.7	$36.5
Cost of goods sold	29.1	30.8

Gross profit	7.6	5.7
Selling, general and administrative expenses	5.4	15.4
Restructuring, refinancing and other charges	—	0.2
Depreciation and amortization	1.1	5.8

Operating income (loss)	$1.1	$(15.7)

Selected Data:
EBITDA	$2.2	$(9.7)
EBITDA Margin	6.0%	-26.6%

Quarter Ended September 29, 2002 compared with the Quarter Ended September 30, 2001

Products operating revenue increased $0.2 million, or 0.5%.

Gross profit increased $1.9 million, or 33.3%. The gross profit margin was 20.7% in the quarter ended September 29, 2002 compared with 15.6% in the prior year quarter. The improved margin percentage was primarily due to $2.2 million of additional reserves recorded in the quarter ended September 30, 2001 related to the estimated net realizable value of certain excess inventory.

Products selling, general and administrative expenses decreased $10.0 million, or 64.9%, compared with the prior year quarter. The reduction in expenses is primarily attributable to charges recorded in the quarter ended September 30, 2001 of $6.8 million reflecting increased reserves for accounts receivable and the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million.

EBITDA for the quarter ended September 29, 2002 was $2.2 million, an increase of $11.9 million when compared to the prior year quarter. EBITDA margin for the quarter ended September 29, 2002 was 6.0% compared with (26.6%) for the prior year quarter. The prior year quarter included unusual expenses totaling $11.5 million comprised of $6.8 million for increased reserves for accounts receivable, $2.2 million for increased reserves related to excess inventory and $2.5 million to adjust the net carrying value of certain assets and liabilities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements. At September 29, 2002, one interest rate cap agreement was outstanding. There were no other derivative instruments outstanding during any of the periods presented. Management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

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

The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes.

The following table provides information about the Company’s fixed and variable-rate debt at September 29, 2002, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$288.0	6.50%
February 28, 2007	—	—	$5.0	5.88%

The fair value of the Term Facility and the Subordinated Notes at September 29, 2002 was approximately $288.0 million and $153.6 million, respectively.

On June 7, 2002, the Company entered into an interest rate swap agreement with Deutsche Bank, AG to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement. The table below summarizes the interest rate cap agreement at September 29, 2002:

Expiration Date	Notional Amount	Cap Rate (a)
June 7, 2003	$100.0	4.0%

(a)	The cap rate is the 3 month U.S. Dollar-London Interbank Offer Rate (“USD-LIBOR”) quoted by Deutsche Bank, AG.

The Company paid a fixed fee of approximately $0.1 million for the interest rate cap. The Company will receive quarterly payments from Deutsche Bank, AG if the quoted three month USD-LIBOR on the quarterly floating rate reset dates is above the cap rate.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II

Item 1.    Legal Proceedings

The Company emerged from Chapter 11 on March 8, 2002. However, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, executory contracts and unexpired leases, litigation pending in the Bankruptcy Court at the time of confirmation, litigation the Company or other parties may commenced or may commence relating to the Chapter 11 proceeding, and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations.

In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. (“Hai Heng”) filed an action against AMF Products in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China. Hai Heng sought to recover damages relating to equipment purchased from AMF Products. In November 1998, the Intermediate Court awarded Hai Heng approximately $3.5 million. AMF Products appealed the award to the People’s Court of Heilongjing Province (the “People’s Court”). The People’s Court issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return a portion of the equipment to AMF Products. AMF Products’ appeal of this judgment was denied.

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

The Company currently and from time to time is subject to environmental claims. In management’s opinion, the various claims in which the Company currently is involved, are not likely to have a material adverse impact on its financial position or results of operations.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

    None.

(b)     Reports on Form 8-K:

The Company filed one Current Report on Form 8-K during the quarterly period ended September 29, 2002. On September 26, 2002, the Company filed a Form 8-K in which it announced the distribution of new securities to certain holders of allowed unsecured trade claims under the Company’s previously confirmed plan of reorganization.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(Registrant)

/s/ CHRISTOPHER F. CAESAR	November 13, 2002
Christopher F. Caesar
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

CERTIFICATIONS

I, Roland C. Smith, President and Chief Executive Officer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AMF Bowling Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/    ROLAND C. SMITH
Roland C. Smith
President and Chief Executive Officer

CERTIFICATIONS

I, Christopher F. Caesar, Senior Vice President, Chief Financial Officer and Treasurer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AMF Bowling Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/    CHRISTOPHER F. CAESAR
Christopher F. Caesar
Senior Vice President, Chief Financial Officer and
Treasurer