Form 10-Q
period 2002-12-29
AMF BOWLING WORLDWIDE INC
filed 2003-02-12
CIK 1015535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

or

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

          The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of February 1, 2003 was 10,000,000 (excluding stock purchase warrants, restricted stock and stock options).

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

Item 1. Financial Statements

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 29, 2002	June 30, 2002

Assets
Current assets:
Cash and cash equivalents	$29,947	$34,167
Accounts and notes receivable, net of allowance for doubtful accounts of $9,342 and $8,748, respectively	25,410	26,268
Inventories, net	34,758	38,901
Advances and deposits	17,662	19,411

Total current assets	107,777	118,747
Property and equipment, net	579,344	605,174
Leasehold interests and other	33,141	31,603

Total assets	$720,262	$755,524

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,161	$17,938
Accrued expenses and other	88,956	91,219
Current portion of long-term debt	16,719	16,961

Total current liabilities	117,836	126,118
Long-term debt, less current portion	411,875	424,109
Liabilities subject to resolution	2,404	3,556
Other long-term liabilities	203	809

Total liabilities	532,318	554,592

Stockholders' equity:
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued and outstanding)	—	—
Common Stock ($.01 par value, 20,000,000 shares authorized, 9,958,465 issued and outstanding) (a)	100	100
Paid-in capital	212,151	211,800
Accumulated deficit	(29,201)	(15,636)
Accumulated other comprehensive income	4,894	4,668

Total stockholders' equity	187,944	200,932

Total liabilities and stockholders' equity	$720,262	$755,524

(a)

There were 9,958,465 shares outstanding on December 29, 2002.  The remaining 41,522 shares will be issued as claims are resolved in accordance with the Company’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company

	Three Months Ended December 29, 2002	Three Months Ended December 31, 2001	Six Months Ended December 29, 2002	Six Months Ended December 31, 2001

Operating revenue	$176,572	$181,560	$327,199	$337,759

Operating expenses:
Cost of goods sold	35,606	38,493	71,664	77,357
Bowling center operating expenses	92,359	90,813	183,468	185,155
Selling, general and administrative expenses	9,410	14,835	19,773	34,147
Restructuring, refinancing and other charges	—	1,341	—	5,044
Depreciation and amortization	20,844	30,966	42,236	63,436

Total operating expenses	158,219	176,448	317,141	365,139

Operating income (loss)	18,353	5,112	10,058	(27,380)

Nonoperating expenses (income):
Interest expense (a)	10,188	15,410	20,665	32,331
Interest income	(95)	—	(240)	—
Other expense (income), net	(315)	2,232	557	451

Total nonoperating expenses, net	9,778	17,642	20,982	32,782

Income (loss) before reorganization items and income taxes	8,575	(12,530)	(10,924)	(60,162)
Reorganization items, net	—	40,536	—	56,731

Income (loss) before income taxes	8,575	(53,066)	(10,924)	(116,893)
Provision for income taxes	1,332	1,443	2,641	1,687

Net income (loss)	$7,243	$(54,509)	$(13,565)	$(118,580)

(a)

For the three and six months ended December 31, 2001, the Company did not accrue approximately $15,260 and $30,560, respectively, of interest on its pre-petition subordinated debt.  The debt was materially impaired or discharged in the Company’s Chapter 11 proceeding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Reorganized Company	Predecessor Company

	Six Months Ended December 29, 2002	Six Months Ended December 31, 2001

Cash flows from operating activities:
Net loss	$(13,565)	$(118,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	351	—
Depreciation and amortization	42,236	63,436
Reorganization items, net	—	46,570
Loss on the sale of property and equipment, net	657	84
Impairment of assets	—	3,500
Changes in assets and liabilities:
Accounts and notes receivables, net	3,687	14,074
Inventories	5,079	8,253
Other assets	29	3,412
Accounts payable and accrued expenses	(10,222)	18,019
Income taxes payable	(522)	1,458
Other long-term liabilities	(243)	(578)

Net cash provided by operating activities	27,487	39,648

Cash flows from investing activities:
Purchases of property and equipment	(18,844)	(30,942)
Proceeds from the sale of property and equipment	630	161
Other	137	—

Net cash used in investing activities	(18,077)	(30,781)

Cash flows from financing activities:
Borrowing under DIP Loan	—	5,000
Repayment under DIP Loan	—	(5,000)
Borrowing under revolver	15,000	—
Repayment under revolver	(15,000)	—
Repayment under term facility	(13,720)	—
Repayment under capital lease obligations	(102)	—
Payments of noncompete obligations	(18)	(16)

Net cash used in financing activities	(13,840)	(16)

Effect of exchange rates on cash	210	(1,240)

Net increase (decrease) in cash	(4,220)	7,611
Cash and cash equivalents at beginning of period	34,167	17,680

Cash and cash equivalents at end of period	$29,947	$25,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and Note 12)
(unaudited)

NOTE 1.  BUSINESS DESCRIPTION - ORGANIZATION

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

           The Company is the largest operator of bowling centers in the world with 487 centers in operation as of December 29, 2002, comprised of 385 bowling centers in the U.S. and 102 bowling centers operating in six foreign countries.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 2.  BASIS OF PRESENTATION

           The Company’s interim condensed consolidated financial statements presented in this Form 10-Q are unaudited and for the three and six months ended December 31, 2001, have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

           The Company emerged from Chapter 11 on March 8, 2002.  The Company, as it existed prior to March 8, 2002, is sometimes referred to as the “Predecessor Company” and, as it existed on and after March 8, 2002, is sometimes referred to as the “Reorganized Company.”

           All significant intercompany balances and transactions have been eliminated in consolidation.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

           The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America for financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimates. Certain previously reported amounts have been reclassified to conform to the current year presentation.

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of December 29, 2002 and the consolidated results of operations and cash flows for the three and six months ended December 29, 2002 and December 31, 2001.

           These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from January 1, 2002 through June 30, 2002.  The balances presented as of June 30, 2002 are derived from the Company’s audited consolidated financial statements.

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

           Goodwill amortization expense was $5,254 and $10,463 for the three and six months ended December 31, 2001.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

           Comprehensive income (loss) was $7,320 and $(13,339) for the three and six months, respectively, ended December 29, 2002, and $(52,847) and $(118,204) for the three and six months, respectively, ended December 31, 2001.  Accumulated other comprehensive income of $4,894 and $4,668 at December 29, 2002 and June 30, 2002, respectively, is included in stockholders’ equity and consists of the foreign currency translation adjustment.

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

           On January 1, 2003, the Company adopted the provisions of  SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions of SFAS 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred.  Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan.  The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002.

           On January 1, 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”   The provisions of this interpretation clarify the accounting for and disclosures of certain guarantees issued and will require the Company to record the fair value of any equipment sale repurchase agreements (as discussed in Note 11) that are executed or modified after December 31, 2002.

           On July 1, 2003, the Company will adopt the provisions of the FASB’s Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables.”  The Company does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial condition.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 6.  INVENTORIES, NET

           Inventories, net at December 29, 2002 and June 30, 2002 consist of:

	December 29, 2002	June 30, 2002

Products, at FIFO:
Raw materials	$7,121	$6,955
Work in progress	3,049	3,668
Finished goods and spare parts	16,165	20,312
Centers, at average cost:
Merchandise and spare parts	8,423	7,966

	$34,758	$38,901

NOTE 7.  PROPERTY AND EQUIPMENT, NET

           Property and equipment, net at December 29, 2002 and June 30, 2002 consist of:

	December 29, 2002	June 30, 2002

Land	$116,536	$116,563
Buildings	296,685	285,979
Equipment, furniture and fixtures	220,076	216,568
Other	1,318	5,346

	634,615	624,456
Less: accumulated depreciation	(55,271)	(19,282)

	$579,344	$605,174

           Depreciation expense related to property and equipment was $20,619 and $41,921 for the three and six months, respectively, ended December 29, 2002, and $24,548 and $49,613 for the three and six months, respectively, ended December 31, 2001.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 8.  LONG-TERM DEBT

           On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (“Chapter 11”).  The bankruptcy court (the “Bankruptcy Court”) confirmed the Plan on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002 (the “Effective Date”).  Upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

Credit Agreement

           As of February 28, 2002, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with Deutsche Bank Trust Company Americas (formerly Bankers Trust Company) and certain other lenders that consists of a $290,000 term facility (the “Term Facility”) maturing in February 2008 and a $45,000 revolving credit facility (the “Revolver”) maturing in February 2007. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the Revolver as provided in the Credit Agreement, from $60,000 to $45,000.  This reduction will result in lower commitment fees in future periods.

           Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Eurodollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios.  The average interest rate in effect under the Term Facility at December 29, 2002 was 6.44%.  Outstanding borrowings under the Revolver bear interest equal to the adjusted Eurodollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios.  The Company pays a commitment fee of 0.50% on the unused portion of the Revolver.  Drawings under the Revolver are subject to the fulfillment of certain conditions.  The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. As of December 29, 2002, there were no outstanding borrowings under the Revolver.  Outstanding standby letters of credit issued under the Revolver, as of December 29, 2002, totaled $6,984, leaving $38,016 available for additional borrowings or letters of credit.  The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $143,853 due on February 28, 2008.  Scheduled quarterly principal payments for fiscal year 2003 will range from approximately $2,000 to approximately $6,300 and for the quarters thereafter, principal payments will range from $2,100 to $10,800.  All payments are due on the last day of the calendar quarter.   The Company made a principal payment of $5,754 on December 31, 2002. Repayment also is required in amounts specified in the Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds.  The Credit Agreement requires the frequency of interest payments not to be less than quarterly and an annual mandatory prepayment of the Term Facility may be required based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement.  The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement.  The Credit Agreement contains certain events of default including cross default provisions.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

           Pursuant to the Credit Agreement, the Company was required to calculate the amount of a mandatory prepayment of the Term Facility based on consolidated excess cash flow, as defined in the Credit Agreement, for the transition period from January 1, 2002 through June 30, 2002.  The Company deposited $11,720 on October 18, 2002 into an account held by the Administrative Agent, which applied the prepayment to the Term Facility on November 7, 2002 upon expiration of a Eurodollar loan contract.  The prepayment reduced the remaining scheduled principal payments on a pro rata basis.  This reduction in principal payments is reflected in the presentation of current portion of long-term debt at December 29, 2002.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

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

Long-Term Debt Summary

           The Company’s long-term debt at December 29, 2002 and June 30, 2002 consists of:

	December 29, 2002	June 30, 2002

Term Facility	$274,280	$288,000
Revolver	—	—
Subordinated Notes	150,000	150,000
Mortgage note and capitalized leases (a)	4,314	3,070

Total debt	428,594	441,070
Current maturities	16,719	16,961

Total long-term debt	$411,875	$424,109

(a)	Represents debt under one mortgage note and three capitalized equipment leases.

Interest Expense

           As of the Petition Date, the Predecessor Company discontinued accruing interest on certain pre-petition debt that management believed would receive little, if any, distribution under the Plan (primarily the 10 7/8% Series B Senior Subordinated Notes due 2006 and the 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (collectively, the “Old Subordinated Notes”)).  If such interest had been accrued for the three and six months ended December 31, 2001, interest expense for these periods would have been approximately $15,260 and $30,560, respectively, higher than the amount reported.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 9.  LIABILITIES SUBJECT TO RESOLUTION

           Liabilities subject to resolution in the Chapter 11 proceeding at December 29, 2002 and June 30, 2002 were $2,404 and $3,556, respectively.  These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 10.  REORGANIZATION ITEMS, NET AND OTHER CHARGES

           Reorganization items, net for the Predecessor Company three and six months ended December 31, 2001 consisted of:

	Three Months Ended December 31, 2001	Six Months Ended December 31, 2001

Provision for center closings	$22,396	$22,396
Professional fees (a)	16,846	19,783
Write off of deferred financing costs (b)	(163)	9,068
Employee retention program (c)	794	2,447
Other	663	3,037

	$40,536	$56,731

(a)	Included amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Represented financing costs associated with amounts borrowed under the Old Credit Agreement and with the issuance of the Old Subordinated Notes.
(c)	Represented a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in the Company’s restructuring.

Restructuring, Refinancing and Other Charges

           During the three and six months ended December 31, 2001, the Predecessor Company recorded $1,341 and $5,044, respectively, of refinancing charges related to the proposed restructuring of debt.  The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.  There were no such charges during the three and six months ended  December 29, 2002.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Equipment Warranties

           The following table provides a roll-forward from June 30, 2002 of the Company’s exposure related to equipment warranties for the period ended December 29, 2002:

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

June 30, 2002 Balance	$2,726
Provision	147
Payments	(179)
Exchange Rate Effect	7

December 29, 2002 Balance	$2,701

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

           In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement.  The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment.  The Company’s aggregate amount of exposure related to equipment repurchase agreements is approximately $17,032 at December 29, 2002 of which $13,245 relates to equipment repurchase agreements entered into prior to the Petition Date.  If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

           The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan.  Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

           The Company’s exposure related to equipment repurchase agreements entered into after the Petition Date is approximately $3,786.  The Company believes it can recover approximately $2,226 upon the sale of equipment should defaults under all repurchase agreements entered into after the Petition Date  occur, reducing the net exposure to approximately $1,560.

Asset Sales

           From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate.  In addition, the Company will, from time to time, sell excess real estate.

           During the quarter ended December 29, 2002 the Company sold the land and building associated with a bowling center in the United States for $620.

           The Company closed one bowling Center in Australia in December 2002 and is currently negotiating the sale of this center.

           The Company is presently negotiating with a number of parties concerning the sale of its three bowling centers in Hong Kong.  The Company closed its fourth bowling center in Hong Kong in December 2002 in conjunction with the expiration of its lease and will utilize the excess bowling equipment in other center operations. The selling activity related to the bowling centers in  Hong Kong was initiated during or prior to the Company’s transition period ended June 30, 2002.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

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

           In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. (“Hai Heng”) filed an action against AMF Products, in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China.  Hai Heng sought to recover damages relating to equipment purchased from AMF Products. A judgment was issued in favor of Hai Heng for approximately $2,800.  The judgment also ordered Hai Heng to return a portion of the equipment to AMF Products.

           In 2001, AMF Products and Hai Heng signed a settlement agreement under which the judgment will be satisfied by AMF Products paying Hai Heng $150 and not disputing Hai Heng’s seizure of approximately $940 formerly on deposit in AMF Products’ Beijing bank account.  Hai Heng refused to complete the settlement.  Management believes that the settlement agreement is binding and no further action is required.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 12.  BUSINESS SEGMENT

           The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products.  Information concerning these operations for the three and six months ended December 29, 2002 and December 31, 2001 is presented below (in millions):

	Reorganized Company Three Months ended December 29, 2002

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$122.1	$26.4	$148.5	$16.1	$12.0	$28.1	$—	$—	$176.6
Intersegment sales	—	—	—	2.8	0.8	3.6	—	(3.6)	—
Operating income (loss)	20.4	1.3	21.7	0.7	(0.3)	0.4	(3.8)	0.1	18.4
Total assets	489.5	86.7	576.2	91.2	27.5	118.7	18.7	6.7	720.3
Depreciation and amortization	16.7	3.0	19.7	1.0	0.1	1.1	0.2	(0.2)	20.8
Capital expenditures	7.3	1.7	9.0	0.6	—	0.6	0.3	—	9.9

	Predessor Company Three Months ended December 31, 2001

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$127.6	$27.1	$154.7	$11.4	$15.5	$26.9	$—	$—	$181.6
Intersegment sales	—	—	—	3.1	1.3	4.4	—	(4.4)	—
Operating income (loss)	17.1	2.3	19.4	(13.3)	3.7	(9.6)	(4.9)	0.2	5.1
Total assets	696.7	278.9	975.6	531.1	36.7	567.8	—	6.0	1,549.4
Depreciation and amortization	20.8	3.3	24.1	6.6	0.2	6.8	0.4	(0.3)	31.0
Capital expenditures	10.2	2.7	12.9	1.0	0.1	1.1	1.3	—	15.3

	Reorganized Company Six Months ended December 29, 2002

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$214.4	$52.8	$267.2	$35.9	$24.1	$60.0	$—	$—	$327.2
Intersegment sales	—	—	—	7.0	1.5	8.5	—	(8.5)	—
Operating income (loss)	14.3	3.2	17.5	2.3	(0.8)	1.5	(9.2)	0.3	10.1
Total assets	489.5	86.7	576.2	91.2	27.5	118.7	18.7	6.7	720.3
Depreciation and amortization	33.7	6.1	39.8	2.0	0.2	2.2	0.6	(0.4)	42.2
Capital expenditures	14.4	2.6	17.0	0.9	0.1	1.0	0.8	—	18.8

	Predessor Company Six Months ended December 31, 2001

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$224.2	$54.5	$278.7	$28.7	$30.4	$59.1	$—	$—	$337.8
Intersegment sales	—	—	—	6.9	1.8	8.7	—	(8.7)	—
Operating income (loss)	4.3	2.6	6.9	(16.4)	(8.9)	(25.3)	(9.0)	—	(27.4)
Total assets	696.7	278.9	975.6	531.1	36.7	567.8	—	6.0	1,549.4
Depreciation and amortization	42.3	8.5	50.8	12.2	0.4	12.6	0.7	(0.7)	63.4
Capital expenditures	22.7	3.9	26.6	1.8	0.2	2.0	2.3	—	30.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

           The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.  The comparative results of Centers for the quarter ended December 29, 2002 versus the quarter ended December 31, 2001 reflect the closing of 33 centers and the opening of one center.

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

           The results discussed below include operating results expressed in terms of EBITDA, which represents operating income (loss) before depreciation and amortization, restructuring, refinancing and other charges.  EBITDA is presented because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts.  EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with generally accepted accounting principles. EBITDA Margin represents EBITDA divided by operating revenue.

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

           The Company emerged from Chapter 11 on March 8, 2002.  The Company, as it existed prior to March 8, 2002, is sometimes referred to as the “Predecessor Company” and, as it existed on and after March 8, 2002, is sometimes referred to as the “Reorganized Company.”

	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company

	Three Months Ended December 29, 2002	Three Months Ended December 31, 2001	Six Months Ended December 29, 2002	Six Months Ended December 31, 2001

Consolidated
Operating revenue	$176.6	$181.6	$327.2	$337.8
Cost of goods sold	35.7	38.5	71.7	77.4
Bowling center operating expenses	92.4	90.9	183.5	185.2
Selling, general and administrative expenses	9.4	14.8	19.8	34.1
Restructuring, refinancing and other charges	—	1.3	—	5.0
Depreciation and amortization	20.8	31.0	42.2	63.4

Operating income (loss)	18.3	5.1	10.1	(27.4)
Interest expense, gross	10.2	15.4	20.7	32.3
Other expense (income), net	(0.4)	2.2	0.3	0.5

Income (loss) before reorganization items, net	8.5	(12.5)	(10.9)	(60.2)
Reorganization items, net	—	40.5	—	56.7

Income (loss) before provision for income taxes	8.5	(53.0)	(10.9)	(116.9)
Provision for income taxes	1.3	1.5	2.6	1.7

Net income (loss)	$7.2	$(54.5)	$(13.6)	$(118.6)
Selected Data:
EBITDA	$39.1	$37.4	$52.3	$41.0
EBITDA Margin	22.1%	20.6%	16.0%	12.1%

           Consolidated revenue for the quarter ended December 29, 2002 was $176.6 million, a decrease of $5.0 million, or 2.8%, compared with the prior year quarter. EBITDA was $39.2 million, an increase of $1.8 million, or 4.8%, above the prior year quarter.   EBITDA margin for the quarter ended December 29, 2002 was 22.2% compared with 20.6% for the prior year quarter.  During the quarter ended December 31, 2001, the Company recorded $2.9 million for increased reserves related to excess inventory of Products.

           Consolidated revenue for the six months ended December 29, 2002 was $327.2 million, a decrease of $10.6 million, or 3.1%, compared with the prior year. EBITDA was $52.3 million, an increase of $11.3 million, or 27.6%, above the prior year.   EBITDA margin for the six months ended December 29, 2002 was 16.0% compared with 12.1% for the prior year.   During the six months ended December 31, 2001, the Company recorded $14.4 million in unusual expenses of Products, including $6.8 million related to increased reserves for accounts receivable, $5.1 million for increased reserves related to excess inventory and $2.5 million to adjust the net carrying value of certain assets and liabilities.

Depreciation and Amortization

           Depreciation and amortization decreased $10.1 million, or 32.7%, in the quarter ended December 29, 2002 and $21.2 million, or 33.4%, in the six months ended December 29, 2002 compared with the prior year periods.  This change was primarily due to the write off of $718.4 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”  In addition, the Company wrote down long lived assets by approximately $66.0 million as of February 28, 2002 in connection with the application of fresh start accounting.

Interest Expense

           Gross interest expense decreased $4.9 million, or 32.5%, in the quarter ended December 29, 2002 and $11.6 million, or 35.9%, in the six months ended December 29, 2002 compared with the prior year periods.  These decreases are primarily attributable to the discharge of debt under the Company’s senior secured credit agreement, dated May 1, 1996, as amended and restated (the “Old Credit Agreement”) and under the Company’s 10 7/8% Series B Senior Subordinated Notes dues 2006 and 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (collectively, the “Old Subordinated Notes”) in connection with the Company’s emergence from Chapter 11, and lower principal amounts and interest rates under the Credit Agreement and the Indenture.  As of the Petition Date, the Predecessor Company did not accrue interest on its pre-petition subordinated debt. If such interest had continued to be accrued, interest expense for the three and six months ended December 31, 2001 would have been approximately $15.3 million and $30.6 million, respectively, higher than the reported amounts. The pre-petition subordinated debt was materially impaired or discharged in the Chapter 11 proceeding.

Provision for Income Taxes

           As of December 29, 2002, the Company had net operating loss carryforwards of approximately $30.1 million.   The net operating loss carryforwards will expire in 2022.  The Company has recorded a valuation reserve, as of June 30, 2002, for $226.5 million related to net operating losses and other deferred tax assets that the Company may not be able to utilize prior to their expirations.  The tax provision recorded for the three and six months ended December 29, 2002 and December 31, 2001 primarily relates to certain state and foreign taxes.

Net Income (Loss)

           Net income (loss) in the three and six months ended December 29, 2002 totaled $7.3 million and $(13.5) million, respectively, compared with a net loss of $(54.5) million and $(118.6) million, respectively, in the three and six months ended December 31, 2001.  In addition to the impact of changes in EBITDA, depreciation and amortization, interest and provisions for income taxes discussed above, in the three and six months ended December 31, 2001, the Company recorded additional non-recurring amounts related to reorganization and restructuring charges of $41.8 million and $61.7 million, respectively.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

           The Company generally relies on cash flow from operations and borrowings under its $45.0 million revolving credit facility (the “Revolver”) to fund its liquidity and capital expenditure needs. The Company’s ability to repay its indebtedness will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors.  Management believes that available cash flow from operations and borrowings under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

           The Company’s indebtedness under the Old Credit Agreement was $620.1 million.  This indebtedness was discharged and terminated in the Chapter 11 proceeding.  As of February 28, 2002, the Company entered into the Credit Agreement.  The Credit Agreement provides for a $290.0 million term facility (the “Term Facility”) maturing in February 2008 and the Revolver maturing in February 2007. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the Revolver as provided in the Credit Agreement, from $60.0 million to $45.0 million.  This reduction will result in lower commitment fees in future periods.

           As of January 31, 2003, there were no outstanding borrowings under the Revolver and outstanding standby letters of credit issued under the Revolver totaled approximately $7.0 million, leaving approximately $38.0 million available for additional borrowings or letters of credit.  The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

           Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

Liquidity

           As of December 29, 2002, working capital was $(10.1) million compared with working capital of $(7.4) million at June 30, 2002, a decrease of $2.7 million.  The decrease is comprised of the following:

Increase (Decrease)

(in millions)
Cash	$(4.2)
Accounts and notes receivable, net	(0.9)
Inventory	(4.1)
Other current assets	(1.7)
Accounts payable	5.8
Accrued expenses	2.2
Current maturities of long-term debt	0.2

$(2.7)

           Net cash provided by operating activities was $27.5 million for the six months ended December 29, 2002 compared with $39.6 million in the six months ended December 31, 2001, a decrease of $12.1 million. This decrease is comprised of the following:

Increase (Decrease)

(in millions)
Net loss	$105.0
Reorganization items	(46.6)
Depreciation and amortization	(21.2)
Accounts and notes receivable, net	(10.4)
Accounts payable and accrued expenses	(27.2)
Impairment of assets	(3.5)
Other	(8.2)

$(12.1)

           Net cash used in investing activities was $18.1 million for the six months ended December 29, 2002 compared with $30.8 million in the six months ended December 31, 2001, a decrease of $12.7 million.  This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $10.6 million, a decrease in company-wide information systems expenditures of $0.9 million, and a decrease in Products expenditures of $0.7 million.  These decreases are primarily the result of reduced levels of planned spending and  the timing of expenditures during the current fiscal year.  Proceeds from the sale of property and equipment increased by $0.5 million in the current year period.

           Net cash used in financing activities was $13.8 million for the six months ended December 29, 2002 compared with no net cash provided by financing activities in the six months ended December 31, 2001, a decrease of $13.8 million.  Payments of long-term debt and capital lease obligations exceeded proceeds by $13.8 million.

           As a result of the aforementioned, cash decreased by $4.2 million during the six months ended December 29, 2002 compared with an increase of $7.6 million during the six months ended December 31, 2001.

Capital Resources

           The Company’s debt at December 29, 2002 and June 30, 2002 consisted of the following:

(in millions)	December 29, 2002	June 30, 2002

Term Facility	$274.3	$288.0
Subordinated Notes	150.0	150.0
Revolver	—	—
Mortgage note and capitalized leases	4.3	3.1

	$428.6	$441.1

           As of December 29, 2002, the Company had approximately $38.0 million available for borrowing under the Revolver, with no amounts outstanding and approximately $7.0 million of issued but undrawn standby letters of credit.   As of June 30, 2002, the Company had $52.3 million available for borrowing or letters of credit under the Revolver, with no amounts outstanding and $7.7 million of issued but undrawn standby letters of credit.

           During the six months ended December 29, 2002, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver.  The Company made cash interest payments of $18.1 million during the six months ended December 29, 2002.

           For the six months ended December 31, 2001, the Company did not accrue interest of approximately $30.6 million under the Old Subordinated Notes, which were discharged under the Plan.

Asset Sales

           From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate.  In addition, the Company will, from time to time, sell excess real estate.

           During the quarter ended December 29, 2002 the Company sold the land and building associated with a bowling center in the United States for approximately $0.6 million.

           The Company closed one bowling Center in Australia in December 2002 and is currently negotiating the sale of this property.

           The Company is presently negotiating with a number of parties concerning the sale of its three bowling centers in Hong Kong.  The Company closed its fourth bowling center in Hong Kong in December 2002 in conjunction with the expiration of its lease and will utilize the excess bowling equipment in other center operations. The selling activity related to the bowling centers in Hong Kong was initiated during or prior to the Company’s transition period ended June 30, 2002.

Capital Expenditures

           The Company’s capital expenditures were $18.8 million in the six month period ended December 29, 2002 compared with $30.9 million in the six month period ended December 31, 2001, a decrease of $12.1 million.  This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $10.6 million, a decrease in company-wide information systems expenditures of $0.9 million, and a decrease in Products expenditures of $0.7 million.  These decreases are primarily the result of reduced levels of planned spending and the timing of expenditures during the current fiscal year.

Seasonality and Market Development Cycles

           The Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring.  Cash flow from operations typically peaks in the winter and is lower in the summer.

           Products sales are also seasonal, most notably in Modernization and Consumer Products sales in the U.S.  While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the late spring and early summer in preparation for the start of league play in the late summer.  Summer is also generally the peak period for installation of modernization equipment in the U.S.  Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers generally have fewer bowlers.

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

           Foreign currency exchange rates also impact the translation of operating results from International Centers. Revenue and EBITDA of International Centers represented 16.1% and 17.8% of consolidated revenue and EBITDA, respectively, for the six months ended December 29, 2002.  Revenue and EBITDA of International Centers represented 16.1% and 30.8% of consolidated revenue and EBITDA, respectively, for the six months ended December 31, 2001.

Impact of Inflation

           The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation for the six months ended December 29, 2002 and December 31, 2001, respectively.

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

Deferred Tax Assets

           As of December 29, 2002, the Company had approximately $229.1 million of gross deferred tax assets on its consolidated balance sheet.  Since there is no assurance that these assets will be ultimately realized, management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized.  Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation reserve would be recorded, thereby reducing net earnings and the deferred tax asset in that period.  Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets.  Therefore, a valuation reserve has been set up for the entire amount of the deferred tax asset.  If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to adjust the valuation allowance, which may increase or decrease the tax provision.

Centers

           Centers results reflect both U.S. and International Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 485 centers (385 US Centers and 100 International Centers) that have been in operation twelve months as of June 30, 2002.  The discussion of new center results reflects the results of one center that has been in operation less than twelve months as of June 30, 2002.  Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources.

	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company

	Three Months Ended December 29, 2002	Three Months Ended December 31, 2001	Six Months Ended December 29, 2002	Six Months Ended December 31, 2001

Centers (before intersegment eliminations)
Operating revenue	$148.5	$154.7	$267.2	$278.7

Cost of goods sold	14.5	16.1	26.0	28.2
Bowling center operating expenses	92.6	95.1	183.9	189.3
Restructuring, refinancing and other charges	—	—	—	3.5
Depreciation and amortization	19.7	24.1	39.8	50.8

Operating income (loss)	$21.7	$19.4	$17.5	$6.9)

Selected Data:
EBITDA	$41.4	$43.5	$57.3	$61.2
EBITDA Margin	27.9%	28.1%	21.4%	22.0%

           For the six months ended December 29, 2002, bowling, food and beverage and ancillary sources represented 58.2%, 27.4% and 14.4% of total Centers revenue, respectively.  For the six months ended December 31, 2001, bowling, food and beverage and ancillary sources represented 58.2%, 27.4% and 14.4% of total Centers revenue, respectively.

           Bowling, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenue in U.S. Centers.  League lineage (number of games bowled per lane per day) has been declining for a number of years.  Recreational play includes managed, or scheduled play (such as birthday or corporate parties), and open, or unscheduled play.

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

Quarter Ended December 29, 2002 compared with the Quarter Ended December 31, 2001

           Centers operating revenue was down $6.2 million, or 4.0%, for the quarter ended December 29, 2002 compared with the prior year quarter, of which $4.8 million was attributable to the closure of 33 centers since

December 31, 2001.  U.S. constant center revenue decreased $2.1 million, or 1.7%, primarily as a result of decreased recreational play, partially offset by a higher average price per game as compared with the prior year quarter.  International constant center revenue increased $0.5 million, or 1.8%, primarily attributable to a favorable foreign exchange rate variance of $1.7 million, partially offset by a decline in lineage.

           Operating expenses decreased $2.5 million, or 2.6%, of which $4.4 million was a result of center closings.  Included in this net decrease was an increase in international centers payroll expenses of $1.1 million, or 12.8%, as compared with the prior year quarter.  As a percentage of revenue, Centers operating expenses were 62.4% for the quarter ended December 29, 2002 compared with 61.5% for the quarter ended December 31, 2001.

           EBITDA decreased $2.1 million, or 4.8%, versus the prior year quarter primarily due to decreased revenue more than offsetting the decline in operating expenses.  EBITDA margin for the quarter ended December 29, 2002  was 27.9% compared with 28.1% for the quarter ended December 31, 2001.

Six Months Ended December 29, 2002 compared with the Six Months Ended December 31, 2001

           Centers operating revenue was down $11.5 million, or 4.1%, compared with the prior year, of which $9.3 million was attributable to the closure of 34 centers since June 30, 2001.  U.S. constant center revenue decreased $3.4 million, or 1.6%, primarily as a result of decreased recreational play, partially offset by a higher average price per game as compared with the prior year quarter.  International constant center revenue increased $0.9 million, or 1.7%, primarily attributable to a favorable foreign exchange rate variance of $3.1 million, partially offset by a decline in lineage.

           Operating expenses decreased $5.4 million, or 2.9%, of which $8.9 million was a result of center closings.  Included in this net decrease was an increase in international centers payroll expenses of $1.1 million, or 6.3%, as compared with the prior year period.  As a percentage of revenue, Centers operating expenses were 68.8% for the six months ended December 29, 2002, compared with 67.9% for the six months ended December 31, 2001.

           EBITDA decreased $3.9 million, or 6.4%, versus the prior year primarily due to decreased revenue more than offsetting the decline in operating expenses.  EBITDA margin for the six months ended December 29, 2002  was 21.4% compared with 22.0% for the six months ended December 31, 2001.

Products

	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company

	Three Months Ended December 29, 2002	Three Months Ended December 31, 2001	Six Months Ended December 29, 2002	Six Months Ended December 31, 2001

Products (before intersegment eliminations)
Operating revenue	$31.7	$31.3	$68.4	$67.8
Cost of goods sold	24.5	26.4	53.6	57.2

Gross profit	7.2	4.9	14.8	10.6
Selling, general and administrative expenses	5.7	6.3	11.1	21.7
Restructuring, refinancing and other charges	—	1.4	—	1.6
Depreciation and amortization	1.1	6.8	2.2	12.6

Operating income (loss)	$0.4	$(9.6)	$1.5	$(25.3)

Selected Data:
EBITDA	$1.5	$(1.4)	$3.7	$(11.1)
EBITDA Margin	4.7%	-4.5%	5.4%	-16.4%

Quarter Ended December 29, 2002 compared with the Quarter Ended December 31, 2001

           Products operating revenue increased $0.4 million, or 1.3%.

           Gross profit increased $2.3 million, or 46.9%.  The gross profit margin was 22.7% in the quarter ended December 29, 2002 compared with 15.7% in the prior year quarter.  The improved margin percentage was primarily attributable to $2.9 million of additional reserves recorded in the quarter ended December 31, 2001 related to the estimated net realizable value of certain excess inventory.

           Products selling, general and administrative expenses decreased $0.6 million, or 9.5%, compared with the prior year quarter.  The decrease in expenses is primarily attributable to reductions in facilities costs.

           EBITDA for the quarter ended December 29, 2002 was $1.5 million, an increase of $2.9 million when compared with the prior year quarter.  EBITDA margin for the quarter ended December 29, 2002 was 4.7% compared with (4.5%) for the prior year quarter.  The prior year quarter included $2.9 million for increased reserves related to excess inventory.

Six Months Ended December 29, 2002 compared with the Six Months Ended December 31, 2001

           Products operating revenue increased $0.6 million, or 0.9%.

           Gross profit increased $4.2 million, or 39.6%.  The gross profit margin was 21.6% in the six months ended December 29, 2002 compared with 15.6% in the prior year period.  The improved margin percentage was primarily due to $5.1 million of additional reserves recorded in the six months ended December 31, 2001 related to the estimated net realizable value of certain excess inventory.

           Products selling, general and administrative expenses decreased $10.6 million, or 48.8%, compared with the prior year six month period.  The reduction in expenses is primarily attributable to charges recorded in the six months ended December 31, 2001 of $6.8 million reflecting increased reserves for accounts receivable and the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million.

           EBITDA for the six months ended December 29, 2002 was $3.7 million, an increase of $14.8 million when compared to the prior year period.  EBITDA margin for the six months ended December 29, 2002 was 5.4% compared with (16.4%) for the prior year.  The prior year included unusual expenses totaling $14.4 million comprised of $6.8 million for increased reserves for accounts receivable, $5.1 million for increased reserves related to excess inventory and $2.5 million to adjust the net carrying value of certain assets and liabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements.  At December 29, 2002, one interest rate cap agreement was outstanding.  There were no other derivative instruments outstanding during any of the periods presented.  Management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

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

           The following table provides information about the Company’s fixed and variable-rate debt at December 29, 2002, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate

September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$274.3	6.44%

           The fair value of the Term Facility and the Subordinated Notes at December 29, 2002 was approximately $274.3 million and $151.5 million, respectively.

           On June 7, 2002, the Company entered into an interest rate swap agreement with Deutsche Bank, AG to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement.  The table below summarizes the interest rate cap agreement at December 29, 2002:

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

           In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. (“Hai Heng”) filed an action against AMF Products in the Harbin Intermediate People’s Court in Heilongjing, the People’s Republic of China.  Hai Heng sought to recover damages relating to equipment purchased from AMF Products. A judgment was issued in favor of Hai Heng for approximately $2.8 million.  The judgment also ordered Hai Heng to return a portion of the equipment to AMF Products.

           In 2001, AMF Products and Hai Heng signed a settlement agreement under which the judgment will be satisfied by AMF Products paying Hai Heng $150,000 and not disputing Hai Heng’s seizure of approximately $940,000 on deposit in AMF Products’ Beijing bank account.  Hai Heng refused to complete the settlement.  Management believes the settlement agreement is binding and no further action is required.

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

The Company filed one Current Report on Form 8-K during the quarterly period ended December 29, 2002.  On December 6, 2002, the Company filed a Form 8-K in which it announced the resignation of Roland Smith as President and Chief Executive Officer and the appointment of George W. Vieth, Jr. as interim President and Chief Executive Officer.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF BOWLING WORLDWIDE, INC.
(Registrant)

/s/ CHRISTOPHER F. CAESAR	February 12, 2003

Christopher F. Caesar
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

CERTIFICATIONS

I, George W. Vieth, Jr., Interim President and Chief Executive Officer of AMF Bowling Worldwide, Inc., certify that:

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

Date: February 12, 2003

/s/ GEORGE W. VIETH, JR.

George W. Vieth, Jr.
Interim President and Chief Executive Officer

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

Date: February 12, 2003

/s/ CHRISTOPHER F. CAESAR

Christopher F. Caesar
Senior Vice President, Chief Financial Officer and Treasurer