Form 10-Q
period 2003-03-30
AMF BOWLING WORLDWIDE INC
filed 2003-05-14
CIK 1015535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

or

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

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

          The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of May 1, 2003 was 10,000,000 (excluding stock purchase warrants, restricted stock and stock options).

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

          These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	the Company’s ability to retain and attract higher quality bowling center managers;

•	the Company’s ability to successfully implement initiatives designed to maintain bowling customer traffic in its bowling centers and improve performance;

•	the Company’s ability to successfully implement the Company’s business initiatives;

•	competition in the Company’s bowling products business;

•	the success of the Company’s ongoing restructuring efforts in its bowling products business;

•	the risk of adverse political acts or developments in the Company’s international markets;

•	fluctuations in foreign currency exchange rates;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in pending or future litigation; and

•	changes in interest rates.

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

Item 1. Financial Statements

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 30, 2003	June 30, 2002

Assets
Current assets:
Cash and cash equivalents	$62,642	$34,167
Accounts and notes receivable, net of allowance for doubtful accounts of $7,284 and $8,748, respectively	20,785	26,268
Inventories, net	36,226	38,901
Advances and deposits	18,581	19,411

Total current assets	138,234	118,747
Property and equipment, net	566,427	605,174
Leasehold interests and other	32,846	31,603

Total assets	$737,507	$755,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,584	$17,938
Accrued expenses and other	86,653	91,219
Current portion of long-term debt	16,724	16,961

Total current liabilities	117,961	126,118
Long-term debt, less current portion	406,024	424,109
Liabilities subject to resolution	2,432	3,556
Other long-term liabilities	23	809

Total liabilities	526,440	554,592

Stockholders’ equity:
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued and outstanding)	—	—
Common Stock ($.01 par value, 20,000,000 shares authorized, 9,958,465 issued and outstanding) (a)	100	100
Paid-in capital	212,256	211,800
Accumulated deficit	(8,089)	(15,636)
Accumulated other comprehensive income	6,800	4,668

Total stockholders’ equity	211,067	200,932

Total liabilities and stockholders’ equity	$737,507	$755,524

(a)

There were 9,958,465 shares outstanding on March 30, 2003. On March 31, 2003, the Company issued 224 shares to trade claimants and the remaining 41,297 shares will be issued as claims are resolved in accordance with the Company’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

		2002 Third Quarter			Nine Months Ended March 31, 2002

	Reorganized Company	Reorganized Company	Predecessor Company	Reorganized Company	Reorganized Company	Predecessor Company

	Three Months Ended March 30, 2003	One Month Ended March 31, 2002	Two Months Ended February 28, 2002	Nine Months Ended March 30, 2003	One Month Ended March 31, 2002	Eight Months Ended February 28, 2002

Operating revenue	$187,861	$67,268	$122,886	$515,060	$67,268	$460,645

Operating expenses:
Cost of goods sold	29,759	10,820	19,991	101,423	10,820	97,348
Bowling center operating expenses	95,230	31,881	62,032	278,698	31,881	247,187
Selling, general and administrative expenses	9,756	5,017	9,389	29,529	5,017	43,536
Restructuring, refinancing and other charges	—	2,797	302	—	2,797	5,346
Depreciation and amortization	20,735	7,780	17,144	62,971	7,780	80,580

Total operating expenses	155,480	58,295	108,858	472,621	58,295	473,997

Operating income (loss)	32,381	8,973	14,028	42,439	8,973	(13,352)

Nonoperating expenses (income):
Interest expense	9,763	4,051	8,113	30,428	4,051	40,444
Interest income	(209)	(63)	—	(449)	(63)	—
Other expense (income), net	(844)	(169)	907	(287)	(169)	1,358

Total nonoperating expenses, net	8,710	3,819	9,020	29,692	3,819	41,802

Income (loss) before reorganization items, gain on debt discharge, and fresh start accounting adjustments	23,671	5,154	5,008	12,747	5,154	(55,154)
Reorganization items, net	—	—	13,288	—	—	70,019
Gain on debt discharge, net	—	—	(774,803)	—	—	(774,803)
Fresh start accounting adjustments	—	—	65,991	—	—	65,991

Income before income taxes and cumulative effect of change in accounting for goodwill	23,671	5,154	700,532	12,747	5,154	583,639
Provision for income taxes	2,559	457	1,095	5,200	457	2,782

Income before cumulative effect of change in accounting for goodwill	21,112	4,697	699,437	7,547	4,697	580,857
Cumulative effect of change in accounting for goodwill	—	—	(718,414)	—	—	(718,414)

Net income (loss)	$21,112	$4,697	$(18,977)	$7,547	$4,697	$(137,557)

Net income per share of common stock:
Basic	$2.11	$0.47		$0.75
Diluted	2.11	0.46		0.75

Weighted average common shares outstanding:
Basic	9,999,986	10,000,000		9,999,986
Diluted	9,999,986	10,184,783		10,112,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

		Nine Months Ended March 31, 2002

	Reorganized Company	Reorganized Company	Predecessor Company

	Nine Months Ended March 30, 2003	One Month Ended March 31, 2002	Eight Months Ended February 28, 2002

Cash flows from operating activities:
Net income (loss)	$7,547	$4,697	$(137,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	456	—	—
Depreciation and amortization	62,971	7,780	80,580
Reorganization items, net	—	—	46,570
Fresh start accounting adjustments	—	—	65,991
Cumulative effect of change in accounting for goodwill	—	—	718,414
Gain on debt discharge, net	—	—	(774,803)
Gain (loss) on the sale of property and equipment, net	1,354	(182)	19
Impairment of assets	—	—	3,500
Changes in assets and liabilities:
Accounts and notes receivables, net	8,931	(1,817)	17,253
Inventories	4,035	(2,658)	1,359
Other assets	(2,376)	(1,021)	7,254
Accounts payable and accrued expenses	(7,867)	1,249	34,858
Income taxes payable	(2,197)	—	1,458
Other long-term liabilities	(305)	38	(1,284)

Net cash provided by operating activities	72,549	8,086	63,612

Cash flows from investing activities:
Purchases of property and equipment	(26,032)	(2,550)	(33,451)
Proceeds from the sale of property and equipment	857	1	161
Other	137	—	—

Net cash used in investing activities	(25,038)	(2,549)	(33,290)

Cash flows from financing activities:
Borrowing under DIP Loan	—	—	5,000
Repayment under DIP Loan	—	—	(5,000)
Repayment under Bank Debt	—	—	(436,700)
Borrowing under Term Facility	—	—	290,000
Borrowing under New Subordinated Notes	—	—	150,000
Borrowing under Revolver	15,000	—	10,000
Repayment under Revolver	(15,000)	(10,000)	—
Repayment under Term Facility	(19,474)	—	—
Deferred finance costs	—	—	(11,743)
Repayment under capital lease obligations	(156)	—	—
Payments of noncompete obligations	(27)	—	(16)

Net cash provided by (used in) financing activities	(19,657)	(10,000)	1,541

Effect of exchange rates on cash	621	1,147	551

Net increase (decrease) in cash	28,475	(3,316)	32,414
Cash and cash equivalents at beginning of period	34,167	50,094	17,680

Cash and cash equivalents at end of period	$62,642	$46,778	$50,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and Note 12)
(unaudited)

NOTE 1.  BUSINESS DESCRIPTION – ORGANIZATION, CHAPTER 11 AND EMERGENCE

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

          The Company is the largest operator of bowling centers in the world with 481 centers in operation as of March 30, 2003, comprised of 384 bowling centers in the U.S. and 97 bowling centers operating in five foreign countries.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 2.  BASIS OF PRESENTATION

          The Company’s interim condensed consolidated financial statements presented in this Form 10-Q are unaudited and for the two and eight months ended February 28, 2002, have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

          The Company emerged from Chapter 11 on March 8, 2002.  The Company as it existed prior to March 8, 2002, is sometimes referred to as the “Predecessor Company” and, as it existed on and after March 8, 2002, is sometimes referred to as the “Reorganized Company.”

          Although the effective date of the Plan was March 8, 2002 (the “Effective Date”), the consummation of the Plan has been reflected as of February 28, 2002, the end of the Company’s most recent fiscal month prior to the Effective Date.  As a result of the application of fresh start accounting at February 28, 2002, the Company’s financial results during the three and nine months ended March 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented.  The Reorganized Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

          The following table describes the periods presented in these condensed consolidated financial statements and related notes thereto and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as

Results for the Reorganized Company from January 1, 2003 through March 30, 2003	“2003 Third Quarter”
Results for the Reorganized Company from March 1, 2002 through March 31, 2002	“Reorganized Company 2002 One Month”
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Combined Reorganized Company 2002 One Month and Predecessor Company 2002 Two Months	“2002 Third Quarter”
Results for the Predecessor Company from July 1, 2001 through February 28, 2002	“Predecessor Company 2002 Eight Months”
Combined Reorganized Company 2002 One Month and Predecessor Company 2002 Eight Months	“nine months ended March 31, 2002”
Results for the Reorganized Company from July 1, 2002 through March 30, 2003	“nine months ended March 30, 2003”

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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals, except those related to fresh start accounting and the change in accounting for goodwill) necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and cash flows for all periods presented.

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

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) was $23,108 and $9,679 for the 2003 Third Quarter and the nine months ended March 30, 2003, respectively, and $5,953, $17,027, and $(101,177) for the Reorganized Company 2002 One Month, the Predecessor Company 2002 Two Months and the Predecessor Company 2002 Eight Months, respectively.  Accumulated other comprehensive income of $6,800 and $4,668 at March 30, 2003 and June 30, 2002, respectively, is included in stockholders’ equity and consists of the foreign currency translation adjustment.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 5.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

          On January 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”  This statement addresses the accounting and reporting for the impairment or disposal of long lived assets.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial condition.  On January 1, 2002, the Company also adopted the provisions of SFAS No. 142 as discussed in Note 3.

          On July 1, 2002, the Company adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on certain extinguishments of debt.  The Company is now required to modify the presentation of its transition period ended June 30, 2002 financial results with respect to its gain on discharge of debt, such that the previously reported gain is no longer classified as extraordinary.

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

          On January 1, 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”   The provisions of this interpretation clarify the accounting for and disclosures of certain guarantees and requires the Company to record the fair value of any equipment sale repurchase agreements (as discussed in Note 11) that are executed or modified after December 31, 2002.  FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and did not have a material impact on the Company’s financial position as of March 30, 2003, or results of operations for the 2003 Third Quarter.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.”  SFAS 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the transition and annual disclosure provisions of SFAS No. 123. SFAS No. 148’s amendment of disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.  The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002.  The Company currently uses the intrinsic value method of accounting for stock based employee compensation described by the Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.”  The Company has adopted SFAS No. 148 in this 2003 Third Quarter Form 10-Q and has included the required disclosures.  If the Company had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123 the net income and net income per basic and diluted share for the Reorganized Company 2003 Third Quarter, nine months ended March 30, 2003 and 2002 One Month would have been reduced to the pro forma amounts shown below:

	Reorganized Company	Reorganized Company	Reorganized Company

	2003 Third Quarter	Nine Months Ended March 30, 2003	2002 One Month

Net income, as reported	$21,112	$7,547	$4,697
Stock-based employee compensation under APB 25, net of tax	105	456	—
Pro forma stock-based employee compensation expense under SFAS No. 123, net of tax	(679)	(2,087)	(184)

Net income, pro forma	$20,538	$5,916	$4,513

Net income per common share of stock, as reported
Basic	$2.11	$0.75	$0.47
Diluted	2.11	0.75	0.46
Net income per common share of stock, pro forma
Basic	$2.05	$0.59	$0.45
Diluted	2.05	0.58	0.44

          On July 1, 2003, the Company will adopt the provisions of the FASB’s Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables.”  The Company does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial condition.

NOTE 6.  INVENTORIES, NET

          Inventories, net at March 30, 2003 and June 30, 2002 consist of:

	March 30, 2003	June 30, 2002

Products, at FIFO:
Raw materials	$6,602	$6,955
Work in progress	4,174	3,668
Finished goods and spare parts	17,583	20,312
Centers, at average cost:
Merchandise and spare parts	7,867	7,966

	$36,226	$38,901

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 7.  PROPERTY AND EQUIPMENT, NET

          Property and equipment, net at March 30, 2003 and June 30, 2002 consist of:

	March 30, 2003	June 30, 2002

Land	$116,789	$116,563
Buildings	298,704	285,979
Equipment, furniture and fixtures	225,495	216,568
Other	472	5,346

	641,460	624,456
Less: accumulated depreciation	(75,033)	(19,282)

	$566,427	$605,174

          Depreciation expense related to property and equipment was $20,612 and $62,533 for the 2003 Third Quarter and the nine months ended March 30, 2003, respectively, and $7,780, $17,144, and $66,757 for the Reorganized Company 2002 One Month, the Predecessor Company 2002 Two Months and the Predecessor Company 2002 Eight Months, respectively.

NOTE 8.  LONG-TERM DEBT

          On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (“Chapter 11”).  The bankruptcy court (the “Bankruptcy Court”) confirmed the Plan on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002.  Upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

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

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

          Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Eurodollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios.  The average interest rate in effect under the Term Facility at March 30, 2003 was 6.00%.  Outstanding borrowings under the Revolver bear interest equal to the adjusted Eurodollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios.  The Company pays a commitment fee of 0.50% on the unused portion of the Revolver.  Drawings under the Revolver are subject to the fulfillment of certain conditions.  The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. As of March 30, 2003, there were no outstanding borrowings under the Revolver. Outstanding standby letters of credit issued under the Revolver, as of March 30, 2003, totaled $6,968, leaving $38,032 available for additional borrowings or letters of credit.  The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $143,853 due on February 28, 2008.  Scheduled quarterly principal payments for fiscal year 2003 range from approximately $2,000 to approximately $6,300 and for the quarters thereafter, principal payments will range from $2,100 to $10,800.  All payments are due on the last day of the calendar quarter.   The Company made a principal payment of $6,563 on March 31, 2003. Repayment also is required in amounts specified in the Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds.  The Credit Agreement requires the frequency of interest payments not to be less than quarterly and an annual mandatory prepayment of the Term Facility may be required based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement.  The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement.  The Credit Agreement contains certain events of default including cross default provisions.

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

Long-Term Debt Summary

          The Company’s long-term debt at March 30, 2003 and June 30, 2002 consists of:

	March 30, 2003	June 30, 2002

Term Facility	$268,526	$288,000
Revolver	—	—
Subordinated Notes	150,000	150,000
Mortgage note and capitalized leases (a)	4,222	3,070

Total debt	422,748	441,070
Current maturities	16,724	16,961

Total long-term debt	$406,024	$424,109

(a) As of March 30, 2003, represents debt under one mortgage note and three capitalized equipment leases.

Interest Expense

          As of the Petition Date, the Predecessor Company discontinued accruing interest on certain pre-petition debt that management believed would receive little, if any, distribution under the Plan (primarily the 10 7/8% Series B Senior Subordinated Notes due 2006 and the 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (collectively, the “Old Subordinated Notes”)).  If such interest had been accrued for the Predecessor 2002 Two Months and the Predecessor Company 2002 Eight Months, interest expense for these periods would have been approximately $11,500 and $42,060, respectively, higher than the amount reported.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 9.  LIABILITIES SUBJECT TO RESOLUTION

          Liabilities subject to resolution in the Chapter 11 proceeding at March 30, 2003 and June 30, 2002 were $2,432 and $3,556, respectively.  These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 10.  REORGANIZATION ITEMS, NET AND OTHER CHARGES

          Reorganization items, net for the Predecessor Company 2002 Two Months and the Predecessor Company 2002 Eight Months consisted of:

	Predecessor Company 2002 Two Months	Predecessor Company 2002 Eight Months

Provision for center closings	$—	$22,396
Professional fees (a)	10,303	30,086
Write off of deferred financing costs (b)	—	9,068
Employee retention program (c)	—	2,447
Claims settlement (d)	4,757	4,757
Other (e)	(1,772)	1,265

	$13,288	$70,019

(a)	Included amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Represented financing costs associated with amounts borrowed under the Old Credit Agreement and with the issuance of the Old Subordinated Notes.
(c)	Represented a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in the Company’s restructuring.
(d)	Included amounts reversed for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(e)	Included the reversal of $3,180 that the Company had accrued in connection with the sale of its South American bowling centers.

Restructuring, Refinancing and Other Charges

          During the Predecessor Company 2002 Eight Months, the Company recorded $5,044 of refinancing charges related to the proposed restructuring of debt.  The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.  There were no such charges during the 2003 Third Quarter and the nine months ended March 30, 2003.

          In the Reorganized Company 2002 One Month, the Company recorded restructuring charges necessary for Products to move from a direct presence in The People’s Republic of China, Hong Kong and India to a presence through distributors.  The charges, excluding compensation amounts, were approximately $2,515 and related to costs associated with doing business on a direct basis in these countries.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

          The Company recorded asset impairment charges of approximately $282 in the Reorganized Company 2002 One Month.  These charges relate to the Company’s moving to distributors in The People’s Republic of China, Hong Kong and India.  There were no such charges during the 2003 Third Quarter and the nine months ended March 30, 2003.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Equipment Warranties

          The following table provides a roll-forward from June 30, 2002 of the Company’s exposure related to equipment warranties for the period ended March 30, 2003:

June 30, 2002 Balance	$2,726
Provision	825
Payments	(1,083)
Exchange Rate Effect	13

March 30, 2003 Balance	$2,481

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

          Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require the Company to record the fair value of any equipment sale repurchase agreement executed or modified after December 31, 2002.  The Company entered into one repurchase agreement during the 2003 Third Quarter, which did not have a material impact for the 2003 Third Quarter or the nine months ended March 30, 2003.

          In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement.  The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment.  The Company’s aggregate amount of exposure related to equipment repurchase agreements is approximately $17,949 at March 30, 2003 of which $13,358 relates to equipment repurchase agreements entered into prior to the Petition Date.  If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

          The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan.  Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

          The Company’s exposure under equipment repurchase agreements entered into after the Petition Date is approximately $4,591.  This amount includes 15 equipment repurchase agreements that have been entered into as of March 30, 2003.  The Company believes it can realize approximately $3,886 upon the sale of equipment if it was required to perform under such agreements, leaving the Company with a net exposure of approximately $705.  While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

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

          During the quarter ended December 29, 2002, the Company sold the land and building associated with a bowling center in the United States for $620.  During the 2003 Third Quarter the Company sold the land associated with a bowling center that had been previously destroyed by fire in the United States for $201.

          The Company closed one bowling center in Australia in December 2002 and one center in the United States in January 2003 and is currently negotiating the sale of these centers.  The Company closed one bowling center in the United Kingdom in March 2003.

          During the 2003 Third Quarter the Company sold its three bowling centers in Hong Kong for $200.  The selling activity related to the bowling centers in Hong Kong was initiated during or prior to the Company’s transition period ended June 30, 2002.

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

          The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims.  In some actions, plaintiffs request punitive and other damages that may not be covered by insurance.  In management’s opinion, the ordinary course claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations.  In addition, the Company has been recently named as a defendant in two actions, one in Georgia and the other in Missouri, alleging violations of the Federal Telephone Consumer Protection Act for transmission of unsolicited faxes.  The plaintiff in each action seeks statutory damages and has requested geographically-limited class certifications in Georgia and Missouri.  Given the preliminary nature of these proceedings, the Company is unable at this time to assess the potential effect of these actions, but intends to vigorously defend both actions.  It is not possible at this time to predict the outcome of any such claims and actions.

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 12.  BUSINESS SEGMENTS

          The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products.  Information concerning these operations is presented below (in millions):

	Reorganized Company Three Months ended March 30, 2003

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$141.7	$28.6	$170.3	$10.8	$6.8	$17.6	$—	$—	$187.9
Intersegment sales	—	—	—	3.6	0.8	4.4	—	(4.4)	—
Operating income (loss)	36.2	2.9	39.1	0.2	(2.3)	(2.1)	(4.8)	0.2	32.4
Total assets	476.2	88.1	564.3	88.7	25.3	114.0	53.9	5.3	737.5
Depreciation and amortization	16.4	3.2	19.6	0.9	0.1	1.0	0.3	(0.2)	20.7
Capital expenditures	5.4	1.0	6.4	0.4	—	0.4	0.4	—	7.2

	Reorganized Company One Month ended March 31, 2002

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$50.7	$9.2	$59.9	$5.2	$2.2	$7.4	$—	$—	$67.3
Intersegment sales	—	—	—	1.4	0.2	1.6	—	(1.6)	—
Operating income (loss)	13.4	1.2	14.6	(1.1)	(2.8)	(3.9)	(1.8)	0.1	9.0
Total assets	523.7	96.1	619.8	88.0	41.0	129.0	28.0	6.4	783.2
Depreciation and amortization	6.5	0.9	7.4	0.4	—	0.4	0.1	(0.1)	7.8
Capital expenditures	1.6	0.5	2.1	0.2	—	0.2	0.3	—	2.6

	Predessor Company Two Months ended February 28, 2002

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$93.1	$18.2	$111.3	$6.5	$5.0	$11.5	$—	$—	$122.9
Intersegment sales	—	—	—	1.7	0.5	2.2	—	(2.2)	—
Operating income (loss)	19.6	1.7	21.3	(4.1)	—	(4.1)	(3.3)	0.2	14.0
Total assets	526.2	92.7	618.9	90.1	33.8	123.9	36.7	6.2	785.7
Depreciation and amortization	13.6	2.2	15.8	1.3	0.1	1.4	0.1	(0.2)	17.1
Capital expenditures	1.1	0.5	1.6	0.4	0.1	0.5	0.4	—	2.5

	Reorganized Company Nine Months ended March 30, 2003

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$356.1	$81.4	$437.5	$46.7	$30.9	$77.6	$—	$—	$515.1
Intersegment sales	—	—	—	10.5	2.3	12.8	—	(12.8)	—
Operating income (loss)	50.5	6.1	56.6	2.5	(3.1)	(0.6)	(14.0)	0.4	42.4
Total assets	476.2	88.1	564.3	88.7	25.3	114.0	53.9	5.3	737.5
Depreciation and amortization	50.1	9.3	59.4	2.9	0.3	3.2	0.9	(0.5)	63.0
Capital expenditures	19.8	3.6	23.4	1.3	0.1	1.4	1.2	—	26.0

	Predessor Company Eight Months ended February 28, 2002

	Centers			Products

	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total

Revenue from unaffiliated customers	$317.3	$72.7	$390.0	$35.2	$35.4	$70.6	$—	$—	$460.6
Intersegment sales	—	—	—	8.6	2.3	10.9	—	(10.9)	—
Operating income (loss)	23.9	4.3	28.2	(20.5)	(8.9)	(29.4)	(12.3)	0.1	(13.4)
Total assets	526.2	92.7	618.9	90.1	33.8	123.9	36.7	6.2	785.7
Depreciation and amortization	55.9	10.7	66.6	13.5	0.5	14.0	0.8	(0.8)	80.6
Capital expenditures	23.8	4.4	28.2	2.2	0.3	2.5	2.8	—	33.5

AMF BOWLING WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data and Note 12)
(unaudited)

NOTE 13.  SUBSEQUENT EVENTS

          On April 30, 2003 the Company sold excess property in Wisconsin for net proceeds of $416.  The Company also closed two bowling centers in the United States on April 30, 2003.

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

Background

          To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of bowling center operations in the United States (“U.S. Centers”) and internationally (“International Centers” and collectively with U.S. Centers, “Centers”) and bowling products operations (“Products”) separately.

          The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.  The comparative results of Centers for the 2003 Third Quarter versus the 2002 Third Quarter reflect the closing of 35 centers and the opening of one center.

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

          As required under the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (the “SEC”) issued final rules on January 24, 2002 to address the disclosure of certain financial information that is calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles (“GAAP”).  In response to the SEC’s ruling, the Company will discuss results of operations and financial condition in terms of GAAP measurements, such as net income, cash flow from operating activities and operating income.

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

	Reorganized Company		Reorganized Company	Predecessor Company	Reorganized Company		Predecessor Company

	Three Months Ended March 30, 2003	Three Months Ended March 31, 2002	One Month Ended March 31, 2002	Two Months Ended February 28, 2002	Nine Months Ended March 30, 2003	Nine Months Ended March 31, 2002	Eight Months Ended February 28, 2002

Consolidated
Operating revenue	$187.9	$190.2	$67.3	$122.9	$515.1	$527.9	$460.6
Cost of goods sold	29.8	30.8	10.8	20.0	101.4	108.2	97.3
Bowling center operating expenses	95.2	93.9	31.9	62.0	278.7	279.1	247.2
Selling, general and administrative expenses	9.8	14.4	5.0	9.4	29.5	48.5	43.5
Restructuring, refinancing and other charges	—	3.1	2.8	0.3	—	8.1	5.3
Depreciation and amortization	20.7	24.9	7.8	17.1	63.0	88.4	80.6

Operating income (loss)	32.4	23.0	9.0	14.0	42.4	(4.4)	(13.4)
Interest expense, gross	9.8	12.1	4.0	8.1	30.4	44.4	40.4
Other expense (income), net	(1.1)	0.7	(0.2)	0.9	(0.7)	1.2	1.4

Income (loss) before reorganization items, net, gain on discharge of debt, net and fresh start accounting adjustments	23.7	10.2	5.2	5.0	12.7	(50.0)	(55.2)
Reorganization items, net	—	13.3	—	13.3	—	70.0	70.0
Gain on discharge of debt, net	—	(774.8)	—	(774.8)	—	(774.8)	(774.8)
Fresh start accounting adjustments	—	66.0	—	66.0	—	66.0	66.0

Income before provision for income taxes and cumulative effect of change in accounting for goodwill	23.7	705.7	5.2	700.5	12.7	588.8	583.6
Provision for income taxes	2.6	1.6	0.5	1.1	5.2	3.2	2.8

Income before cumulative effect of change in accounting for goodwill	21.1	704.1	4.7	699.4	7.5	585.6	580.8
Cumulative effect of change in accounting for goodwill	—	(718.4)	—	(718.4)	—	(718.4)	(718.4)

Net income (loss)	$21.1	$(14.3)	$4.7	$(19.0)	$7.5	$(132.9)	$(137.6)

          Consolidated revenue for the 2003 Third Quarter was $187.9 million, a decrease of $2.3 million, or 1.2%, compared with the 2002 Third Quarter.  Consolidated revenue for the nine months ended March 30, 2003 was $515.1 million, a decrease of $12.8 million, or 2.4%, compared with the prior year.

Depreciation and Amortization

          Depreciation and amortization decreased $4.2 million, or 16.9%, in the 2003 Third Quarter and $25.4 million, or 28.7%, in the nine months ended March 30, 2003 compared with the prior year periods.  This change was primarily due to the write off of $718.4 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”  In addition, the Company wrote down long lived assets by approximately $66.0 million as of February 28, 2002 in connection with the application of fresh start accounting.

Interest Expense

          Gross interest expense decreased $2.5 million, or 20.7%, in the 2003 Third Quarter and $14.4 million, or 32.4%, in the nine months ended March 30, 2003 compared with the prior year periods.  These decreases are primarily attributable to the discharge of debt under the Company’s senior secured credit agreement, dated May 1,

1996, as amended and restated (the “Old Credit Agreement”) and under the Company’s 10 7/8% Series B Senior Subordinated Notes dues 2006 and 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (collectively, the “Old Subordinated Notes”) in connection with the Company’s emergence from Chapter 11, and lower principal amounts and interest rates under the Credit Agreement and the Indenture.  As of the Petition Date, the Predecessor Company did not accrue interest on its pre-petition subordinated debt.  If such interest had continued to be accrued, interest expense for the 2002 Third Quarter and nine months ended March 31, 2002 would have been approximately $11.5 million and $42.1 million, respectively, higher than the reported amounts.  The pre-petition subordinated debt was materially impaired or discharged in the Chapter 11 proceeding.

Provision for Income Taxes

          As of March 30, 2003, the Company had net operating loss carryforwards of approximately $30.1 million.   The net operating loss carryforwards will expire in 2022.  The Company has recorded a valuation allowance, as of June 30, 2002, for $226.5 million related to net operating losses and other deferred tax assets that the Company may not be able to utilize prior to their expirations.  The tax provision recorded for the 2003 Third Quarter, the nine months ended March 30, 2003, the 2002 Third Quarter and the nine months ended March 31, 2002 primarily relates to certain state and foreign taxes.

Net Income (Loss)

          Net income in the 2003 Third Quarter and nine months ended March 30, 2003 totaled $21.1 million and $7.5 million, respectively, compared with a net loss of $(14.3) million and $(132.9) million, respectively, in the 2002 Third Quarter and nine months ended March 31, 2002.  During the nine months ended March 31, 2002, the Company recorded $15.1 million in unusual expenses of Products, including $6.8 million related to increased reserves for accounts receivable, $5.1 million for increased reserves related to excess inventory, $2.5 million to adjust the net carrying value of certain assets and liabilities, $0.7 million related to legal matters and claims in Germany and an increase in the reserve for expenses involving a former employee.  In addition to the impact of changes in depreciation and amortization, interest and provisions for income taxes discussed above, in the 2002 Third Quarter and nine months ended March 31, 2002, the Company recorded additional non-recurring amounts associated with the change in accounting for goodwill, $718.4 million; gain on debt discharge, net, $774.8 million; and fresh start accounting adjustments, $66.0 million.  The Company recorded charges related to reorganization and restructuring of $16.4 million and $78.1 million for the 2002 Third Quarter and nine months ended March 31, 2002, respectively.   The Company recorded charges related to asset impairment of $0.3 million and $3.8 million for the 2002 Third Quarter and nine months ended March 31, 2002, respectively.

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

          As of April 30, 2003, there were no outstanding borrowings under the Revolver and outstanding standby letters of credit issued under the Revolver totaled approximately $7.0 million, leaving approximately $38.0 million available for additional borrowings or letters of credit.  The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

          Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

Liquidity

          As of March 30, 2003, working capital was $20.3 million compared with working capital of $(7.4) million at June 30, 2002, an increase of $27.7 million.  The increase is comprised of the following:

Increase (Decrease)

(in millions)
Cash	$28.5
Accounts and notes receivable, net	(5.5)
Inventory	(2.7)
Other current assets	(0.8)
Accounts payable	3.4
Accrued expenses	4.6
Current maturities of long-term debt	0.2

$27.7

          Net cash provided by operating activities was $72.5 million for the nine months ended March 30, 2003 compared with $71.7 million in the nine months ended March 31, 2002, an increase of $0.8  million. This increase is comprised of the following:

Increase (Decrease)

(in millions)
Net income	$140.4
Reorganization items	(46.6)
Depreciation and amortization	(25.4)
Accounts and notes receivable, net	(6.5)
Accounts payable and accrued expenses	(44.0)
Impairment of assets	(3.5)
Cumulative effect of change in accounting for goodwill	(718.4)
Fresh start accounting adjustments	(66.0)
Gain on discharge of debt	774.8
Other	(4.0)

$0.8

          Net cash used in investing activities was $25.0 million for the nine months ended March 30, 2003 compared with $35.8 million in the nine months ended March 31, 2002, a decrease of $10.8 million.  This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $8.5 million, asset sales of $0.8 million, a decrease in company-wide information systems expenditures of $0.6 million, and a decrease in Products expenditures of $0.9 million.  These decreases are primarily the result of reduced levels of planned spending and the timing of expenditures during the current fiscal year.

          Net cash used in financing activities was $19.7 million for the nine months ended March 30, 2003 compared with $8.5 million in the nine months ended March 31, 2002, a increase of $11.2 million.  Payments of long-term debt and capital lease obligations exceeded proceeds by $19.6 million.

          As a result of the aforementioned, cash increased by $28.5 million during the nine months ended March 30, 2003 compared with an increase of $29.1 million during the nine months ended March 31, 2002.

Capital Resources

          The Company’s debt at March 30, 2003 and June 30, 2002 consisted of the following:

	March 30, 2003	June 30, 2002

Term Facility	$268.5	$288.0
Subordinated Notes	150.0	150.0
Revolver	—	—
Mortgage note and capitalized leases	4.2	3.1

	$422.7	$441.1

          As of March 30, 2003, the Company had approximately $38.0 million available for borrowing under the Revolver, with no amounts outstanding and approximately $7.0 million of issued but undrawn standby letters of credit.   As of June 30, 2002, the Company had $52.3 million available for borrowing or letters of credit under the Revolver, with no amounts outstanding and $7.7 million of issued but undrawn standby letters of credit.

          During the nine months ended March 30, 2003, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver.  The Company made cash interest payments of $32.4 million during the nine months ended March 30, 2003.

          For the nine months ended March 31, 2002, the Company did not accrue interest of approximately $42.1 million under the Old Subordinated Notes, which were discharged under the Plan.

Asset Sales

          From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate.  In addition, the Company will, from time to time, sell excess real estate.

          During the period ended December 29, 2002, the Company sold the land and building associated with a bowling center in the United States for $0.6 million.  During the 2003 Third Quarter the Company sold the land associated with a bowling center that had been previously destroyed by fire in the United States for $0.2 million.

          The Company closed one bowling center in Australia in December 2002 and one center in the United States in January 2003 and is currently negotiating the sale of these centers.  The Company closed one bowling center in the United Kingdom in March 2003.

          During the 2003 Third Quarter, the Company sold its three bowling centers in Hong Kong for $0.2 million.  The selling activity related to the bowling centers in Hong Kong was initiated during or prior to the Company’s transition period ended June 30, 2002.

          On April 30, 2003, the Company sold excess property in Wisconsin for net proceeds of $0.4 million.  The Company also closed two bowling centers in the United States on April 30, 2003.

Capital Expenditures

          The Company’s capital expenditures were $26.0 million in the nine month period ended March 30, 2003 compared with $36.0 million in the nine month period ended March 31, 2002, a decrease of $10.0 million.  This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $8.5 million, a decrease in company-wide information systems expenditures of $0.6 million, and a decrease in Products expenditures of $0.9 million.  These decreases are primarily the result of reduced levels of planned spending and the timing of expenditures during the current fiscal year.

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

          Foreign currency exchange rates also impact the translation of operating results from International Centers. Revenue and operating income of International Centers represented 15.8% and 14.4% of consolidated revenue and operating income, respectively, for the nine months ended March 30, 2003.  Revenue and operating income of International Centers represented 15.5% and 125.0% of consolidated revenue and operating income (loss), respectively, for the nine months ended March 31, 2002. For the nine months ended March 31, 2002, consolidated operating results reflected a loss while International Centers operating results reflected income.

Impact of Inflation

          The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation for the nine months ended March 30, 2003 and March 31, 2002, respectively.

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

Deferred Tax Assets

          As of March 30, 2003, the Company had approximately $229.1 million of gross deferred tax assets on its consolidated balance sheet.  Since there is no assurance that these assets will be ultimately realized, management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized.  Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation allowance would be recorded, thereby reducing net earnings and the deferred tax asset in that period.  Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets.  Therefore, a valuation allowance has been set up for the entire amount of the deferred tax asset.  If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to adjust the valuation allowance, which may increase or decrease the tax provision.

Centers

          Centers results reflect both U.S. and International Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 481 centers (384 U.S. Centers and 97 International Centers) that have been in operation twelve months as of June 30, 2002.  The discussion of new center results reflects the results of one center that has been in operation less than twelve months as of June 30, 2002.  Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources.

	Reorganized Company		Reorganized Company	Predecessor Company	Reorganized Company		Predecessor Company

	Three Months Ended March 30, 2003	Three Months Ended March 31, 2002	One Month Ended March 31, 2002	Two Months Ended February 28, 2002	Nine Months Ended March 30, 2003	Nine Months Ended March 31, 2002	Eight Months Ended February 28, 2002

Centers (before intersegment eliminations)
Operating revenue	$170.3	$171.2	$59.9	$111.3	$437.5	$449.9	$390.0

Cost of goods sold	16.2	16.2	5.6	10.6	42.2	44.4	38.8
Bowling center operating expenses	95.4	95.7	32.2	63.5	279.3	285.0	252.8
Restructuring, refinancing and other charges	—	0.1	—	0.1	—	3.6	3.6
Depreciation and amortization	19.6	23.2	7.4	15.8	59.4	74.0	66.6

Operating income	$39.1	$36.0	$14.6	$21.3	$56.6	$42.9	$28.2

          For the nine months ended March 30, 2003, bowling, food and beverage and ancillary sources represented 58.6%, 27.4% and 14.0% of total Centers revenue, respectively.  For the nine months ended March 31, 2002, bowling, food and beverage and ancillary sources represented 58.6%, 27.4% and 14.0% of total Centers revenue, respectively.

          Bowling revenue, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenue in U.S. Centers.  League lineage (number of games bowled per lane per day) has been declining for a number of years.  Recreational play includes managed, or scheduled play (such as birthday or corporate parties), and open, or unscheduled play.

          The decline in revenue that could be expected from the decline in lineage has been generally offset with price increases.  International Centers, which operates in five different countries, has a bowling lineage mix of approximately 65% recreational lineage and 35% league lineage.  Lineage has been declining for a number of years.  Australia has experienced the most significant decline in lineage, particularly in league play.  With the exception of Australia, the impact on revenue from the decline in International Centers lineage has also been generally offset with price increases.  Typically, price increases have generally paralleled local country inflation rates.

2003 Third Quarter compared with the 2002 Third Quarter

          Centers operating revenue was down $0.9 million, or 0.5%, for the 2003 Third Quarter compared with the prior year quarter, of which $4.3 million was attributable to the closure of 35 centers since March 31, 2002.  The decrease in revenue as a result of closed centers was offset by an increase in constant center revenue.  U.S. constant center revenue increased $1.9 million, or 1.3%, primarily as a result of higher average price per game as compared with the prior year quarter, partially offset by decreased recreational play.  International constant center revenue increased $1.2 million, or 4.4%, primarily attributable to a favorable foreign exchange rate variance of $3.2 million, partially offset by a decline in lineage.

          Bowling center operating expenses decreased $0.3 million, or 0.3%, of which $3.2 million was a result of center closings.  U.S. constant center operating expenses increased $2.1 million, or 3.0%, primarily due to increased insurance, utility and payroll expenses.  International constant center operating expenses increased $2.0 million, or 13.9%, primarily due to increased insurance and payroll expenses and unfavorable foreign exchange rate variances.   As a percentage of revenue, Centers operating expenses were 56.0% for the 2003 Third Quarter compared with 55.9% for the 2002 Third Quarter.

          Depreciation and amortization decreased $3.6 million, or 15.5%, primarily due to the write-off of $268.6 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

          Operating income increased $3.1 million, or 8.6%, versus the prior year quarter primarily due to the decrease in operating expenses, depreciation and amortization.  In addition to the impact of changes discussed above, Centers recorded non-recurring charges related to restructuring of $0.1 million in the 2002 Third Quarter.

Nine Months Ended March 30, 2003 compared with the Nine Months Ended March 31, 2002

          Centers operating revenue was down $12.4 million, or 2.8%, compared with the prior year, of which $13.6 million was attributable to the closure of 40 centers since June 30, 2001.  U.S. constant center revenue decreased $1.6 million, or 0.4%, primarily as a result of decreased recreational play.  International constant center revenue increased $2.0 million, or 2.6%, primarily attributable to a favorable foreign exchange rate variance of $6.3 million, partially offset by a decline in lineage.

          Bowling center operating expenses decreased $5.7 million, or 2.0%, of which $12.1 million was a result of center closings.  U.S. constant centers operating expenses increased $2.3 million, or 1.1%, primarily due to an increase in insurance, taxes and licenses expense of $1.3 million and $1.1 million of expenses associated with potential lease closure costs.  International constant center operating expenses increased $3.6 million, or 8.1%, primarily due to unfavorable foreign exchange rate variances and $0.2 million associated with potential lease closure costs. As a percentage of revenue, Centers operating expenses were 63.8% for the nine months ended March 30, 2003, compared with 63.3% for the nine months ended March 31, 2002.

          Depreciation and amortization decreased $14.6 million, or 19.7%, primarily due to the write-off of $268.6 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

          Operating income increased $13.7 million, or 31.9%, versus the prior year period primarily due to the decrease in operating expenses, depreciation and amortization.  In addition to the impact of changes discussed above, Centers recorded non-recurring amounts associated with charges related to asset impairment of $3.5 million and $0.1 million related to restructuring in the nine months ended March 31, 2002.

Products

	Reorganized Company		Reorganized Company	Predecessor Company	Reorganized Company		Predecessor Company

	Three Months Ended March 30, 2003	Three Months Ended March 31, 2002	One Month Ended March 31, 2002	Two Months Ended February 28, 2002	Nine Months Ended March 30, 2003	Nine Months Ended March 31, 2002	Eight Months Ended February 28, 2002

Products (before intersegment eliminations)
Operating revenue	$22.0	$22.7	$9.0	$13.7	$90.4	$90.5	$81.5
Cost of goods sold	17.7	18.0	6.6	11.4	71.3	75.2	68.6

Gross profit	4.3	4.7	2.4	2.3	19.1	15.3	12.9
Selling, general and administrative expenses	5.4	7.8	3.1	4.7	16.5	29.5	26.4
Restructuring, refinancing and other charges	—	3.1	2.8	0.3	—	4.7	1.9
Depreciation and amortization	1.0	1.8	0.4	1.4	3.2	14.4	14.0

Operating loss	$(2.1)	$(8.0)	$(3.9)	$(4.1)	$(0.6)	$(33.3)	$(29.4)

2003 Third Quarter compared with the 2002 Third Quarter

          Products operating revenue decreased $0.7 million, or 3.1%.

          Gross profit decreased $0.4 million, or 8.5% primarily as a result of the decrease in revenue.  The gross profit margin was 19.5% in the 2003 Third Quarter compared with 20.7% in the prior year quarter.

          Products selling, general and administrative expenses decreased $2.4 million, or 30.8%, compared with the prior year quarter.  The decrease in expenses is primarily attributable to reductions in payroll expenses.  A decrease of $0.7 million was due to the recording of charges in the 2002 Third Quarter for legal matters in Germany and an increase in the reserve for expenses involving a former employee.

          Depreciation and amortization decreased $0.8 million, or 44.4%, primarily due to the write-off of $449.8 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

          Operating loss for the 2003 Third Quarter was $2.1 million, a decrease of $5.9 million when compared to the prior year quarter.  In addition to the impact of changes discussed above, Products recorded non-recurring charges related to restructuring of $2.8 million and $0.3 million related to asset impairment in the 2002 Third Quarter.

Nine Months Ended March 30, 2003 compared with the Nine Months Ended March 31, 2002

          Products operating revenue decreased $0.1 million, or 0.1%.

          Gross profit increased $3.8 million, or 24.8%.  The gross profit margin was 21.1% in the nine months ended March 30, 2003 compared with 16.9% in the prior year nine month period.  The improved margin percentage was primarily due to $5.1 million of additional reserves recorded in the nine months ended March 31, 2002 related to the estimated net realizable value of certain excess inventory.

          Products selling, general and administrative expenses decreased $13.0 million, or 44.1%, compared with the prior year nine month period.  The reduction in expenses is primarily attributable to charges recorded in the nine months ended March 31, 2002 of $6.8 million reflecting increased reserves for accounts receivable, the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million, and charges of $0.7 million related to legal matters in Germany and an increase in the reserve for expenses involving a former employee.

          Depreciation and amortization decreased $11.2 million, or 77.8%, primarily due to the write-off of $449.8 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

          Operating loss for the nine months ended March 30, 2003 was $0.6 million, a decrease of $32.7 million when compared to the prior year period  In addition to the impact of the changes discussed above, the prior year also included non-recurring charges of $4.4 million for increased reserves related to excess inventory and $0.3 million related to asset impairment charges.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements.  At March 30, 2003, one interest rate cap agreement was outstanding.  There were no other derivative instruments outstanding during any of the periods presented.  Management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

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

          The following table provides information about the Company’s fixed and variable-rate debt at March 30, 2003, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate

September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$268.5	6.06%

          The fair value of the Term Facility and the Subordinated Notes at March 30, 2003 was approximately $268.5 million and $159.4 million, respectively.

          On June 7, 2002, the Company entered into an interest rate swap agreement with Deutsche Bank, AG to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement.  The table below summarizes the interest rate cap agreement at March 30, 2003:

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

          The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims.  In some actions, plaintiffs request punitive and other damages that may not be covered by insurance.  In management’s opinion, the ordinary course claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations.  In addition, the Company has been recently named as a defendant in two actions, one in Georgia and the other in Missouri, alleging violations of the Federal Telephone Consumer Protection Act for transmission of unsolicited faxes.  The plaintiff in each action seeks statutory damages and has requested geographically-limited class certifications in Georgia and Missouri.  Given the preliminary nature of these proceedings, the Company is unable at this time to assess the potential effect of these actions, but intends to vigorously defend both actions.  It is not possible at this time to predict the outcome of any such claims and actions.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Employment Agreement, dated as of December 6, 2002, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr.
	10.2	Grant Notice and Option Agreement, dated as of March 17, 2003, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr.

(b)	Reports on Form 8-K:

The Company filed one Current Report on Form 8-K during the quarterly period ended March 30, 2003.  On February 4, 2003, the Company filed a Form 8-K in which it announced the resignation of John Suddarth as Chief Operating Officer of AMF Bowling Products, Inc., a subsidiary of AMF Bowling Worldwide, Inc., and the appointment of John Walker as acting Chief Operating Officer.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF BOWLING WORLDWIDE, INC.
(Registrant)

/s/ CHRISTOPHER F. CAESAR	May 14, 2003

Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

CERTIFICATIONS

I, George W. Vieth, Jr., Interim President and Chief Executive Officer of AMF Bowling Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AMF Bowling Worldwide, Inc.;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ CHRISTOPHER F. CAESAR

Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer