Form 10-K
period 2003-06-29
AMF BOWLING WORLDWIDE INC
filed 2003-09-29
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12131

AMF BOWLING WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3873272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 AMF Drive

Richmond, Virginia 23111

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(804) 730-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

Aggregate market value of voting common stock held

by non-affiliates of the registrant as of December 27, 2002

$45,292,950

10,000,000 shares of common stock issued and outstanding or issuable under the Registrant’s Plan of

Reorganization as of September 19, 2003

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMF BOWLING WORLDWIDE, INC.

Annual Report on Form 10-K

June 29, 2003

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission (“SEC”) are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and, together with its subsidiaries, the “Company”), including but not limited to:

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

These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	the Company’s ability to retain and attract higher quality bowling center managers;

•	the Company’s ability to successfully implement initiatives designed to maintain bowling customer traffic in its bowling centers and improve performance;

•	the Company’s ability to successfully implement the Company’s business initiatives;

•	competition in the Company’s bowling products business;

•	the risk of adverse political acts or developments in the Company’s international markets;

•	fluctuations in foreign currency exchange rates;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

ITEM 1. BUSINESS

General Business

The Company is engaged in two business segments:

•	the operation of bowling centers in the United States (“U.S. Centers”) and internationally (“International Centers” and collectively with U.S. Centers, “Centers”); and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

The Company is the largest operator of bowling centers in the world with 475 centers in operation as of June 29, 2003, comprised of 378 centers in the U.S. and 97 bowling centers operating in five foreign countries. As of June 29, 2003, Centers owned the real estate at 296 of its bowling centers and leased the real estate at 179 of its bowling centers.

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

Change of Fiscal Year

On March 20, 2002, the Company’s Board of Directors approved the change of the Company’s fiscal year end from December 31 to the Sunday closest to June 30. This results in fiscal years having 52 or 53 weeks. Previously, the Company’s fiscal year ran from January 1 through December 31. The Company also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. As a result of these changes, the fiscal year covered by this report began on July 1, 2002 and ended on June 29, 2003 (“Fiscal Year 2003”).

Background

In 1996, an investor group acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In connection with the acquisition, the Company became a wholly owned subsidiary of AMF Group Holdings Inc. (“Group Holdings”), which was a wholly owned subsidiary of AMF Bowling, Inc. (“AMF Bowling”).

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

In 1998, after acquiring approximately 260 bowling centers, management recognized that Centers revenue and cash flow from operations (as measured on a constant center basis) had generally declined. Rapid growth led to problems in integrating new centers and managing the expanded operations. At the same time, management recognized that Products revenue and cash flow from operations were declining as demand for NCPs dropped and product quality and order fulfillment problems began to adversely impact sales. These problems caused the Company to curtail its acquisition program and focus on improving operations.

In mid-1999, management implemented initiatives designed to improve the Company’s performance. It soon became apparent that these initiatives would take longer than expected, that projected cash flows were insufficient to service long term debt obligations and that the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code, was the most effective way to restructure the Company’s balance sheet.

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

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors emerged from Chapter 11. As part of the Plan, the Company entered into a senior secured credit agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the “Credit Agreement”). The Company also entered into an indenture dated as of March 8, 2002 (the “Indenture”), providing for the issuance of $150.0 million aggregate principal amount of 13.00% Senior Subordinated Notes due 2008 (the “Subordinated Notes”).

Pursuant to the Plan, as of the Effective Date:

•	all indebtedness under the Old Credit Agreement and its 10 7/8% Series B Senior Subordinated Notes due 2006 (the “Old Senior Subordinated Notes”), its 12 ¼% Series B Senior Subordinated Discount Notes due 2006 (the “Old Senior Subordinated Discount Notes,” and collectively with the Old Senior Subordinated Notes, the “Old Subordinated Notes”) and substantially all of the Company’s other pre-Petition Date indebtedness were discharged;

•	the Company borrowed $290.0 million under a term facility (the “Term Facility”) and $10.0 million under a $60.0 million revolving credit facility (the “Revolver”) provided by the Credit Agreement and used these funds to make cash payments to satisfy certain claims and expenses under the Plan;

•	the shares of common stock of Worldwide held by its former direct parent, Group Holdings, were cancelled;

•	Worldwide distributed 9,249,987 shares of new common stock, $0.01 par value (the “Common Stock”) and $150.0 million of Subordinated Notes and paid $286.7 million in cash to its former secured creditors under the Old Credit Agreement (the “Former Secured Creditors”) in full satisfaction of their claims; and

•	Worldwide issued options to certain members of management to purchase shares of Common Stock and granted a restricted stock award to its chief executive officer.

Pursuant to the Plan, after the Effective Date, the Company:

•	distributed to the holders of the Old Subordinated Notes and to certain other holders of allowed unsecured claims under the Plan an aggregate of 708,702 shares of Common Stock, 1,667,677 Series A Warrants (the “Series A Warrants”) and 1,629,342 Series B Warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) in full satisfaction of their claims; and

•	will distribute to the Debtors’ remaining former unsecured non-priority creditors (the “Remaining Former Unsecured Creditors”) up to 41,297 shares of Common Stock, 97,028 Series A Warrants and 94,795 Series B Warrants in full satisfaction of their claims.

Upon distribution of all shares of Common Stock under the Plan, the Company will have issued approximately 10,000,000 shares of Common Stock.

AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings. The Company is no longer affiliated with AMF Bowling or Group Holdings.

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

Although the Effective Date of the Plan was March 8, 2002, the consummation of the Plan was reflected as of February 28, 2002, the end of the Company’s most recent fiscal month prior to the Effective Date. The Company, as it existed prior to the Effective Date, is sometimes referred to as the “Predecessor Company” and, as it existed on and after the Effective Date, is sometimes referred to as the “Reorganized Company.” The operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented as a result of the application of fresh start accounting at February 28, 2002. The financial statements of the Company after the Effective Date are not comparable with the Predecessor Company’s financial statements.

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from the Company’s emergence from the Chapter 11 proceeding, but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, the Company’s post-Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of the Company’s long lived assets. This revaluation lowered depreciation and amortization expense in periods subsequent to February 2002. Also, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company wrote off its goodwill at January 1, 2002, significantly reducing amortization expense in periods subsequent to December 31, 2001.

Business Segments

Centers

As of June 29, 2003, the Company operated 378 bowling centers in 40 states and Puerto Rico and 97 bowling centers in five foreign countries: Australia (47), the United Kingdom (34), Mexico (9), France (4) and Japan (3). Centers contributed approximately 84% of the Company’s revenue during Fiscal Year 2003.

Centers derives revenue from three sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources, including shoe rental, amusement machines, billiards and pro shops (“Ancillary Sources”).

In Fiscal Year 2003, bowling, food and beverage sales and Ancillary Sources represented 58.4%, 27.4% and 14.2% of total revenue, respectively.

Bowling, the largest component of a center’s revenue, is derived from recreational play and league play, each representing approximately 50% of annual bowling revenue in U.S. Centers. Recreational play includes open, or unscheduled, play and managed, or scheduled play (such as birthday or corporate parties). Recreational lineage has generally been flat to slightly positive over the past few years. Leagues in U.S. Centers typically include multiple teams of four to five players each. They are organized (“floored”) in late summer and generally play through mid spring. League lineage (number of games bowled per lane per day) has been declining for a number of years. Management is attempting to offset the decline in league lineage by attracting more recreational bowlers.

The decline in revenue that would otherwise be expected from the decline in lineage has been generally offset with price increases, yielding modest net constant center revenue growth and improvement in cash flow from operations for U.S. Centers for the past few years.

International Centers, which operates in five different countries, has a bowling lineage mix of approximately 66% recreational lineage and 34% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play. Similar to U.S. Centers, International Centers management is attempting to offset this decline with increased recreational play by targeting corporate events and birthday parties.

With the exception of Australia, the impact on revenue from the decline in International Centers lineage has also been generally offset with inflationary price increases. This minimized the decline in revenue during Fiscal Year 2003.

Products

Products contributed approximately 16% of the Company’s revenue during Fiscal Year 2003 (excluding intersegment sales to Centers). Products revenue is split between NCP and Modernization and Consumer Products. Currently, NCP sales account for approximately 20% of Products revenue and Modernization and Consumer Products sales account for approximately 80%. NCP revenue includes revenue from the sale of Factory Certified Packages, which are combinations of refurbished pinspotters, new automatic scoring systems, lanes, bowler seating and other components.

During the early to mid-1990’s, NCP revenue represented a higher portion of Products revenue because international demand was unusually strong and was fueled by the growth of bowling in the Asia Pacific region. Sales of NCPs peaked in 1997 at 4,576 units, or approximately 55% of Products revenue. Products contributed approximately 40% of the Company’s revenue in 1997 (excluding intersegment sales to Centers). Economic difficulties in the late 1990’s in the Asia Pacific region abruptly ended this period of strong demand. In Fiscal Year 2003, sales of NCP units increased to 877 units compared with 765 units in the twelve month period ended June 30, 2002. Ongoing economic difficulties in a number of countries and regions, the limited availability of financing for customers desiring to build new bowling centers and the lack of significant markets to replace the Asia Pacific region continue to limit the demand for NCPs.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Note 16. Geographic Segments” and “Note 17. Business Segments” in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Business Strategy

U.S. Centers

During the Chapter 11 proceeding, the Company concentrated on stabilizing the operations of U.S. Centers. U.S. Centers is today focused on delivering a positive customer experience, including leagues, families, birthday parties and corporate events.

Management is implementing seven key initiatives to support this strategy. Five initiatives focus on customer experience and two focus on operating performance:

Customer experience

•	recruitment and training of bowling center management;

•	standardization of operating policies and procedures;

•	investment in facilities and equipment;

•	improvement in food and beverage offerings;

•	measurement of the customer experience; and

Operating performance

•	pricing discipline; and

•	effective marketing and sales programs.

U.S. Centers periodically reviews its asset base. In these reviews, it evaluates an individual center’s operating cash flow. Where a center operates on leased premises, management also considers anticipated increases in rent that might adversely impact cash flow from operations. As a result of these reviews, the Company has closed approximately 10 bowling centers per year over the past five years.

U.S. Centers capital expenditures have been directed towards maintaining the physical condition of its centers and have ranged between $27.0 and $43.0 million annually for the past three years.

International Centers

International Centers has significant operations in Australia (47), the United Kingdom (34) and Mexico (9) where it enjoys critical mass and a favorable competitive position.

Since the conclusion of the Chapter 11 proceeding, International Centers principal objective has been to stabilize and improve operating performance. International Centers initiatives are similar to those of U.S. Centers and include:

•	improving the quality and training of center managers;

•	developing effective sales and marketing programs; and

•	controlling costs and expenses.

To elevate the quality of its training programs for center managers, International Centers intends to take advantage of training materials developed by the U.S. Centers training school. In addition, International Centers is seeking to attract and retain higher quality managers.

U.S. Centers marketing team assists International Centers in developing and implementing more effective marketing materials. Members of U.S. Centers marketing team communicate and coordinate regularly with country managers in International Centers to improve marketing programs and share best practices and materials.

International Centers capital expenditures have been directed towards maintaining the physical condition of its centers and have ranged between $7.5 and $11.7 million annually for the past three years. International Centers built one new center in Australia in Fiscal Year 2003.

Management is implementing cost reduction initiatives to improve the operating performance of International Centers. International Centers continues to evaluate its operations and may decide to close individual centers. As part of this evaluation, International Centers ceased operating bowling centers in Hong Kong, in which management believed the Company lacked the critical mass to operate effectively and sold these centers in March 2003. The selling activity related to this sale was initiated prior to the period ended June 30, 2002.

Products

Since 1998, Products has undergone a series of organizational restructurings to properly match its operating expenses to current market conditions and to address a range of operational issues, including replacing its functionally focused organization with five product-oriented divisions, each led by a general manager. Products continues to implement the following initiatives:

•	new product development and product enhancements;

•	product cost reductions;

•	working capital reductions;

•	improving order fulfillment in Europe; and

•	optimizing its sales force.

Products sells through a direct sales force and through a network of distributors and manufacturer representatives. To support its direct sales and maximize efficiencies in Europe, Products maintains central administrative, accounting and warehousing functions in Rotterdam, the Netherlands.

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

Industry and Competition

Centers

Bowling is both a competitive sport and a recreational entertainment activity and as such, faces competition from numerous other sporting and leisure alternatives. Centers performance and operating results are affected by many factors, including weather, the quality of the customer experience, the availability and affordability of other sports, recreational and entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which the Company has no control. Centers competes with other bowling centers primarily through customer service, quality of bowling equipment, location and facilities.

The U.S. bowling center industry is highly fragmented. There are approximately 5,000 bowling centers that are owned by single-center and small-chain operators. Of these, approximately 2,000 have 24 lanes or more. In addition to the Company, there is only one other large bowling center operator, Brunswick Corporation, which operates approximately 105 centers. There are three smaller chains that together operate approximately 55 bowling centers.

The international bowling center industry is also fragmented. Except for the United Kingdom, there are few bowling chain operators in countries in which International Centers operates. International Centers is the second largest operator of centers in the United Kingdom, with two other chains operating approximately 55 and 22 centers, respectively.

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

Products competes with other manufacturers primarily through price, service and after sale support. Management believes that the abundant supply of lower priced, used bowling equipment and additional competition from overseas manufacturers, which may enjoy a lower cost structure, have adversely impacted the Company’s competitive position. In addition, because purchasers of NCPs are often start-up businesses, current political and economic conditions increase the difficulty that purchasers face in obtaining financing to build and equip new bowling centers.

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

Employees

Centers

As of September 1, 2003, Centers had approximately 14,600 full- and part-time employees worldwide, of which approximately 12,100 were employed in the U.S. and approximately 2,500 were employed internationally. The split between full-time and part-time employees is approximately 35% and 65%. The Company believes its relations with its Centers employees are satisfactory. Substantially all Centers employees are non-union employees.

Products

As of September 1, 2003, Products had 638 full-time employees worldwide, of which 403 were employed in manufacturing and 235 in sales, service, logistics and administration. The Company believes its relations with its Products employees are satisfactory. None of these employees are union members.

Corporate

As of September 1, 2003, corporate had 123 full-time employees. The Company believes its relations with its corporate employees are satisfactory.

Website Access to SEC Reports

The Company files annual, quarterly and current reports, amendments to those reports and other information with the SEC. The address of the Company’s website is www.amf.com. Through a link to the SEC’s Internet site on the “Company Information” portion of its website, the Company makes available all of its filings with the SEC. This information is available as soon as the filing is accepted by the SEC.

ITEM 2. PROPERTIES

Centers

As of June 29, 2003, the Company operated 378 bowling centers in the U.S. and Puerto Rico and 97 centers in five other countries. The average age of its U.S. bowling centers, including leased centers, is over 30 years. A typical bowling center has approximately 1,000 square feet of total space per bowling lane. The Company’s average bowling center in U.S. Centers has 38 lanes while International Centers average is 25 lanes.

During Fiscal Year 2003, the Company permanently closed eight bowling centers in the U.S., and temporarily closed one bowling center due to fire damage. The following table profiles U.S. Centers as of June 29, 2003:

U.S. CENTERS

U.S. Region	Number of Locations	Owned	Leased
East	139	90	49
Central	119	87	32
West	120	76	44

Total	378	253	125

During Fiscal Year 2003, the Company closed two bowling centers in Australia, one bowling center in the United Kingdom, and one bowling center in Hong Kong. In addition, the Company sold its remaining three bowling centers in Hong Kong. The selling activity related to this sale was initiated prior to the period ended June 30, 2002. The Company opened one new bowling center in Australia. The following table profiles International Centers as of June 29, 2003:

INTERNATIONAL CENTERS

Country	Number of Locations	Owned	Leased
Australia	47	26	21
United Kingdom	34	12	22
Mexico	9	5	4
France	4	0	4
Japan	3	0	3

Total	97	43	54

The Company’s bowling center leases are subject to periodic renewal. Twenty-seven leases for bowling centers in U.S. Centers have leases that expire during the next three years, of which ten have renewal options at fixed rent increases. Six leases for bowling centers in International Centers have leases that expire during the next three years, none of which have renewal options at fixed rent increases. Management believes that it will generally be successful in renewing expiring center leases. There can be no assurance, however, that the Company will be able to renew leases, absent a favorable fixed rent in the option, at rents that would permit the Company to maintain or increase existing cash flow margins or on terms that are otherwise favorable to the Company. In addition, in light of the age of the Company’s bowling centers, which may require significant capital expenditures for maintenance, the Company may choose not to renew leases for marginally performing bowling centers. If the Company is unable to renew leases at rents that allow centers to remain profitable or management chooses not to renew leases, absent acquiring or building additional centers, the number of bowling centers will decrease.

Products and Corporate

As of June 29, 2003, Products owned or leased facilities at three locations in the U.S. Two are used for its bowling equipment business and one is used for its billiards business.

U.S. FACILITIES

Location	Function	Approximate Square Footage	Owned/ Leased
Richmond, VA	Corporate headquarters of Worldwide, Products and Centers; Products manufacturing facility for pinspotters, automatic scoring, synthetic lanes, other capital equipment and its warehouse and distribution facility	360,000	Owned
Lowville, NY	Manufacturing facility for pins and wood lanes	171,000	Owned
Bland, MO	Manufacturing facilities for billiard tables	116,900 33,000	Owned Leased

INTERNATIONAL FACILITIES

Location	Function	Approximate Square Footage
Emu Plains, Australia	Office	1,400
	Warehouse	10,100
Hong Kong, the People’s Republic of China	Office	300
Shanghai, the People’s Republic of China	Warehouse*	1,000
Levallois-Perret, France	Office **	3,200
Mouroux, France	Warehouse*	7,700
Mainz-Kastel, Germany	Office	2,300
New Delhi, India	Office*	2,100
Yokohama, Japan	Office	3,000
	Services Center	9,000
Osaka, Japan	Office	800
Fukuoka, Japan	Office	400
Mexico City, Mexico	Office	1,300
	Warehouse	11,400
Warsaw, Poland	Office	1,300
Granna, Sweden	Office**	12,700
Hemel Hempstead, United Kingdom	Office	6,300
	Warehouse*	6,100
Moscow, Russia	Office	800
	Warehouse	3,000
Rotterdam, the Netherlands	Office	4,300
	Warehouse	8,200

*	Planned to be closed or sublet.
**	Includes available, but currently unused, warehouse space.

At June 29, 2003, Products leased all of its international facilities.

For information concerning material liens against the Company’s owned real estate, see “Note 8. Long-Term Debt” in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, litigation pending in the Bankruptcy Court at the time of confirmation, and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations. See “Item 1. Business—Chapter 11 and Emergence” for additional information regarding the Chapter 11 proceeding.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. In addition, AMF Centers is a defendant in certain actions alleging violations of federal legislation involving unsolicited communications. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. It is not possible at this time to predict the outcome of such actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of Worldwide issued and outstanding prior to the Effective Date, which was wholly owned by Worldwide’s former parent, Group Holdings, was cancelled on the Effective Date. The Former Secured Creditors received 9,249,987 shares of Common Stock and the Subordinated Notes as part of their distribution under the Plan. The Common Stock and the Subordinated Notes were issued in reliance on the provisions of Section 1145(a)(1) of the Bankruptcy Code that exempt the initial offer and distribution, and certain resales, of those securities from registration under the federal securities laws (the “Bankruptcy Code Exemption”). The Company also distributed to the holders of the Old Subordinated Notes and certain other holders of allowed unsecured claims under the Plan an aggregate of 708,702 shares of Common Stock, 1,667,677 Series A Warrants and 1,629,342 Series B Warrants in full satisfaction of their claims. An additional 41,297 shares of Common Stock, 97,028 Series A Warrants and 94,795 Series B Warrants will be issued from time to time in accordance with the terms of the Plan to the Remaining Former Unsecured Creditors in full satisfaction of their claims. Upon completion of all distributions of Common Stock under the Plan, the Company will have issued approximately 10,000,000 shares of Common Stock.

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

The Common Stock trades under the symbol “ABWI.OB” on the OTC Bulletin Board. As of June 27, 2003, there were approximately 65 holders of the Common Stock as reflected on Depository Trust Company’s security position listing at that date. The table below sets forth the high and low closing prices for the Common Stock for each fiscal period since the Effective Date.

	High	Low
Fiscal Year 2003 Quarter Ending
June 29, 2003	$27.00	$17.80
March 30, 2003	20.20	16.25
December 29, 2002	27.25	17.75
September 29, 2002	28.95	24.25

Transition Period
Quarter Ended June 30, 2002	$29.00	$22.00
March 31, 2002 (a)	23.50	19.50
(a) Covers the period from March 9, 2002, the day after the Company emerged from the Chapter 11 proceeding through March 31, 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal periods indicated were derived from the Company’s audited consolidated financial statements for the fiscal year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and each of the years in the four year period ended December 31, 2001. The data should be read in conjunction with the Company’s Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report. The selected financial data for periods prior to December 31, 2001 do not reflect the Company’s emergence from Chapter 11 but instead represent its financial position and capital structure prior to the implementation of the Plan. As such, among other things, the data does not reflect the effects of the cancellation of indebtedness resulting from the Chapter 11 proceeding, the Company’s post-Plan capital structure or the application of fresh start accounting. Also, in accordance with SFAS No. 142, the Company wrote off its goodwill as of January 1, 2002.

The Company’s consolidated financial statements for the year ended December 31, 2001 and two month period ended February 28, 2002 were prepared in accordance with SOP 90-7, which provides guidance for financial reporting by entities that reorganize under Chapter 11. Under SOP 90-7, the reporting entity must distinguish between transactions and events directly associated with its Chapter 11 proceeding from those stemming from the operations of its ongoing business. The net cost associated with discontinued or reorganized operations are reported in the statement of operations separately as “reorganization items, net.”

Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to its various assets in accordance with SFAS No. 141 and the liabilities were stated at their present values. The application of SOP 90-7 resulted in the write down of certain long lived assets.

In addition to the effects of fresh start accounting, the comparability of the selected financial data is affected by the Company’s bowling center acquisition program. In 1998, Centers acquired 83 bowling centers from unrelated sellers for an aggregate purchase price of $156.8 million. In 1999, Centers acquired one center for a purchase price of $1.4 million. In 2000, Centers acquired 4 centers (excluding 13 centers that were owned in a joint venture between the Company and Playcenter S.A., a Brazilian entertainment company, until the Company acquired the 50% interest of Playcenter S.A. in December 2000) for a combined purchase price of $8.6 million. Since January 1, 2001, Centers has not acquired any bowling centers.

	Reorganized Company		Predecessor Company		Predecessor Company
	Year ended June 29, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Six Months ended June 30, 2002 (c)	For the year ended December 31,
					2001	2000	1999	1998
	(dollars in millions)
Statement of Operations Data (a)(b):
Operating revenue	$667.6	$219.1	$122.9	$341.9	$694.9	$715.0	$732.7	$736.4
Operating expenses:
Costs of goods sold	135.0	46.9	20.0	66.9	154.6	173.1	177.2	202.2
Bowling center operating expenses	369.3	125.6	63.3	188.9	384.6	393.6	380.4	339.9
Selling, general, and administrative expenses	42.2	15.0	8.1	23.1	52.8	57.8	64.5	57.9
Restructuring, refinancing and other charges	1.1	3.9	0.3	4.2	18.6	11.5	16.6	—
Depreciation and amortization	80.7	28.8	17.1	46.0	130.0	136.0	132.7	120.3

Total operating expenses	628.3	220.2	108.8	329.1	740.6	772.0	771.4	720.3

Operating income (loss)	39.3	(1.1)	14.0	12.8	(45.7)	(57.0)	(38.7)	16.1
Nonoperating expenses (income):
Interest expense	39.8	15.2	8.1	23.3	104.9	121.5	111.3	101.9
Other expense (income), net	(4.0)	(4.3)	0.9	(3.4)	5.9	1.6	6.7	7.3
Interest income	(0.7)	(0.5)	—	(0.6)	(1.0)	(1.4)	(1.9)	(1.8)

Total nonoperating expenses, net	35.1	10.4	9.0	19.4	109.8	121.7	116.1	107.4

Income (loss) before reorganization items, net, gain on debt dishcarge, net, fresh start accounting adjustments, provision for income taxes, equity in loss of joint ventures, net, and cumulative effect of change in accounting for goodwill	4.2	(11.5)	5.0	(6.6)	(155.5)	(178.7)	(154.8)	(91.3)
Reorganization items expense (income), net	(0.3)	—	13.3	13.3	56.7	—	—	—
Gain on debt discharge, net	—	—	(774.8)	(774.8)	—	—	—	—
Fresh start accounting adjustments	—	—	66.0	66.0	—	—	—	—

Income (loss) before provision for income taxes, equity in loss of joint ventures, net, and cumulative effect of change in accounting for goodwill	4.5	(11.5)	700.5	688.9	(212.2)	(178.7)	(154.8)	(91.3)
Provision for income taxes	1.1	4.0	1.1	5.1	4.8	2.3	27.6	7.3

Income (loss) before equity in loss of joint ventures and cumulative effect of change in accounting for goodwill	3.4	(15.5)	699.4	683.8	(217.0)	(181.0)	(182.4)	(98.6)
Equity in loss of joint ventures, net	—	—	—	—	—	(0.5)	(18.6)	(8.2)

Income (loss) before cumulative effect of change in accounting for goodwill	3.4	(15.5)	699.4	683.8	(217.0)	(181.5)	(201.0)	(106.8)
Cumulative effect of change in accounting for goodwill	—	—	(718.4)	(718.4)	—	—	—	—

Net income (loss)	$3.4	$(15.5)	$(19.0)	$(34.6)	$(217.0)	$(181.5)	$(201.0)	$(106.8)

	June 29, 2003	June 30, 2002	December 31,
			2001	2000	1999	1998
	(dollars in millions)
Balance Sheet Data (b):
Working capital (d)(e)	$(10.4)	$(7.4)	$(613.4)	$(1,105.1)	$7.1	$59.5
Goodwill	—	—	718.4	746.1	765.1	772.7
Total assets	731.4	755.5	1,549.4	1,726.3	1,805.4	1,956.0
Liabilities subject to resolution (f)	1.3	3.6	595.5	—	—	—
Total debt	416.5	441.1	619.5	1,136.6	1,048.6	1,047.1
Stockholders’ equity	211.6	200.9	229.5	453.9	641.7	803.9

(a)	Certain amounts have been reclassified to conform with current year presentation.
(b)	Certain totals may be affected by rounding.
(c)	Six months ended June 30, 2002 is the combination of the Predecessor Company two months ended February 28, 2002 and the Reorganized Company four months ended June 30, 2002 and is presented for comparability purposes.
(d)	Working capital as of December 31, 2000, includes the classification of $1,134.6 million of long-term debt as a current liability. Working capital as of December 31, 2001, includes the classification of $616.4 million of the Company’s indebtedness under the Old Credit Agreement in the current portion of long-term debt.
(e)	Working capital as of December 31, 2001, excludes the classification of $595.5 million of liabilities subject to resolution.
(f)	Liabilities subject to resolution refers to those claims that either were impaired under the Plan or are personal and real property tax claims. The holders of the impaired claims will not receive the full amount of their claims, but will receive a pro rata distribution of up to 750,000 shares of Common Stock, 1,764,706 Series A Warrants and 1,724,138 Series B Warrants. The real and personal property taxes are expected to be paid at a discount rate or over a six year period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 and Emergence

On July 2, 2001, the Debtors filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. The Bankruptcy Court confirmed the Plan on February 1, 2002. The Plan became effective on March 8, 2002, which is the date on which the Debtors emerged from Chapter 11. As part of the Plan, Worldwide entered into the Credit Agreement with Bankers Trust Company, as Administrative Agent, and certain other lenders. Worldwide also entered into the Indenture providing for the issuance of the Subordinated Notes. Pursuant to the Plan, as of the Effective Date, the Old Credit Agreement, the Old Subordinated Notes and substantially all of the Company’s other pre-Petition Date indebtedness were discharged.

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

Pursuant to the Plan, as of the Effective Date:

•	all indebtedness under the Old Credit Agreement and the Old Subordinated Notes and substantially all of the Company’s other pre-Petition Date indebtedness were discharged;

•	the Company borrowed $290.0 million under the Term Facility and $10.0 million under the Revolver and used these funds to make cash payments to satisfy certain claims and expenses under the Plan;

•	the shares of common stock of Worldwide held by its former direct parent, Group Holdings, were cancelled;

•	Worldwide issued 9,249,987 shares of Common Stock and $150.0 million of Subordinated Notes and paid $286.7 million in cash to the Former Secured Creditors in full satisfaction of their claims; and

•	Worldwide issued options to certain members of management to purchase shares of Common Stock and granted a restricted stock award to its chief executive officer.

Pursuant to the Plan, after the Effective Date, the Company:

•	distributed to the holders of the Old Subordinated Notes and to certain other holders of allowed unsecured claims under the Plan an aggregate of 708,702 shares of Common Stock, 1,667,677 Series A Warrants and 1,629,342 Series B Warrants in full satisfaction of their claims;

•	will distribute to the Remaining Former Unsecured Creditors up to 41,297 shares of Common Stock, 97,028 Series A Warrants and 94,795 Series B Warrants in full satisfaction of their claims.

Upon distribution of all shares of Common Stock under the Plan, the Company will have issued approximately 10,000,000 shares of Common Stock.

AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings. The Company is no longer affiliated with AMF Bowling or Group Holdings.

Background

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers and Products separately.

The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for Fiscal Year 2003 versus Fiscal Year 2002 reflect the closing of 45 centers and the opening of one center.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto set forth in this report. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding. Unless the context otherwise indicates, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions.

As required under the Sarbanes-Oxley Act of 2002, the SEC issued final rules on January 22, 2002, to address the disclosure of certain financial information that is calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles (“GAAP”). In response to the SEC’s ruling, the Company will discuss results of operations and financial condition in terms of GAAP measurements, such as net income, cash flow from operating activities and operating income.

On March 20, 2002, the Board of Directors approved the change of the Company’s fiscal year end from December 31 to the Sunday closest to June 30. This results in fiscal years having 52 or 53 weeks. Previously, the Company’s fiscal year ran from January 1 through December 31. The Company also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods.

The following table describes the periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the related notes thereto:

Period	Referred to as
Results for the Reorganized Company from July 1, 2002 through June 29, 2003	“Fiscal Year 2003”
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Results for the Reorganized Company from March 1, 2002 through June 30, 2002	“Reorganized Company 2002 Four Months”
Combined Reorganized Company 2002
Four Months and Predecessor Company 2002
Two Months	“Transition Period”
Combined Predecessor Company
Six Months ended December 31, 2001 and
Transition Period	“Fiscal Year 2002”
Results for the Predecessor Company from January 1, 2001 through June 30, 2001	“Predecessor Company 2001 Six Months”
Results for the Predecessor Company from January 1 through Decmeber 31, 2001, and 2000, respectively	“Fiscal Year 2001” and “Fiscal Year 2000,” respectively

Consolidated Results

	Reorganized Company	Year ended	Transition Period ended	Predecessor Company	Predecessor Company
	Year ended			Six Months ended	Year ended	Year ended
	June 29, 2003	June 30, 2002	June 30, 2002 *	June 30, 2001	December 31, 2001	December 31, 2000
		(unaudited)	(unaudited)	(unaudited)
Consolidated

Operating revenue	$667.6	$679.7	$341.9	$357.1	$694.9	$715.0
Cost of goods sold	135.0	144.3	66.9	77.3	154.6	173.1
Bowling center operating expenses	369.3	378.0	188.8	195.4	384.6	393.6
Selling, general and administrative expenses	42.2	53.2	23.1	22.7	52.8	57.8
Restructuring, refinancing and other charges	1.1	9.2	4.2	13.6	18.6	11.6
Depreciation and amortization	80.7	109.5	46.1	66.6	130.1	136.0

Operating income (loss)	39.3	(14.5)	12.8	(18.5)	(45.8)	(57.1)
Interest expense, gross	39.1	55.3	22.9	71.9	103.8	120.0
Other expense (income), net	(4.0)	(3.0)	(3.5)	4.9	5.9	1.6

Income (loss) before reorganization items, net, gain on discharge of debt, net, fresh start accounting adjustments, provision for income taxes, equity in loss of joint ventures and cumulative effect of change in accounting for goodwill	4.2	(66.8)	(6.6)	(95.3)	(155.5)	(178.7)
Reorganization items expense (income), net	(0.3)	70.0	13.3	—	56.7	—
Gain on discharge of debt, net	—	(774.8)	(774.8)	—	—	—
Fresh start accounting adjustments	—	66.0	66.0	—	—	—

Income (loss) before provision for income taxes, equity in loss of joint ventures and cumulative effect of change in accounting for goodwill	4.5	572.0	688.9	(95.3)	(212.2)	(178.7)
Provision for income taxes	1.1	6.8	5.1	3.1	4.8	2.3

Income (loss) before equity in loss of joint ventures and cumulative effect of change in accounting for goodwill	3.4	565.2	683.8	(98.4)	(217.0)	(181.0)
Equity in loss of joint ventures	—	—	—	—	—	(0.5)

Income (loss) before cumulative effect of change in accounting for goodwill	3.4	565.2	683.8	(98.4)	(217.0)	(181.5)
Cumulative effect of change in accounting for goodwill	—	(718.4)	(718.4)	—	—	—

Net income (loss)	$3.4	$(153.2)	$(34.6)	$(98.4)	$(217.0)	$(181.5)

*	The Transition Period ended June 30, 2002 is the combination of the Predecessor Company two months ended February 28, 2002 and the Reorganized Company four months ended June 30, 2002 and is presented for comparability purposes.

Fiscal Year 2003 compared with Fiscal Year 2002.

The Company’s operating revenue was $667.6 million in Fiscal Year 2003 compared with $679.7 million in Fiscal Year 2002, a decrease of $12.1 million, or 1.8%. This decrease was primarily due to a $12.9 million, or 2.2%, decline in Centers operating revenue, primarily due to the closing of 45 centers since June 2001. Constant centers operating revenue increased $4.9 million, or 0.9%. Products revenue increased $0.7 million, or 0.6%

The Company’s operating income was $39.3 million in Fiscal Year 2003 compared with a $14.5 million loss in Fiscal Year 2002, an increase of $53.8 million. In addition to the changes in depreciation and amortization, restructuring, refinancing and other charges discussed below, operating income in Fiscal Year 2003 increased primarily due to a $11.0 million decrease in selling, general and administrative expenses primarily attributable to charges in Products recorded in Fiscal Year 2002 of $6.8 million reflecting increased reserves for accounts receivable, the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million, charges of $0.7 million for certain legal matters and reserves, a $8.7 million decrease in bowling center operating expenses primarily attributable to bowling center closings and a $9.3 million decrease in cost of goods sold. The Company’s total decrease in operating expenses of $65.9 million, or 9.5% more than offset the $12.1 million decline in operating revenue, resulting in the $53.8 million improvement in operating income.

Transition Period compared with Predecessor Company 2001 Six Months.

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

The Company’s operating income was $12.9 million in the Transition Period compared with an $18.5 million loss in the prior period, an increase of $31.4 million. Operating income in the Transition Period increased primarily due to a $10.4 million decrease in costs of goods sold, a $7.2 million decrease in Centers operating expenses, a $9.4 million decrease in restructuring, refinancing and other charges, and a $20.6 million decrease in depreciation and amortization expense. The Company’s total decrease in operating expenses of $46.6 million, or 12.4%, more than offset the $15.2 million decline in operating revenue, resulting in the $31.4 million improvement in operating income.

Fiscal Year 2001 compared with Fiscal Year 2000.

The Company’s operating revenue was $694.9 million in Fiscal Year 2001 compared with $715.0 million in Fiscal Year 2000, a decrease of $20.1 million, or 2.8%. This decrease was primarily due to a $14.9 million, or 9.8%, decline in Products operating revenue, primarily due to the decline of the Asia Pacific region. Centers operating revenue decreased $3.3 million, or 0.6% primarily due to negative trends in foreign currency exchange rates.

The Company’s operating loss was $45.8 million in Fiscal Year 2001 compared with a $57.1 million loss in Fiscal Year 2000, an improvement of $11.3 million. Operating loss in Fiscal Year 2001 decreased primarily due to a $28.5 million decrease in cost of goods sold, an $8.9 million decrease in Centers operating expenses, and a $5.9 million decrease in depreciation and amortization. The Company’s total decrease in operating expenses of $31.4 million, or 4.1%, more than offset the $20.1 million decline in operating revenue, resulting in the $11.3 million improvement in operating income.

Restructuring, Asset Impairment, Refinancing and Special Charges

Fiscal Year 2003. In Fiscal Year 2003, the Company recorded approximately $1.1 million related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets of closed bowling centers in the U.S.

Transition Period. In the Transition Period, the Company recorded approximately $4.2 million of charges related to restructuring certain operations. Products recorded a $3.9 million charge for the move from a direct sales presence to a distributor-based sales presence in the People’s Republic of China, Hong Kong and India. Centers recorded approximately $0.6 million of charges for the intended sale or closure of the four bowling centers it operated in Hong Kong and the closure of one and sale of a golf driving range. These charges were partially offset by the reversal of certain accruals previously recorded related to the closure of certain international operations.

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

Depreciation and Amortization

For Fiscal Year 2003, depreciation and amortization decreased $28.8 million, or 26.3%, compared with Fiscal Year 2002. This was principally related to the write off of $718.4 million of goodwill as of January 1, 2002, in accordance with the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” In addition, the Company wrote down long lived assets (including other intangible assets) by approximately $66.0 million in connection with the Chapter 11 proceeding. Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to its various assets in accordance with SFAS No. 141 “Business Combinations” and its liabilities were stated at their present values.

For the Transition Period, depreciation and amortization decreased $20.6 million, or 30.9% compared with the Predecessor Company 2001 Six Months. This was principally related to the write off of $718.4 million of goodwill as of January 1, 2002 in accordance with SFAS No. 142 and the write down of long lived assets by approximately $66.0 million in connection with the Chapter 11 proceeding as discussed above.

For Fiscal Year 2001, depreciation and amortization decreased $6.0 million, or 4.4%, primarily as a result of the impact of foreign currency exchange rates that reduced the U.S. dollar amount of depreciation of international assets.

Interest Expense

Gross interest expense decreased $16.2 million, or 29.3%, in Fiscal Year 2003 compared with Fiscal Year 2002. This decrease is primarily attributable to the discharge of debt under the Old Credit Agreement and the Old Subordinated Notes in connection with the Company’s emergence from Chapter 11, and lower principal amounts and interest rates under the Credit Agreement and the Indenture. As of the Petition Date, the Predecessor Company did not accrue interest on its pre-petition subordinated debt. If such interest had continued to be accrued, interest expense for Fiscal Year 2002 would have been approximately $42.1 million higher than the reported amount. The indebtedness represented by the Old Subordinated Notes was materially impaired or discharged in the Chapter 11 proceeding. See “Note 8. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements and “—Liquidity” and “—Capital Resources” for further description of the debt.

Gross interest expense decreased $49.2 million, or 67.9%, in the Transition Period, primarily due to the discharge of the debt in connection with the Company’s emergence from Chapter 11 and lower principal amounts and interest rates as discussed above. From January 1, 2002 through the Effective Date, the Company did not accrue approximately $11.5 million of interest on the Old Subordinated Notes, which was materially discharged in the Chapter 11 proceeding. Interest expense under the Old Credit Agreement during the Predecessor Company 2001 Six Months included an additional $2.8 million of default interest related to the Company’s default under the Old Credit Agreement. After the Petition Date, the Company did not pay the 2.0% increment for default interest. Cash interest expense in the Transition Period was $13.6 million.

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

Reorganization Items, Net

Reorganization items, net for Fiscal Year 2003 and the Transition Period, consist of the following:

	Fiscal Year	Transition
	2003	Period
Professional fees (a)	$—	$10.3
Claims settlement (b)	—	4.8
Other (c)	(0.3)	(1.8)

Net reorganization items expense (income)	$(0.3)	$13.3

(a)	Includes amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Includes amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(c)	Includes the reversal of $3.2 million in the Transition Period that the Company had accrued in connection with the sale of its South American bowling centers and $0.3 million in Fiscal Year 2003 for the reversal of estimated expenses accrued in Fiscal Year 2001.

Provision for Income Taxes

The Company had net operating losses of approximately $37.6 million and $30.1 million for Fiscal Year 2003 and Fiscal Year 2002, respectively. The net operating losses will begin to expire in 2022. The Company has a valuation reserve as of June 29, 2003, totaling $218.1 million related to net operating losses and other deferred tax assets that management believes it is more likely than not to not be realized. The tax provision recorded for Fiscal Year 2003, the Transition Period, and Fiscal Year 2001 primarily relates to certain state, local and foreign taxes. See “Note 11. Income Taxes” in the Notes to the Consolidated Financial Statements.

Net Income (Loss)

Net income in Fiscal Year 2003 was $3.4 million compared with a net loss of $153.2 million in Fiscal Year 2002. In Fiscal Year 2002, the Company incurred certain charges of $15.1 million within Products, which included $6.8 million related to increased reserves for accounts receivable, $5.1 million for increased reserves related to excess inventory, $2.5 million to adjust the net carrying value of certain assets and liabilities, $0.7 million related to legal matters and claims in Germany and an increase in the reserve for expenses involving a former employee. In addition to the impact of changes in operating income (loss), deprecation and amortization, interest expense and provision for income taxes discussed above, the Company recorded the additional charges in Fiscal Year 2002:

Change in accounting for goodwill	$(718.4)
Gain on debt discharge, net	774.8
Reorganization items, net	(70.0)
Fresh start accounting adjustments	(66.0)

Total	$(79.6)

Net loss in the Transition Period was $34.6 million compared with a net loss of $98.4 million in the Predecessor Company 2001 Six Months. In addition to the impact of changes in operating income (loss), depreciation and amortization, interest expense and provisions for income taxes, the Company recorded additional charges, as follows:

Change in accounting for goodwill	$(718.4)
Gain on debt discharge, net	774.8
Reorganization items, net	(13.3)
Fresh start accounting adjustments	(66.0)

Total	$(22.9)

Net loss in Fiscal Year 2001 totaled $217.0 million compared with a net loss of $181.5 million in Fiscal Year 2000, a change of $35.5 million. This was primarily related to the items discussed above.

Performance by Business Segment

Centers

Centers results reflect worldwide bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed herein reflect the results of 474 centers (378 U.S. Centers and 96 International Centers) that have been in operation one full fiscal year as of June 30, 2002. Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	Ancillary Sources.

In Fiscal Year 2003, revenue from bowling, food and beverage sales and Ancillary Sources represented 58.6%, 27.4% and 14.0% of total Centers revenue, respectively. In Fiscal Year 2002, revenue from bowling, food and beverage sales and Ancillary Sources represented 58.5%, 27.4% and 14.1% of total Centers revenue, respectively.

	Reorganized Company	Year ended	Transition Period ended	Predecessor Company	Predecessor Company
	Year ended			Six Months ended	Year ended	Year ended
	June 29, 2003	June 30, 2002	June 30, 2002	June 30, 2001	December 31, 2001	December 31, 2000
		(unaudited)	(unaudited)	(unaudited)
Centers (a):
Operating revenue	$561.0	$573.9	$295.2	$298.4	$577.1	$580.4

Cost of goods sold	54.4	57.3	29.1	29.7	57.9	60.1
Bowling center operating expenses	370.2	378.7	189.3	196.5	385.8	394.7
Restructuring, refinancing and other charges	1.1	4.1	0.6	2.0	5.4	3.4
Depreciation and amortization	74.3	94.1	43.3	54.5	105.4	111.7

Operating income	$61.0	$39.7	$32.9	$15.7	$22.6	$10.5

Selected Data:
Number of centers, end of period	475	490	490	518	517	525
Number of lanes, end of period	17,000	17,610	17,610	18,199	18,180	18,228

(a)	Before intersegment eliminations.

Fiscal Year 2003 compared with Fiscal Year 2002. Centers operating revenue decreased $12.9 million, or 2.2%, compared with the prior year, of which $18.9 million was attributable to the closure of 45 bowling centers since June 30, 2001. Constant center revenue was up $4.9 million, or 0.9%. U.S. constant centers revenue decreased $0.9 million, or 0.2%. Decreases in lineage were partially offset by an increase in the U.S. constant centers “average price per game”. International constant centers revenue increased approximately $5.8 million, or 5.9%, primarily attributable to a favorable foreign exchange rate variance of $9.1 million, partially offset by a decline in lineage.

Bowling center operating expenses decreased $8.5 million, or 2.2%, primarily a result of center closings ($16.7 million). Constant centers operating expenses increased $7.4 million, or 2.2%. U.S. constant centers increased $1.6 million, or 0.6%, while international constant centers increased $5.8 million, or 10.3%. The U.S. constant centers increase was attributable to an increase of $2.3 million in insurance, taxes and licenses expense and $1.1 million associated with potential lease closure costs, partially offset by a decrease in advertising and maintenance expenses of $1.1 million and $0.7 million, respectively. U.S. Centers also includes a charge totaling $1.3 million related to one action alleging violations of federal legislation involving unsolicited communications. International Centers constant center operating expenses were impacted by an unfavorable foreign exchange rate variance of $5.4 million and $0.2 million associated with potential lease closure costs. As a percentage of revenue, operating expenses were 66.0% in Fiscal Year 2003 and Fiscal Year 2002.

Depreciation and amortization decreased $19.8 million, or 21.0%, primarily due to the write-off of $268.6 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142. In connection with the Chapter 11 proceeding, the Company wrote down $76.4 million of long lived assets. In addition, center closures contributed to the reduction in deprecation expense.

Operating income increased $21.3 million, or 53.7%, versus Fiscal Year 2002 primarily due to the decrease in operating expenses, depreciation and amortization. In addition to the impact of the changes discussed above, Centers recorded charges related to asset impairment resulting from center closures of $1.1 million and $3.5 million, in Fiscal Year 2003 and 2002, respectively, and $0.6 million related to restructuring in Fiscal Year 2002.

Transition Period compared with Predecessor Company 2001 Six Months. Centers operating revenue decreased $3.2 million, or 1.1%, while constant center revenue was up $3.3 million, or 1.2%. Centers operating revenue decreased $6.5 million due to 27 center closures. U.S. constant centers revenue increased $3.7 million, or 1.6%. Lineage was flat as declines in league play were offset by increased recreational play. Increases in the U.S. constant centers “average price per game” was the principal contributor to the increase in revenue. International constant centers revenue decreased approximately $0.4 million, or 0.8%. This decrease was primarily attributable to a decline in lineage in all countries.

Centers operating expenses decreased $7.2 million, or 3.7%. The prior period included pre-petition expenses of $4.6 million. Closed centers represented $5.6 million of the decrease. Constant centers operating expenses declined $2.4 million, or 1.3%. U.S. constant centers declined $5.4 million, or 3.8%, while international constant centers increased $3.1 million, or 9.1%. The U.S. constant centers decline was attributable to decreased spending for advertising and repairs and maintenance expenses. International Centers was impacted by increases in payroll and insurance expenses, with operating expenses increasing in all countries. Also included in this increase are charges totaling $0.7 million recorded for severance and labor issues in Mexico. As a percentage of revenue, operating expenses were 64.1% versus 65.9% in the prior period.

Depreciation and amortization decreased $11.2 million, or 20.6%, primarily due to the write-off of $268.6 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

Operating income increased $17.2 million, or 109.6%, versus the prior period primarily due to the decrease in operating expenses, depreciation and amortization.

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

Centers operating expenses decreased $9.0 million, or 2.3%. An increase of $11.3 million was attributable to new centers and a decrease of $7.8 million was attributable to constant centers. A decrease of $3.6 million was attributable to lower regional and district operating expenses in U.S. Centers resulting from position eliminations in Fiscal Year 2000. An additional decrease of $8.8 million was attributable to centers closed in Fiscal Year 2001. As a percentage of revenue, Centers operating expenses were 66.9% in Fiscal Year 2001 compared with 68.0% in Fiscal Year 2000.

Depreciation and amortization decreased $6.3 million, or 5.6%, primarily as a result of the impact of foreign currency exchange rates that reduced the U.S. dollar amount of depreciation of international assets.

Operating income increased $12.1 million, or 115.2%, versus Fiscal Year 2000 primarily due to the decrease in operating expenses, depreciation and amortization partially offset by an increase of $2.0 million in charges related to restructuring.

Products

	Reorganized Company	Year ended	Transition Period ended	Predecessor Company	Predecessor Company
	Year ended			Six Months ended	Year ended	Year ended
	June 29, 2003	June 30, 2002	June 30, 2002	June 30, 2001	December 31, 2001	December 31, 2000
		(unaudited)	(unaudited)	(unaudited)
Products (a):
Operating revenue	$124.0	$123.3	$55.5	$68.6	$136.4	$151.3
Cost of goods sold	97.0	103.1	45.9	56.5	113.7	128.3

Gross profit	27.0	20.2	9.6	12.1	22.7	23.0
Selling, general and administrative expenses	23.0	33.9	12.2	16.3	38.0	41.6
Restructuring, refinancing and other charges	—	5.2	3.6	0.8	2.4	2.5
Depreciation and amortization	5.8	15.5	2.9	12.2	24.8	24.8

Operating loss	$(1.8)	$(34.4)	$(9.1)	$(17.2)	$(42.5)	$(45.9)

Selected Data:
Gross profit margin	21.8%	16.4%	17.3%	17.6%	16.6%	15.2%

(a)	Before intersegment eliminations.

Fiscal Year 2003 compared with Fiscal Year 2002. Products operating revenue increased $0.7 million, or 0.6%. The increase in the NCP market had a favorable impact on results. During Fiscal Year 2003, Products recorded NCP shipments of 877 units compared with 765 shipments in Fiscal Year 2002. The European region reflected an increase in revenue of $5.2 million, partially offset by decreased sales of modernization equipment in the U.S.

Gross profit increased $6.8 million, or 33.7%. The gross profit margin was 21.8% in Fiscal Year 2003 compared with 16.4% in Fiscal Year 2002. The improved margin percentage was primarily due to $5.1 million of additional reserves recorded in Fiscal Year 2002 related to the estimated net realizable value of certain excess inventory. In addition, cost of goods sold in Fiscal Year 2002 includes $1.3 million related to the consolidation of European operations into the Rotterdam logistics center and $0.9 million for the write-down of the carrying value of certain inventory in the U.S. and Japan.

Selling, general and administrative expenses decreased $10.9 million, or 32.2%. This reduction is primarily attributable to charges recorded in Fiscal Year 2002 of $6.8 million reflecting increased reserves for accounts receivable, the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million, charges of $0.7 million for certain legal matters and claims in Germany and reserves for expenses involving a former employee.

Depreciation and amortization decreased $9.7 million, or 62.6%, primarily due to the write-off of $449.8 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

Operating loss for Fiscal Year 2003 was $1.8 million compared with a loss of $34.4 million in Fiscal Year 2002. In addition to the impact of the changes discussed above, the prior year also included non-recurring charges of $4.9 million for increased reserves related to excess inventory and $0.3 million related to asset impairment charges.

Transition Period compared with Predecessor Company 2001 Six Months. Products operating revenue decreased $13.1 million, or 19.1%. The continued absence of a strong NCP market and price competition impacted results. Management believes the Chapter 11 proceeding may have contributed to the loss of some sales opportunities. During the Transition Period, Products recorded NCP shipments of 331 units compared with 413 shipments in the prior period. Europe and the Asia Pacific region reflected decreases in revenue of $8.8 million and $6.1 million, respectively, partially offset by increased sales of modernization equipment in the U.S.

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

Depreciation and amortization decreased $9.3 million, or 76.2%, primarily due to the write-off of $449.8 million of goodwill as of January 1, 2002 in accordance with the Company’s adoption of SFAS No. 142.

Operating loss for Transition Period was $9.1 million compared to a loss of $17.2 million in the prior period. In addition to the impact of the changes discussed above, Products recorded approximately $3.9 million of restructuring charges in the Transition Period as part of the move from a direct sales force in the People’s Republic of China, Hong Kong and India to sales through distributors. These charges were partially offset by the reversal of certain accruals previously recorded primarily related to the closure of certain international operations.

Fiscal Year 2001 compared with Fiscal Year Ended 2000. Products operating revenue decreased $14.9 million, or 9.8%. The absence of a strong market, such as the Asia Pacific region in the mid-1990’s, increased price and competition from smaller manufacturers in certain product lines, and the lingering effects of technical difficulties in the scoring and back office systems introduced in 1998 also adversely impacted sales. Management believes the Chapter 11 proceeding may have contributed to the loss of some sales opportunities. During Fiscal Year 2001, Products recorded NCP shipments of 847 units compared with shipments of 1,513 units in Fiscal Year 2000.

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

Operating loss for Fiscal Year 2001 was $42.5 million compared to a loss of $45.9 million in Fiscal Year 2000 primarily attributable to the decrease in selling, general and administrative expenses as discussed above.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

The Company generally relies on cash flow from operations and borrowings under its $45.0 million Revolver to fund its liquidity and capital expenditure needs. The Company’s ability to repay its indebtedness will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings available or capacity under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

The Company’s indebtedness under the Old Credit Agreement was $620.1 million. This indebtedness was discharged and terminated in the Chapter 11 proceeding. As of February 28, 2002, the Company entered into the Credit Agreement. The Credit Agreement provided for a $290.0 million Term Facility maturing in February 2008 and the Revolver maturing in February 2007. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the Revolver as provided in the Credit Agreement, from $60.0 million to $45.0 million. This reduction will result in lower commitment fees in future periods.

As of September 17, 2003, there was $5.0 million of outstanding borrowings under the Revolver and $9.5 million of issued but undrawn standby letters of credit under the Revolver, leaving approximately $30.5 million available for additional borrowings or letters of credit. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

Liquidity

Fiscal Year 2003 compared with Fiscal Year 2002. As of June 29, 2003, working capital was $(10.4) million compared with working capital of $(7.4) million at June 30, 2002, a decrease of $3.0 million. The decrease in working capital at June 29, 2003 compared with June 29, 2002, was primarily attributable to an increase of $23.9 million in the current portion of long-term debt and decreases of $3.1 million in receivables and $4.9 million in inventory. This decrease in working capital was offset by an increase in working capital attributable to an increase of $22.1 million in cash and a decrease of $7.1 million in accounts payable and accrued expenses.

Net cash provided from operating activities was $91.3 million in Fiscal Year 2003 compared with $74.8 million in Fiscal Year 2002, an increase of $16.5 million. The increase primarily resulted from an increase in cash generated by working capital in Fiscal Year 2003 and an improvement in operating performance primarily through the reduction of operating expenses.

Net cash used in investing activities was $37.5 million in Fiscal Year 2003 compared with $46.7 million in Fiscal Year 2002, a decrease of $9.2 million. Purchases of property and equipment decreased by $8.9 million in Fiscal Year 2003. This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $7.6 million and a decrease in Products expenditures of $1.2 million.

Net cash used in financing activities was $26.0 million in Fiscal Year 2003 compared with $11.0 million in Fiscal Year 2002, an increase of $15.0 million. Payments of long-term debt and capital lease obligations exceeded proceeds by $26.0 million.

As a result of the aforementioned, cash increased by $22.1 million in Fiscal Year 2003 compared with an increase of $16.5 million in Fiscal Year 2002.

Transition Period compared with Predecessor Company 2001 Six Months. As of June 30, 2002, working capital was $(7.4) million compared with working capital of $(1,152.1) million at June 30, 2001, an increase of $1,144.7 million. The negative working capital at June 30, 2001 resulted from a reclassification of the debt under the Old Credit Agreement as current at December 31, 2000, because the Company was in default. Decreases in working capital at June 30, 2002 compared with June 30, 2001, were attributable to a decrease of $16.3 million in receivables and $8.2 million in inventory. This decrease in working capital was offset by an increase in working capital attributable to a decrease of $1,127.2 million in current portion of long-term debt, resulting primarily from the extinguishment of certain pre-petition long-term debt, an increase in cash and cash equivalents of $16.5 million, and a decrease of $3.3 million in accounts payable and a decrease of $22.1 million in accrued expenses.

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

Fiscal Year 2001 compared with Fiscal Year 2000. Working capital on December 31, 2001, was ($613.4) million compared with ($1,105.1) million on December 31, 2000, an increase of $491.7 million. As a result of a default under the Old Credit Agreement, the debt under the Old Credit Agreement was reclassified as current at December 31, 2000. Decreases in working capital were attributable to a decrease of $17.0 million in inventory, $15.7 million in accounts receivable and $21.5 million in cash. These decreases in working capital were offset by (i) an increase in working capital attributable to a decrease of $522.5 million in current portion of long-term debt resulting primarily from the reclassification of certain pre-petition long-term debt to liabilities subject to resolution in accordance with SOP 90-7, (ii) a decrease of $26.2 million in accounts payable and accrued expenses resulting primarily from the reclassification of certain pre-petition amounts to liabilities subject to resolution in accordance with SOP 90-7 and (iii) an increase of $1.5 million in other current assets.

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

There was no net cash provided by financing activities in Fiscal Year 2001 compared with $64.6 million in Fiscal Year 2000, a difference of $64.6 million. Proceeds from long-term debt decreased $82.0 million. Payments on long-term debt decreased $24.4 million. During Fiscal Year 2001, Worldwide borrowed and repaid $5.0 million under its debtor-in-possession financing facility. In Fiscal Year 2001, the Company made no principal payments under the Old Credit Agreement.

As a result of the aforementioned, cash decreased by $21.5 million in Fiscal Year 2001 compared with an increase of $26.2 million in Fiscal Year 2000.

Capital Resources

On June 29, 2003, the Company’s debt consisted of $262.2 million of borrowings under the Term Facility, $150.0 million of Subordinated Notes and $4.3 million represented by one mortgage note and three capitalized equipment leases. As of June 29, 2003, the Company had $35.8 million available for borrowing under the Revolver, with no amounts outstanding and $9.2 million of issued but undrawn standby letters of credit.

During Fiscal Year 2003, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver. The Company incurred cash interest expense of $36.5 million during Fiscal Year 2003. The Company made a scheduled payment of $2.1 million on June 30, 2003 on the Term Facility.

During Fiscal Year 2002, the Company did not accrue approximately $42.1 million of interest under the Old Subordinated Notes, which was discharged under the Plan.

The table below includes certain significant contractual obligations of the Company at June 29, 2003. This table should be read in conjunction with “Note 8. Long Term Debt” and “Note 12. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$414.2	$40.4	$77.8	$294.0	$2.0
Capital lease obligations	2.3	0.5	1.6	0.1	0.1
Operating lease obligations	217.8	26.4	71.5	119.9	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$634.3	$67.3	$150.9	$414.0	$2.1

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During Fiscal Year 2003, the Company sold the land and building associated with a bowling center for $0.6 million, the land associated with a bowling center that had been previously destroyed by fire for $0.2 million, and excess property for net proceeds of $0.4 million, all of which were located in the United States. The Company sold its three bowling centers in Hong Kong for $0.2 million. The selling activity related to the bowling centers in Hong Kong was initiated prior to the Transition Period.

Additionally, during Fiscal Year 2003, the Company closed one bowling center in the United Kingdom and two bowling centers in the United States. The Company also closed one bowling center in Australia and one center in the United States and currently has contracts to sell these two centers for an aggregate purchase price of approximately $4.9 million. The Company expects these contracts, which are subject to customary terms and contingencies, to close prior to the end of fiscal year 2004. However, there can be no assurance that the terms and contingencies will be satisfied or that the closings will occur.

Capital Expenditures

The Company’s capital expenditures were $38.9 million in Fiscal Year 2003 compared with $47.8 million in Fiscal Year 2002, a decrease of $8.9 million. This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $7.6 million as a result of reduced levels of planned spending and a reduction in the total number of bowling centers. In addition, Products expenditures decreased $1.2 million, of which $1.0 million related to the development of new scoring products and an upgrade to the billiards plant in Fiscal Year 2002.

Seasonality and Market Development Cycles

The following table sets forth U.S. Centers constant center revenue for the four quarters of Fiscal Year 2003 The “% of Total” for the four quarters of Fiscal Year 2003 represents the volume of revenue by quarter for that year and sums to 100%.

	Quarter ended
	September 29, 2002	December 29, 2002	March 30, 2003	June 29, 2003
Total Revenue	$92.2	$121.9	$141.6	$93.4
% of Total	20.5%	27.1%	31.5%	20.8%

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

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation during Fiscal Year 2003, the Transition Period, Fiscal Year 2001 or Fiscal Year 2000.

Recent Accounting Pronouncements

On July 1, 2002, the Company adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on certain extinguishments of debt. The Company modified the presentation of its financial results for the Transition Period with respect to its gain on discharge of debt, such that the previously reported gain is no longer classified as extraordinary.

On July 1, 2002, the Company adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long lived assets. The adoption of this standard did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. SFAS No. 146 became effective for exit and disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The provisions of this interpretation clarify the accounting for and disclosures of certain guarantees and requires the Company to record the fair value of any equipment sale repurchase agreements (as discussed in “Note 12. Commitments and Contingencies” in the Notes to Consolidated Financial Statements) that are executed or modified after December 31, 2002. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and did not have a material impact on the Company’s financial position as of June 29, 2003, or results of operations for the fiscal year 2003.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the transition and annual disclosure provisions of SFAS No. 123. SFAS No. 148’s amendment of disclosure provisions of SFAS No. 123 are effective for fiscal years ended after December 15, 2002. The Company has complied with these disclosure requirements and the adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments be classified as a liability or an asset in some instances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this standard as of June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial condition or impact its classification of any financial instruments.

On June 30, 2003, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides a model for use, in the context of a multiple deliverable arrangement, in determining how the arrangement consideration should be measured. The guidance in this EITF is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial condition.

Critical Accounting Policies

The Company’s significant accounting policies are summarized in “Note 4. Significant Accounting Policies” in the Notes to Consolidated Financial Statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the Board of Directors.

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

Deferred Tax Assets

As of June 29, 2003, the Company had approximately $218.1 million of gross deferred tax assets on its consolidated balance sheet. See “Note 11. Income Taxes” in the Notes to Consolidated Financial Statements for more information. Management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation reserve is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation reserve has been set up for the entire amount of the deferred tax asset. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements. At June 29, 2003, one interest rate cap agreement was outstanding. There are no other derivative instruments outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into additional interest rate cap agreements as it deems appropriate.

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

The following table provides information about the Company’s fixed and variable-rate debt at June 29, 2003, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$262.2	6.22%

The fair value of the Term Facility and the Subordinated Notes at June 29, 2003 was $262.2 million and $163.5 million, respectively.

On June 6, 2003, the Company entered into an interest rate cap agreement with Bank of America to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement. The table below summarizes the interest rate cap agreement at June 29, 2003:

Expiration Date	Notional Amount	Cap Rate(a)
June 6, 2004	$100.0	3.0%

(a) The cap rate is the 3 month U.S. Dollar-London Interbank Offer Rate (“USD-LIBOR”) quoted by Bank of America.

The Company paid a nominal fixed fee for the interest rate cap. The Company will receive quarterly payments from Bank of America if the quoted three month USD-LIBOR on the quarterly floating rate reset dates is above the cap rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15 are included in this Annual Report on Form 10-K beginning on page

F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its auditors effective May 15, 2002. On May 28, 2002, the Company, with the approval of its Audit Committee, engaged KPMG LLP (“KPMG”) as its independent auditors to replace Arthur Andersen. This followed the Audit Committee’s decision to seek proposals from independent accountants to audit the Company’s consolidated financial statements. Since May 15, 2002, there were no disagreements between the Company and KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KPMG’s satisfaction, would have caused it to make reference to subject matter in connection with its report on the Company’s consolidated financial statements for such period; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of the Company’s management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

Immediately prior to the Effective Date, Worldwide’s Board of Directors consisted of seven members, the majority of whom were affiliated with the investor group that acquired the Company in 1996 (the “Old Board”). As of the Effective Date and pursuant to the Plan, the Old Board ceased to serve and seven members were appointed to the Board of Directors (the “Board”) pursuant to the Plan. One of the directors resigned on July 8, 2002 and a second resigned on December 6, 2002. The Board has not appointed their replacements. Each of the current directors is elected to serve a one-year term or until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The Amended and Restated Bylaws of Worldwide, which became effective pursuant to the Plan on the Effective Date, provide that Worldwide was not required to hold a meeting of stockholders to elect directors during 2002. Worldwide has not held a meeting of stockholders in 2003.

The following persons are Worldwide’s current directors. Each of the directors began serving on the Effective Date.

Thomas M. Fuller, 37, has been a Director with Angelo Gordon & Co., L.P. since 2000. From 1993 to 2000, he was a Vice President with Nomura Holdings America Inc., where he was a member of the Special Situations Investment Group. Mr. Fuller also serves as a director of ESP Holdings, an environmental testing company.

Philip L. Maslowe, 56, is Chairman of the Board. He was Executive Vice President and Chief Financial Officer with The Wackenhut Corporation from March 2000 to March 2002. Mr. Maslowe joined The Wackenhut Corporation in August 1997 as Senior Vice President and Chief Financial Officer. Mr. Maslowe also serves on the Board of Directors of Mariner Health Care, Inc.

Meridee A. Moore, 45, co-founded WS Partners, L.L.C. (“WS Partners”) and Watershed Asset Management, L.L.C. (“Watershed”) in July, 2002. Ms. Moore is currently Senior Managing Member and majority owner of WS Partners and Watershed. WS Partners is the general partner of certain investment funds and Watershed is an investment adviser to certain managed accounts. Prior to founding WS Partners, Ms. Moore was a Managing Member of Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C.

Mark D. Sonnino, 43, has been a Principal with Satellite Asset Management, L.P. since 1999. Mr. Sonnino was previously employed at Soros Fund Management LLC from 1988 through 1999, most recently as Managing Director and Head of Research for the Arbitrage, High Yield and Distressed Securities Department.

George W. Vieth, Jr., 47, was named Interim President and Chief Executive Officer of Worldwide on December 6, 2002. Prior to accepting this position, he served as a Director of AMF and the Chairman of the Audit Committee since March 2002. Mr. Vieth was a consultant with Chrysalis Ventures, a venture capital firm, from October 2001 to December 2002. Mr. Vieth was Vice President of Strategy and Systems at Humana, Inc., a group health insurance carrier, from August 1996 to August 1997; he became Senior Vice President in August 1997, and served in such position until he resigned in October 2001.

Committees of the Board

Prior to the Effective Date, the Old Board did not have separate committees; the Board of Directors of AMF Bowling, the Company’s former indirect parent, had three standing committees - Audit, Compensation and Executive - which functioned in accordance with their purposes for both AMF Bowling and Worldwide.

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

Compensation Committee. The Compensation Committee is responsible for reviewing, approving and evaluating annually the Company’s officer and director compensation plans, policies and programs. The Compensation Committee also annually reviews and approves corporate goals and objectives relevant to the chief executive officer’s compensation, evaluates the chief executive officer’s performance and recommends to the Board the chief executive officer’s compensation levels based on this evaluation. The Compensation Committee is authorized, among other things, to grant awards under and to administer the Company’s 2002 Stock Option Plan (the “2002 Stock Option Plan”), which was adopted by the Company as of the Effective Date, pursuant to the Plan. The members of the Compensation Committee are Ms. Moore (Chair), Mr. Maslowe, Mr. Fuller and Mr. Sonnino. Mr. Vieth served as a member of the Compensation Committee until February 27, 2003.

Executive Officers

The following table sets forth information concerning the executive officers of Worldwide as of September 26, 2003.

Name	Age	Position
George W. Vieth, Jr.	47	Interim President and Chief Executive Officer
John B. Walker	47	President and Chief Operating Officer, Products
Christopher F. Caesar	38	Senior Vice President, Chief Financial Officer and Treasurer
Timothy N. Scott	44	Senior Vice President, Marketing

George W. Vieth, Jr. was named Interim President and Chief Executive Officer of Worldwide on December 6, 2002. Mr. Vieth was a consultant with Chrysalis Ventures, a venture capital firm, from October 2001 to December 2002. Mr. Vieth was Vice President of Strategy and Systems at Humana, Inc., a group health insurance carrier, from August 1996 to August 1997; he became Senior Vice President in August 1997, and served in such position until he resigned in October 2001.

John B. Walker was named interim President and Chief Operating Officer of Products on January 31, 2003, and was elected President and Chief Operating Officer of Products on April 8, 2003. Mr. Walker came to Products in 1998 to run the Company’s consumer products business. He became the Vice President of North American Sales and was promoted to Senior Vice President, Global Sales and Service in 2001. Prior to joining the Company, he was Executive Vice President for Crestar Investment Group.

Christopher F. Caesar has been Senior Vice President, Chief Financial Officer and Treasurer since September 2001. He had been Vice President and Treasurer of Worldwide since returning to the Company in February 1999. He joined the Company in 1996 as Director of Financial Planning and Investor Relations. In July 1998, he resigned from the Company. From July 1998 to January 1999, he was Vice President of Corporate Strategy for Danka Business Systems, PLC, a business systems provider.

Timothy N. Scott has been Senior Vice President, Marketing since November 1999. Prior to joining the Company, he served as Vice President, Marketing and Advertising, from January 1999 to October 1999, and Vice President, Creative Services, from January 1997 to January 1999, of Long John Silver’s Restaurants, a restaurant franchiser.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the Effective Date, the former shares of Worldwide were wholly owned by Group Holdings and were not subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934. The Company’s Common Stock and Warrants are not registered under Section 12 of that Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the year ended June 29, 2003, for the Transition Period and for each of the years ended December 31, 2001 and 2000, compensation for the Chief Executive Officer, each of the four other most highly compensated executive officers of the Company who were serving as executive officers at June 29, 2003, and the Company’s former President and Chief Executive Officer, Executive Vice President, Chief Administrative Officer, Executive Vice President and Chief Operating Officer- Products, who left the Company during Fiscal Year 2003 and Executive Vice President and Chief Operating Officer - US Centers, who left the Company on July 24, 2003 (the “Named Executive Officers”).

		Annual Compensation				Long-Term Compensation Awards
						Restricted Stock Award($)		Securities Underlying Stock Options(#)(d)
Name and Principal Position	Period (a)	Salary($)		Bonus($)(b)	Other Annual Compensation($)(c)				All Other Compensation($)(e)
George W. Vieth, Jr. Interim President and Chief Executive Officer	2003	196,539	(f)	275,000	—	—		130,000	—

Roland C. Smith (g) President and Chief Executive Officer	2003 2002 2001 2000	459,499 336,539 621,923 594,228		— 630,001 1,001,314 224,999	— — — —	— 3,248,046 — —	(h)	— 153,282 — —	— — — 1,580

Frederick G. Kraegel (i) Executive Vice President, Chief Administrative Officer	2003 2002 2001	288,555 143,000 105,770	(j)	28,800 — 48,000	— 7,290 —	— — —		— 75,000 —	— 9,000 1,430

John H. Smith (k) Executive Vice President, Chief Operating Officer U.S. Centers	2003 2002	249,999 81,730	(l)	31,250 31,250	— —	— —		— 75,000	4,878 20,833

John B. Suddarth (m) Executive Vice President, Chief Operating Officer Products	2003 2002 2001	293,999 119,999 193,845	(n)	24,600 99,600 45,000	— 6,682 6,456	— — —		— 75,000 —	— 9,775 10,085

Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer	2003 2002 2001 2000	218,269 100,000 154,164 132,751		21,900 121,900 187,876 56,701	— 6,682 6,456 —	— — — —		— 50,000 — —	2,423 8,250 8,734 3,790

Timothy N. Scott Senior Vice President, Marketing	2003 2002 2001 2000	223,001 109,907 215,381 207,836		11,150 92,556 202,830 57,959	— 6,682 6,456 —	— — — —		— 50,000 — —	— 8,250 9,226 66,435

John B. Walker (o) President and Chief Operating Officer Products	2003	209,615		20,500	—	—		—	—

(a)	For 2003, represents the year ended June 29, 2003. For 2002, represents the Transition Period. For 2001 and 2000, represents year ended December 31.
(b)	With respect to Named Executive Officers who remain employed by the Company, includes annual bonus paid or to be paid as well as (1) cash payments in 2001 in lieu of stock option grants as follows: $27,062 to Mr. Caesar and $42,152 to Mr. Scott, and (2) retention bonus payments as follows: to Mr. Caesar, $71,172 in 2001 and $100,000 in 2002; and to Mr. Scott, $81,406 in both 2001 and 2002.
(c)	Represents amounts paid to reimburse executives for the taxes payable on matching contributions made by Worldwide under a variable annuity matching plan.
(d)	For the Transition Period, options to purchase shares of Common Stock.

(e)	Represents for the Transition Period matching contributions made by the Company under a variable annuity matching plan of $9,000 for Mr. Kraegel and $8,250 each for Mr. Suddarth, Mr. Scott and Mr. Caesar, relocation for Mr. J. Smith, and legal fee reimbursement for Mr. Suddarth. For 2003, represents contributions made by the Company under a variable annuity matching plan of $2,243 for Mr. Caesar and relocation for Mr. J. Smith of $4,878.
(f)	Mr. Vieth was named Interim President and CEO on December 6, 2002. His annualized rate of salary for 2003 was $350,000.
(g)	Mr. R. Smith’s employment with the Company terminated on January 31, 2003; he ceased being President and Chief Executive Officer effective December 6, 2002 Subsequent to his termination, all options granted to Mr. R. Smith were forfeited.
(h)	Amount shown represents the fair value, based on a price of $21.19 per share, of Common Stock as of March 8, 2002, the date of the award.
(i)	Mr. Kraegel’s employment with the Company terminated on July 8, 2002. Subsequent to his termination, all options granted to Mr. Kraegel were forfeited.
(j)	Mr. Kraegel’s employment with the Company began in August 2001. His annualized rate of salary for 2001 was $275,000.
(k)	Mr. J. Smith’s employment with the Company terminated on July 24, 2003. At his termination, his unvested options to purchase 50,000 shares of Common Stock were forfeited.
(l)	Mr. J. Smith’s employment with the Company began in March 2002. His rate of salary over the full 6 months of the Transition Period was $125,000.
(m)	Mr. Suddarth’s employment with the Company terminated on January 31, 2003. Subsequent to his termination, all options granted to Mr. Suddarth were forfeited.
(n)	Mr. Suddarth’s employment with the Company began in March 2001. His annualized rate of salary for 2001 was $240,000.
(o)	Mr. Walker was named President and Chief Operating Officer Products on April 3, 2003.

Option Grants During the Fiscal Year Ended June 29, 2003

The following table provides information with respect to stock option grants made to the Named Executive Officers during Fiscal Year 2003.

Name	Number Of Securities Underlying Options Granted (#)(a)	Percent Of Total Options Granted To Employees During Fiscal Year	Exercise Or Base Price ($/Sh)	Grant Date Market Price ($/Sh) (b)	Expiration Date	Grant Date Present Value (s)
George W. Vieth, Jr. (e)	30,000	23%	$21.19	—	3/8/2009	$216,600	(c)
George W. Vieth, Jr. (f)	100,000	77%	$21.19	$18.25	12/6/2009	$805,000	(d)

(a)	The options were granted under the 2002 Stock Option Plan and vest one year after issuance, subject to Mr. Vieth’s continued employment with the Company.
(b)	Represents the market price on February 27, 2003.
(c)	Reflects Black-Scholes valuation of $7.22 per share. For purposes of this valuation, the following assumptions were used: expected dividend yield of 0.0%, expected volatility of 30.0%, average risk free interest rate of 4.09%, and expected life of 5 years.
(d)	Reflects Black-Scholes valuation of $8.05 per share. For purposes of this valuation, the following assumptions were used: expected dividend yield of 0.0%, expected volatility of 46.4%, average risk free interest rate of 2.75%, and expected life of 6 years.
(e)	Issued on July 25, 2002. Mr. Vieth became Interim President and Chief Executive Officer on December 6, 2002.
(f)	Mr. Vieth has the right to return any of the options granted to him and receive payment equal to $2 per option, regardless of the one-year vesting period, upon the occurrence of certain stated events.

Aggregated Stock Option Exercises and Fiscal Year-End Option Values

The following table provides information regarding the number and value of unexercised stock options at June 29, 2003, for the Named Executive Officers. No Named Executive Officer exercised any stock options in Fiscal Year 2003, the Transition Period or Fiscal Year 2002.

	Number of Securities Underlying Unexercised Stock Options at June 29, 2003 (#)		Value of Unexercised In-the Money Stock Options at June 29, 2003 ($)(a)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Vieth, Jr.	10,000	120,000	$58,100	$697,200
Christopher F. Caesar	16,667	33,333	96,833	193,667
Timothy N. Scott	16,667	33,333	96,833	193,667
John B. Walker	11,333	22,667	65,847	131,693
John H. Smith (b)	25,000	50,000	145,250	290,500

(a)	Market value of underlying securities at June 27, 2003 (the last business day of Fiscal Year 2003) of $27.00 per share minus the exercise price of $21.19 per share.
(b)	Mr. Smith’s employment with the Company terminated on July 24, 2003, at which time the unvested options to purchase 50,000 shares were forfeited.

Worldwide is authorized to issue up to 1,839,388 shares of Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for capital adjustments as provided under the 2002 Stock Option Plan) pursuant to stock options to be granted to certain officers, employees, consultants, and non-employee directors of Worldwide and its affiliates. Shares allocated to stock options granted under the 2002 Stock Option Plan that are later forfeited, expire or otherwise terminate may again be used for grants under the 2002 Stock Option Plan. The independent directors on the Compensation Committee are authorized to make grants and various other decisions under the 2002 Stock Option Plan and to make determinations as to a number of the terms of the awards granted under the 2002 Stock Option Plan. As of the Effective Date, the Company granted stock options under the 2002 Stock Option Plan covering a total of 919,282 shares of Common Stock. The 100,000 options granted to Mr. Vieth under his employment agreement have an exercise price of $21.19 per share, generally vest on December 6, 2003, and expire after December 5, 2009. The other options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on March 8, 2003 and expire on the seventh anniversary of the Effective Date.

The 2002 Stock Option Plan will terminate ten years after the Effective Date. However, awards outstanding as of that date will not be affected or impaired by the termination. The Board and the independent directors on the Compensation Committee have authority, respectively, to amend the 2002 Stock Option Plan and awards granted thereunder, subject to the terms of the 2002 Stock Option Plan. On September 25, 2002, the Company granted stock options under the 2002 Stock Option Plan covering an additional 200,000 shares of Common Stock to the outside directors. As of June 29, 2003, a total of 893,388 shares of Common Stock remained available for grant under the 2002 Stock Option Plan. In addition, as of July 24, 2003, options covering 50,000 shares of Common Stock, which had been granted to Mr. J. Smith, were canceled and those shares are again available for future grants. As a result of the foregoing, as of September 26, 2003, a total of 943,388 shares of Common Stock remain available for grant under the 2002 Stock Option Plan.

Prior to the Effective Date, certain of the Company’s employees were eligible to participate in AMF Bowling’s 1996 Stock Incentive Plan and 1998 Stock Incentive Plan (collectively, the “AMF Bowling Stock Incentive Plans”). As of June 29, 2003, no options remained outstanding under the AMF Bowling Stock Incentive Plans. Options to acquire 107,500 shares of AMF Bowling were issued in 2000 under the AMF Bowling Stock Incentive Plans. The option agreements generally provided that options issued under these plans would be cancelled 90 days after the affiliation between AMF Bowling and the Company ended. Such affiliation ended on the Effective Date.

Employment Agreements

Mr. George Vieth was named Interim President and Chief Operating Officer on December 6, 2002, and entered into an employment agreement with Worldwide effective as of that date. The agreement expires on December 31, 2003. The agreement may be extended by the written agreement of both parties and approval by the Board. Mr. Vieth’s annual base salary under this agreement is $350,000. In addition, he received a retention bonus of $275,000 on March 31, 2003.

Under his employment agreement, Mr. Vieth was also granted stock options to purchase 100,000 shares of Common Stock at an exercise price equal to $21.19 per share. The options will vest on December 6, 2003, or earlier upon Mr. Vieth’s death; his termination for Disability, without Cause, or with Good Reason (as such terms are defined in the agreement); or upon a Change in Control (as defined in the agreement). Under certain conditions, Mr. Vieth has the right under the agreement to return any of the options and to receive $2.00 per option from Worldwide. In addition, if there is a Change in Control within a specified time, Mr. Vieth has the right to return the options and receive a payment of $8.81 per option. Any unexercised options will expire after December 5, 2009.

Mr. Roland Smith served as President and Chief Executive Officer from April 28, 1999 until December 6, 2002. His employment terminated on January 31, 2003. Mr. Smith entered into an employment agreement dated April 28, 1999, with AMF Bowling for an employment period that ended April 29, 2002 (the “Prior Smith Employment Agreement”). Under the Prior Smith Employment Agreement, Mr. Smith held the positions of President and Chief Executive Officer of AMF Bowling and Worldwide. His annual base salary under the Prior Smith Employment Agreement was $630,000 in 2001. He received bonuses totaling $1,001,314 in 2001. The Prior Smith Employment Agreement was assumed by Worldwide in December 2000.

On November 9, 2000, the Old Board approved a Senior Executives Retention Plan (the “Senior Executives Plan”), which in addition to approving the assumption of the Prior Smith Employment Agreement, the Senior Executives Plan provided for a bonus for Fiscal Year 2000 to be paid on March 31, 2001 in a fixed amount equal to 50% of the Fiscal Year 2000 bonus target; a cash payment equal to 25% of annual base salary in lieu of stock option grants, also to be paid on March 31, 2001; and a cash retention bonus equal to 200% of Mr. Smith’s base annual salary.

The Prior Smith Employment Agreement was superseded by an amended and restated employment agreement dated February 1, 2002 with Worldwide (the “New Smith Employment Agreement”). The Bankruptcy Court approved the New Smith Employment Agreement as part of the Plan and it became effective on the Effective Date. Under the New Smith Employment Agreement, Mr. Smith continued to serve as President and Chief Executive Officer of the Company. Mr. Smith’s annual base salary in 2002 under the New Smith Employment Agreement was $700,000. He was eligible to receive an annual bonus of up to 150% of his base salary, based on the attainment of qualitative and quantitative performance goals.

The New Smith Employment Agreement provided for payment of all earned but unpaid compensation and benefits, and certain severance benefits if Mr. Smith’s employment was terminated by the Company without Cause (as defined in the agreement) or if Mr. Smith terminated his employment for Good Reason (as also defined in the agreement). Severance benefits include a pro-rated annual bonus, a lump sum payment equal to two times his then annual base salary and target annual bonus for that year and continuation of medical plan coverage for two years following termination. Payment of the severance benefits was conditioned on Mr. Smith executing a release of claims against the Company. No severance benefits were payable upon Mr. Smith’s resignation and termination of employment effective January 31, 2003.

Under the New Smith Employment Agreement, as of the Effective Date, Mr. Smith was granted stock options to purchase 153,282 shares of Common Stock at an exercise price equal to $21.19 per share. Mr. Smith’s stock options would have expired on March 8, 2009. One-third of the options vested after each of the first, second and third anniversaries of the Effective Date, subject to Mr. Smith’s continued employment with the Company. Mr. Smith was also granted a restricted stock award of 153,282 shares of Common Stock. The grant is subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares vest after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. None of the options or the restricted shares was vested at the time of Mr. Smith’s termination of employment effective January 31, 2003.

Under the New Smith Employment Agreement, Mr. Smith was also eligible to receive a lifetime nonqualified supplemental retirement benefit beginning at age 65 that would have been equal to 2% of his average annual base salary (as described below) over the highest three years during the ten years before his retirement, multiplied by his years of service with Worldwide since May 1, 1999; provided, however, that this benefit will be offset by any benefit payable from any tax-qualified retirement plan maintained by Worldwide. This supplemental retirement benefit vested ratably over 84 months of service beginning on May 1, 1999. The compensation taken into account in determining Mr. Smith’s retirement benefit was the salary amount disclosed under “Annual Compensation” in the Summary Compensation Table. Mr. Smith completed 45 months of service as of his termination of employment. The retirement benefit is payable in the form of a single life annuity beginning at Mr. Smith’s attainment of age 65. The benefit may begin to be paid prior to Mr. Smith’s attainment of age 65 under certain circumstances, and may, at Mr. Smith’s election, be paid in the form of an actuarially equivalent lump sum or a 50% joint and survivor annuity instead of in the form of a single life annuity.

Mr. John Smith entered into an employment agreement with Worldwide on January 22, 2002. Mr. Smith was employed until July 24, 2003, as the Executive Vice President and Chief Operating Officer – U.S. Centers. During his employment, Mr. Smith was entitled to an annual base salary of not less than $250,000 and an annual bonus of up to 50% of his annual base salary based on U.S. Centers performance. Mr. Smith was also entitled to such benefits as were generally available to other senior officers of Worldwide, including relocation benefits. If Mr. Smith’s employment was terminated by Worldwide for other than cause or willful misconduct, he was eligible for 12 months of severance pay and an allocable portion of bonus for the year of termination.

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

Mr. John Suddarth entered into an employment agreement with AMF Products on March 15, 2001. Mr. Suddarth was employed as the Chief Operating Officer of AMF Products and served as an Executive Vice President of Worldwide. During his employment, Mr. Suddarth was entitled to receive an annual base salary of $240,000, an annual bonus of up to 50% of his annual base salary based on the attainment of certain performance objectives approved by the Board of Worldwide, and a special bonus for 2001, 2002 and 2003 equal to 5% of Products’ earnings before interest, taxes, depreciation and amortization that exceeds $45 million during those years. Mr. Suddarth resigned effective January 31, 2003 and received a payment of $150,000 in consideration of a release and non-competition agreement.

Mr. Frederick Kraegel entered into an employment agreement with Worldwide dated as of August 8, 2001, with an addendum dated April 25, 2002. Mr. Kraegel served as Senior Vice President and Chief Administrative Officer until his termination on July 8, 2002. He was originally employed at an annual base salary of $275,000. As of January 28, 2002, his annual base salary was increased to $288,000. He was eligible for an annual bonus of up to 50% of base salary if certain targets based on annual performance objectives were met. This bonus was pro-rated for 2001. He was also entitled to such benefits as were generally available to other senior executives of Worldwide. Upon his termination of employment on July 8, 2002, he entered into an agreement with Worldwide under which his salary and certain benefits were continued for 12 months. In addition, he was eligible for his Fiscal Year 2002 six month bonus.

During 2000, the Company adopted a Bonus, Severance and Retention Program for Certain Employees (the “Retention Program”) containing several separate provisions. The Retention Program covered each of the executive officers listed in the Summary Compensation Table except for Mr. Vieth, Mr. Kraegel, Mr. Suddarth and Mr. J. Smith, who were not employees at the time. This Retention Program implemented an enhanced severance plan (the “Severance Plan”) for certain managers providing for a lump sum payment of up to 12 months of annual base salary following termination of employment by the Company under certain circumstances, as well as payment of an allocable portion of the bonus for the year in which the manager is terminated. This Severance Plan remained in effect for one year following the Effective Date. In addition to the Retention Program, the Company has a severance plan for its senior managers that provide managers with severance benefits of 3 to 12 months depending on their position. This plan will continue after the expiration of the Retention Program. Managers could not receive benefits under both the Retention Program and the severance plan.

The Retention Program also changed the target for payment of fiscal year 2000 bonuses for all bonus eligible employees and provided for cash payments in lieu of calendar year 2000 stock option grants for all option eligible employees. Payments in each case were to be made on March 31, 2001 to eligible employees who were employed on that date. Mr. Walker, Mr. Caesar and Mr. Scott were covered by these provisions.

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

Compensation of Directors

As of the Effective Date, directors on the Board who are not employed by the Company are paid the following fees for their services as a director: an annual retainer of $30,000 for service as a director; a meeting fee of $2,000 to the Chairman of the Board for attending each meeting of the Board; a meeting fee of $2,000 to the chairman of each committee of the Board for attending each meeting of the committee; and unless otherwise described above, a meeting fee of $1,000 (a) to each director for attending each meeting of the Board and (b) to each committee member, and to each other invited director, for attending each meeting of a committee. In addition, Mr. Maslowe receives $125,000 a year for additional services rendered as Chairman of the Board. Non-employee directors are also reimbursed for travel and other expenses reasonably incurred in connection with Company business. In addition, on September 25, 2002, each non-employee director was granted an option to purchase 30,000 shares of Common Stock under the 2002 Stock Option Plan for a total of 150,000 shares, and Mr. Maslowe as Chairman was also granted an additional option to purchase 50,000 shares. All the options were granted at an exercise price of $21.19 per share, vest over a three year period beginning on March 8, 2003 (or, if earlier, upon a change in control of the Company), and expire on the seventh anniversary of the Effective Date. Additionally, in Fiscal Year 2003, Mr. Maslowe was granted an option to purchase 80,000 shares at an exercise price of $21.19 per share. Vesting under this grant is contingent upon a covered change of control, as defined by the option agreement and expires in ten years. The option to purchase 50,000 shares will vest immediately upon a change of control, and the remaining 30,000 shares will vest immediately upon a change of control in which the per share value received by the Company equals or exceed $28.00.

Prior to the Effective Date, each director of Worldwide, who was also a director of AMF Bowling, received compensation as discussed below. Directors, who were officers or employees of AMF Bowling or Worldwide or who were affiliated with Goldman Sachs and Co. (“Goldman Sachs”), which led the investor group that acquired the Company in 1996, received no compensation for service as members of the Old Board or the Board of Directors of AMF Bowling or its committees. Directors who were not officers or employees of AMF Bowling or Worldwide or affiliated with Goldman Sachs, received a $2,000 fee for attending each meeting of the Board of Directors of AMF Bowling and a $1,000 fee for attending each committee meeting. All directors’ reasonable expenses for attending those board and committee meetings and related duties were reimbursed by AMF Bowling.

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

The Board has a compensation committee consisting of four members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below reflects the number of shares of Common Stock beneficially owned as of August 29, 2003, by each of the Company’s current executive officers and directors and each person who is known by the Company to own beneficially more than 5% of Common Stock. The information set forth below was provided to the Company by the beneficial owners named below, without any independent verification by the Company. Unless indicated otherwise, each beneficial owner is deemed to have sole voting and investment power with respect to all shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC.

Name of Beneficial Owner and Address	Number of Shares Beneficially Owned as of August 29, 2003		Percent of Class of Common Stock
AMF Debt Investors, L.L.C. (1) c/o Farallon Capital Management, L.L.C. One Maritime Plaza, Suite 1325 San Francisco, California 94111	1,898,102		19.0
AMF Debt Investors II, L.L.C. (1) c/o Farallon Capital Management, L.L.C. One Maritime Plaza, Suite 1325 San Francisco, California 94111	350,433		3.5
Oaktree Capital Management, L.L.C. 333 South Grand Avenue, 28th Floor Los Angeles, California 90071	2,798,689	(7)	26.0
Satellite Asset Management, L.P. (2) 10 East 50th Street, 21st Floor New York, New York 10022	1,442,974		14.4
AG Capital Funding Partners, L.P. (3) c/o Angelo Gordon & Co., L.P. 245 Park Avenue, 26th Floor New York, New York 10167	104,020		1.0
Silver Oaks Capital, L.L.C. (3) c/o Angelo Gordon & Co., L.P. 245 Park Avenue, 26th Floor New York, New York 10167	1,733,647		17.3
Third Point Management Company, L.L.C. (4) 360 Madison Avenue, 24th Floor New York, New York 10017	600,373		6.0
River Run Management, L.L.C. (5) 360 Madison Avenue, 24th Floor New York, New York 10017	551,751		5.5
Blavin & Company, Inc. (6) 7025 N. Scottsdale Road, Suite 320 Scottsdale, AZ 85253	665,706		6.7
Christopher F. Caesar (8)	16,667		*
Thomas M. Fuller (9)	10,000		*
Philip L. Maslowe (10)	26,667		*
Meridee A. Moore (11)	10,000		*
Timothy N. Scott (12)	16,667		*
Mark D. Sonnino (13)	10,000		*
George W. Vieth, Jr. (14)	10,000		*
John B. Walker (15)	11,333		*
All Executive Officers and Directors (16)	111,334		1.1

*	Equals less than one percent.

(1)	Each of AMF Debt Investors, L.L.C. (“Debt Investors I”) and AMF Debt Investors II, L.L.C. (“Debt Investors II”) holds directly in its name the number of shares listed above. The sole manager of Debt Investors I and Debt Investors II is Farallon Capital Management, L.L.C. (“FCM”), a registered investment advisor. FCM, as manager of Debt Investors I and Debt Investors II, and each managing member of FCM, may be deemed to be the beneficial owner, for purposes of Rule 13d-3 of the Exchange Act, of the shares held by Debt Investors I and Debt Investors II. Meridee Moore, a director of Worldwide, was a managing member of FCM until June 30, 2002. Ms. Moore is currently Senior Managing Member of WS Partners, L.L.C. and Watershed Asset Management, L.L.C. (“Watershed”). Watershed serves as a subadvisor to FCM and its affiliates on certain investments. FCM, and each managing member of FCM, disclaims any beneficial ownership of such shares. Such entities and persons may be deemed to share voting and dispositive power with respect to the shares, but they disclaim group attribution.
(2)	Affiliated with Mr. Sonnino.
(3)	Affiliated with Mr. Fuller.
(4)	Ownership information is based on the Schedule 13G filed on February 13, 2003. According to Schedule 13G, Third Point Management Company, L.L.C. (“Third Point”) is an investment manager or advisor to a variety of hedge funds and managed accounts. As such, Third Point shares voting and dispositive power regarding the 600,373 shares of Common Stock held by those funds and accounts. Daniel S. Loeb is the managing member of Third Point and controls its business activities. Mr. Loeb also shares voting and dispositive power regarding the 600,373 shares of Common Stock held in the funds and accounts discussed above.
(5)	Ownership information is based on the Schedule 13G filed on April 23, 2003. According to the Schedule 13G, River Run Management, L.L.C. (“River Run”) is an investment manager and management company to, and exercises investment discretion over the accounts of, a number of investment vehicles. As such, River Run shares voting and dispositive power regarding the 546,251 shares of Common Stock held by those vehicles. Ian G. Wallace is the managing member of River Run. Mr. Wallace shares voting and dispositive power regarding the 546,251 shares of Common Stock held in the vehicles discussed above and has sole voting and dispositive power regarding 5,500 shares of Common Stock.
(6)	Ownership information is based on the Schedule 13G filed on February 14, 2003. According to the Schedule 13G, Blavin & Company, Inc. (“Blavin & Company”) is an investment advisor for four institutional clients. As such, Blavin & Company shares voting and dispositive power regarding the 665,706 shares of Common Stock held by those clients. Paul W. Blavin is the principal of Blavin & Company. Mr. Blavin also shares voting and dispositive power regarding the 665,706 shares held by those four clients discussed above.
(7)	Includes 784,400 shares of Common Stock that could be acquired by Oaktree Capital Management, LLC within six months pursuant to Warrants.
(8)	Consists of 16,667 currently exercisable options.
(9)	Consists of 10,000 currently exercisable options.
(10)	Consists of 26,667 currently exercisable options.
(11)	Consists of 10,000 currently exercisable options.
(12)	Consists of 16,667 currently exercisable options.
(13)	Consists of 10,000 currently exercisable options.
(14)	Consists of 10,000 currently exercisable options.
(15)	Consists of 11,333 currently exercisable options.
(16)	Consists of 111,334 currently exercisable options.

Equity Compensation Plan Information as of June 29, 2003

The following table provides information with respect to compensation plans under which shares of Common Stock are authorized for issuance as of June 29, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	946,000	$21.19	893,388

Equity compensation plans not approved by security holders	—	—	—

Total	946,000	$21.19	893,388

(a)	Represents options granted under the 2002 Stock Option Plan. See “Aggregated Stock Option Exercises and Fiscal Year End Option Values” in Item 11 for a description of the plan. The 2002 Stock Option Plan was part of the Plan confirmed by the Bankruptcy Court.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)	Financial Statements

Independent Auditors’ Report.

Report of Independent Public Accountants.

Consolidated Balance Sheets as of June 29, 2003 and June 30, 2002.

Consolidated Statements of Operations for the year ended June 29, 2003, four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001 and 2000.

Consolidated Statements of Cash Flows for the year ended June 29, 2003, four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity for the year ended June 29, 2003, four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001 and 2000.

Consolidated Statements of Comprehensive Income (Loss) for the year ended June 29, 2003, four months ended June 30, 2002, two months ended February 28, 2002 and the years ended December 31, 2001 and 2000.

Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data (unaudited).

(B)	Reports on Form 8-K

None.

(C)	Exhibits

2.1	Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 2.1, for the year ended December 31, 2001 (File No. 001-12131)).
2.2	Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.1	Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 13.00% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).
4.3	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.4	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.5	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
10.1	Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 31, 1999 (File No. 001-13539)). *

10.2	Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 31, 1999 (File No. 001-13539)). *
10.3	Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2000 (File No. 001-12131)). *
10.4	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.38, for the year ended December 31, 2000 (File No. 001-12131)). *
10.5	Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.39, for the year ended December 31, 2000 (File No. 001-12131)). *
10.6	Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.41, for the year ended December 31, 2000 (File No. 001-12131)). *
10.7	Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.43, for the year ended December 31, 2000 (File No. 001-12131)). *
10.8	Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
10.9	AMF Bowling Worldwide, Inc. 2002 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)). *
10.10	Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2001 (File No. 001-12131)). *
10.11	Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001 (File No. 001-12131)). *
10.12	Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001 (File No. 001-12131)). *
10.13	Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 2001 (File No. 001-12131)). *
10.14	Addendum dated April 25, 2002, to Employment Letter, dated as of August 8, 2001, between AMF Bowling Worldwide, Inc. and Frederick G. Kraegel (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarterly period ended March 31, 2002 (File No. 001-12131)). *
10.15	Employment Agreement, dated as of December 6, 2002, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 30, 2003 (File No. 001-12131)). *
10.16	Grant Notice and Option Agreement, dated as of March 17, 2003, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 30, 2003 (File No. 001-12131)). *
10.17	Grant Notice and Option Agreement, dated as of April 16, 2003, between AMF Bowling Worldwide, Inc. and Philip Maslowe (filed herewith).*

21.1	Subsidiaries of the Company (filed herewith).
31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of September, 2003.

AMF BOWLING WORLDWIDE, INC.

By:	/s/ George W. Vieth, Jr.
George W. Vieth, Jr.
Interim President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby authorizes George W. Vieth, Jr., and Christopher F. Caesar, and each of them, to sign this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, and appoints each such person as attorney-in-fact to sign on his or her behalf individually and in each capacity stated below.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 29th day of September, 2003.

Signature	Title
/s/ George W. Vieth, Jr. George W. Vieth, Jr.	Director, Interim President and Chief Executive Officer (principal executive officer)

/s/ Philip L. Maslowe Philip L. Maslowe	Director and Chairman

/s/ Christopher F. Caesar Christopher F. Caesar	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Thomas M. Fuller Thomas M. Fuller	Director

/s/ Meridee A. Moore Meridee A. Moore	Director

/s/ Mark D. Sonnino Mark D. Sonnino	Director

/s/ W. Thomas Didlake, Jr. W. Thomas Didlake, Jr.	Vice President and Corporate Controller (principal accounting officer)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 29, 2003

AMF BOWLING WORLDWIDE, INC.

INDEX

Page
Financial Statements

Independent Auditors’ Report	F-2
Report of Independent Public Accountants	F-3
Consolidated Balance Sheets as of June 29, 2003 and June 30, 2002	F-4
Consolidated Statements of Operations for the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001 and 2000	F-6

Consolidated Statements of Stockholders’ Equity for the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001 and 2000

F-7

Consolidated Statements of Comprehensive Income (Loss) for the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the years ended December 31, 2001 and 2000

F-8
Notes to Consolidated Financial Statements	F-9
Selected Quarterly Financial Data (unaudited)	F-39

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

AMF BOWLING WORLDWIDE, INC.:

We have audited the accompanying consolidated balance sheet of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of June 29, 2003 and June 30, 2002, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for the year ended June 29, 2003, the four months ended June 30, 2002 and the two months ended February 28, 2002 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the years ended December 31, 2001 and December 31, 2000 were audited by other auditors who have ceased operations. Those auditors’ report, dated March 8, 2002 on those consolidated financial statements was unqualified and included an explanatory paragraph which described the reorganization of the Company confirmed by the United States Bankruptcy Court for the Eastern District of Virginia discussed in Note 1 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling Worldwide, Inc. and subsidiaries as of June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for the year ended June 29, 2003, the four months ended June 30, 2002 and the two months ended February 28, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective March 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Eastern District of Virginia. In connection with its reorganization, the Company applied fresh start accounting on February 28, 2002.

KPMG LLP

Richmond, Virginia

September 5, 2003

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

ARTHUR ANDERSEN LLP

Richmond, Virginia

March 8, 2002

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$56,275	$34,167
Accounts and notes receivable, net of allowance for doubtful accounts of $7,329 and $9,025, respectively	23,217	26,268
Inventories, net	34,001	38,901
Advances and deposits	19,019	19,411

Total current assets	132,512	118,747
Property and equipment, net	568,609	605,174
Leasehold interests and other	30,269	31,603

Total assets	$731,390	$755,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,642	$17,938
Accrued expenses and other	84,372	91,219
Current portion of long-term debt	40,901	16,961

Total current liabilities	142,915	126,118
Long-term debt, less current portion	375,587	424,109
Liabilities subject to resolution	1,323	3,556
Other long-term liabilities	—	809

Total liabilities	519,825	554,592
Stockholders’ equity:
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued and outstanding)	—	—
Common Stock ($.01 par value, 20,000,000 shares authorized, 9,958,689 issued and outstanding) (a)	100	100
Paid-in capital	212,361	211,800
Accumulated deficit	(12,209)	(15,636)
Accumulated other comprehensive income	11,313	4,668

Total stockholders’ equity	211,565	200,932

Total liabilities and stockholders’ equity	$731,390	$755,524

(a)	There are 9,958,689 shares outstanding on June 29, 2003. An additional 41,297 shares of Common Stock will be issued as claims are resolved in accordance with the Company’s Second Amended Second Modified Joint Plan of Reorganization.

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
	Year ended June 29, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
				2001	2000
Operating revenue	$667,578	$219,055	$122,886	$694,878	$715,001
Operating expenses:
Costs of goods sold	135,019	46,908	19,991	154,619	173,098
Bowling center operating expenses	369,279	125,499	63,357	384,608	393,678
Selling, general, and administrative expenses	42,204	15,025	8,064	52,786	57,727
Restructuring, refinancing and other charges	1,138	3,880	302	18,636	11,585
Depreciation and amortization	80,667	28,917	17,144	130,043	136,001

Total operating expenses	628,307	220,229	108,858	740,692	772,089

Operating income (loss)	39,271	(1,174)	14,028	(45,814)	(57,088)
Nonoperating expenses (income):
Interest expense	39,801	15,214	8,113	104,876	121,499
Interest income (a)	(693)	(406)	—	(1,136)	(1,514)
Other expense (income), net	(4,054)	(4,386)	907	5,910	1,623

Total nonoperating expenses, net	35,054	10,422	9,020	109,650	121,608

Income (loss) before reorganization items, net, gain on debt discharge, fresh start accounting adjustments, provision for income taxes, equity in loss of joint ventures, net, and cumulative effect of change in accounting for goodwill	4,217	(11,596)	5,008	(155,464)	(178,696)
Reorganization items expense (income), net	(341)	—	13,288	56,731	—
Gain on debt discharge, net	—	—	(774,803)	—	—
Fresh start accounting adjustments	—	—	65,991	—	—

Income (loss) before provision for income taxes, equity in loss of joint ventures and cumulative effect of change in accounting for goodwill	4,558	(11,596)	700,532	(212,195)	(178,696)
Provision for income taxes	1,131	4,040	1,095	4,766	2,256

Income (loss) before equity in loss of joint ventures and cumulative effect of change in accounting for goodwill	3,427	(15,636)	699,437	(216,961)	(180,952)
Equity in loss of joint ventures	—	—	—	—	(524)

Income (loss) before cumulative effect of change in accounting for goodwill	3,427	(15,636)	699,437	(216,961)	(181,476)
Cumulative effect of change in accounting for goodwill	—	—	(718,414)	—	—

Net income (loss)	$3,427	$(15,636)	$(18,977)	$(216,961)	$(181,476)

Net income per share of common stock:
Basic	$0.34	$(1.56)
Diluted	0.34	(1.56)
Weighted average common shares outstanding:
Basic	9,999,986	10,000,000
Diluted	10,108,909	10,000,000

(a)	For the periods July 2, 2001 through December 31, 2001 and January 1, 2002 through March 8, 2002, the Company did not accrue approximately $30,560 and $11,500, respectively, of interest on its prepetition subordinated debt. The debt was materially impaired or discharged in the Chapter 11 proceeding.

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Reorganized Company		Predecessor Company
	Year ended June 29, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
				2001	2000
Cash flows from operating activities:
Net income (loss)	$3,427	$(15,636)	$(18,977)	$(216,961)	$(181,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	561	—	—	—	—
Depreciation and amortization	80,667	28,917	17,144	130,043	136,001
Fresh start accounting adjustments	—	—	65,991	—	—
Cumulative effect of change in accounting for goodwill	—	—	718,414	—	—
Gain on debt discharge, net	—	—	(774,803)	—	—
Reorganization items non cash, net	—	—	—	46,570	—
Equity in loss of joint ventures	—	—	—	—	524
Amortization of bond discount	—	—	—	6,525	30,352
(Gain) loss on the sale of property and equipment, net	2,555	(991)	(65)	417	(1,601)
Impairment of assets	—	—	—	3,500	1,559
Changes in assets and liabilities:
Accounts and notes receivable, net	7,703	(1,017)	3,179	16,826	17,863
Inventories	6,980	7,540	(6,894)	13,268	(4,312)
Other assets	2,362	4,949	3,842	1,082	15,108
Accounts payable and accrued expenses	(12,615)	(8,033)	16,839	23,322	19,892
Other long-term liabilities	(380)	(4,559)	(706)	2,997	(5,203)

Net cash provided by operating activities	91,260	11,170	23,964	27,589	28,707

Cash flows from investing activities:
Acquisitions of operating units, net of cash acquired	—	—	—	—	(8,477)
Purchases of property and equipment	(38,884)	(14,328)	(2,509)	(49,462)	(66,545)
Proceeds from the sale of property and equipment	1,230	904	—	300	9,400
Other	135	—	—	—	—

Net cash used in investing activities	(37,519)	(13,424)	(2,509)	(49,162)	(65,622)

Cash flows from financing activities:
Repayment under Bank Debt	—	—	(436,700)	—	—
Borrowing under New Subordinated Notes	—	—	150,000	—	—
Borrowing under Revolver	15,000	—	10,000	—	—
Repayment under Revolver	(15,000)	(10,000)	—	—	—
Borrowing under Term Facility	—	—	290,000	—	—
Repayment under Term Facility	(25,768)	(2,000)	—	—	—
Proceeds from long-term debt	—	—	—	5,000	87,000
Payment on long-term debt	—	—	—	(5,000)	(29,407)
Deferred finance costs	—	(552)	(11,743)	—	—
Repayment under capital lease obligations	(210)	—	—	—	—
Other	(33)	—	—	—	—
Capital contributions from parent	—	—	—	—	7,000

Net cash provided by (used in) financing activities	(26,011)	(12,552)	1,557	—	64,593
Effect of exchange rates on cash	(5,622)	(1,121)	1,791	105	(1,434)

Net increase (decrease) in cash	22,108	(15,927)	24,803	(21,468)	26,244
Cash and cash equivalents at beginning of period	34,167	50,094	25,291	46,759	20,515

Cash and cash equivalents at end of period	$56,275	$34,167	$50,094	$25,291	$46,759

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Predecessor Company:
Balance, December 31, 1999	$—	$1,040,529	$(383,554)	$(15,324)	$641,651
Capital contribution by stockholder	—	7,000	—	—	7,000
Net loss	—	—	(181,476)	—	(181,476)
Foreign currency translation adjustment	—	—	—	(13,270)	(13,270)

Balance, December 31, 2000	—	1,047,529	(565,030)	(28,594)	453,905

Net loss	—	—	(216,961)	—	(216,961)
Foreign currency translation adjustment	—	—	—	(7,410)	(7,410)

Balance, December 31, 2001	—	1,047,529	(781,991)	(36,004)	229,534

Net loss	—	—	(18,977)	—	(18,977)
Foreign currency translation adjustment	—	—	—	831	831
Cancellation of retained deficit under plan of reorganization	—	—	800,968	35,173	836,141
Issuance of common stock and adjustment of paid-in capital under plan of reorganization	100	(835,729)	—	—	(835,629)

Balance February 28, 2002	100	211,800	—	—	211,900

Reorganized Company:
Net loss	—	—	(15,636)	—	(15,636)
Foreign currency translation adjustment	—	—	—	4,724	4,724
Change in fair value of derivative instrument	—	—	—	(56)	(56)

Balance June 30, 2002	100	211,800	(15,636)	4,668	200,932

Net income	—	—	3,427	—	3,427
Foreign currency translation adjustment	—	—	—	6,589	6,589
Reclassification adjustment for change in fair value of derivative	—	—	—	56	56
Stock compensation	—	561	—	—	561

Balance June 29, 2003	$100	$212,361	$(12,209)	$11,313	$211,565

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Reorganized Company		Predecessor Company
	Year ended June 30, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
				2001	2000
Net income (loss)	$3,427	$(15,636)	$(18,977)	$(216,961)	$(181,476)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,589	4,724	831	(7,410)	(13,270)
Change in fair value of derivative instrument	—	(56)	—	—	—
Reclassification adjustment for items included in net income	56	—	35,173	—	—

Other comprehensive income (loss)	6,645	4,668	36,004	(7,410)	(13,270)

Total comprehensive income (loss)	$10,072	$(10,968)	$17,027	$(224,371)	$(194,746)

Supplemental comprehensive income (loss) information:
Cumulative foreign currency translation gain (loss) adjustments	$11,313	$4,724	$—	$(36,004)	$(28,594)
Cumulative change in value of derivative instrument	—	(56)	—	—	—

Total accumulated other comprehensive income (loss)	$11,313	$4,668	$—	$(36,004)	$(28,594)

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information and Note 17)

NOTE 1. BUSINESS DESCRIPTION - ORGANIZATION, CHAPTER 11 AND EMERGENCE

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and together with its subsidiaries, the “Company”) is engaged in two business segments:

•	the operation of bowling centers in the United States (“U.S. Centers”) and internationally (“International Centers” and collectively with U.S. Centers, “Centers”); and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers is the largest operator of bowling centers in the world, and as of June 29, 2003, operated 378 bowling centers in the U.S. and 97 bowling centers in five foreign countries. As of June 29, 2003, Centers owned the real estate at 296 of its bowling centers and leased the real estate at 179 of its bowling centers.

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

Change of Fiscal Year

On March 20, 2002, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from December 31 to the Sunday closest to June 30. This results in future fiscal years having 52 or 53 weeks. Previously, the Company’s fiscal year ran from January 1 through December 31. The Company also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. As a result of these changes, the fiscal year covered by this annual report began on July 1, 2002 and ended on June 29, 2003.

Background

In 1996, an investor group acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In connection with the acquisition, the Company

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

became a wholly owned subsidiary of AMF Group Holdings Inc. (“Group Holdings”), which was a wholly owned subsidiary of AMF Bowling, Inc. (“AMF Bowling”).

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

In 1998, after acquiring approximately 260 bowling centers, management recognized that Centers revenue and cash flow from operations (as measured on a constant center basis) had generally declined. Rapid growth led to problems in integrating new centers and managing the expanded operations. At the same time, management recognized that Products revenue and cash flow from operations were declining as demand for NCPs dropped and product quality and order fulfillment problems began to adversely impact sales. These problems caused the Company to curtail its acquisition program and focus on improving operations.

In mid-1999, management implemented initiatives designed to improve the Company’s performance. It soon became apparent that these initiatives would take longer than expected and that projected cash flows were insufficient to service long term debt obligations and that the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code, was probably the most effective way to restructure the Company’s balance sheet.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the Plan, as of the Effective Date:

•	all indebtedness under the Old Credit Agreement, its 10 7/8% Series B Senior Subordinated Notes due 2006 (the “Old Senior Subordinated Notes”) and its 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (the “Old Senior Subordinated Discount Notes,” and collectively with the Old Senior Subordinated Notes, the “Old Subordinated Notes”) and substantially all of the Company’s other pre-Petition Date indebtedness were discharged;

•	the Company borrowed $290,000 under a term facility (the “Term Facility”) and $10,000 under a $60,000 revolving credit facility (the “Revolver”) provided by the Credit Agreement and used these funds to make cash payments to satisfy certain claims and expenses under the Plan;

•	the shares of common stock of Worldwide held by its former direct parent, AMF Group Holdings Inc. (“Group Holdings”), were cancelled;

•	Worldwide distributed 9,249,987 shares of new common stock, $0.01 par value (the “Common Stock”) and $150,000 of Subordinated Notes and paid $286,700 in cash to its former secured creditors under the Old Credit Agreement (the “Former Secured Creditors”) in full satisfaction of their claims; and

•	Worldwide issued options to certain members of management to purchase shares of Common Stock and granted a restricted stock award to its chief executive officer.

Pursuant to the Plan, after the Effective Date, the Company:

•	distributed to the holders of the Old Subordinated Notes and to certain other holders of allowed unsecured claims under the Plan an aggregate of 708,702 shares of Common Stock, 1,667,677 Series A Warrants (the “Series A Warrants”) and 1,629,342 Series B Warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) in full satisfaction of their claims; and

•	will distribute to the Debtors’ remaining former unsecured non-priority creditors (the “Remaining Former Unsecured Creditors”) up to 41,297 shares of Common Stock, 97,028 Series A Warrants and 94,795 Series B Warrants in full satisfaction of their claims.

Upon distribution of all shares of Common Stock under the Plan, the Company will have issued approximately 10,000,000 shares of Common Stock.

AMF Bowling, the indirect parent of Worldwide prior to the Effective Date, did not receive any distribution under the Plan based upon its equity interest in Group Holdings. The Company is no longer affiliated with AMF Bowling or Group Holdings.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company, as it existed prior to March 8, 2002, is sometimes referred to as the “Predecessor Company” and, as it existed on and after March 8, 2002, is sometimes referred to as the “Reorganized Company.”

The following table describes the periods presented in these consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the Reorganized Company from July 1, 2002 through June 29, 2003	“Fiscal Year 2003”
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Results for the Reorganized Company from March 1, 2002 through June 30, 2002	“Reorganized Company 2002 Four Months”
Combined Reorganized Company 2002 Four Months and Predecessor Company 2002 Two Months	“Transition Period”
Combined Predecessor Company Six Months ended December 31, 2001 and Transition Period	“Fiscal Year 2002”
Results for the Predecessor Company from January 1, 2001 through June 30, 2001	“Predecessor Company 2001 Six Months”
Results for the Predecessor Company from January 1 through Decmeber 31, 2001, and 2000, respectively	“Fiscal Year 2001” and “Fiscal Year 2000,” respectively

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AMF Bowling Worldwide, Inc.

Consolidated Balance Sheet

February 28, 2002

(unaudited)

	Before Consummation of the Plan February 28, 2002 (a)	Reorganization Adjustments		Other Adjustments		Reorganized Company February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$48,537	$1,557	(b)	$—		$50,094
Accounts and notes receivable, net	23,376	—		—		23,376
Inventories, net	45,121	—		—		45,121
Advances and deposits	14,952	—		—		14,952

Total current assets	131,986	1,557		—		133,543
Property and equipment, net and other long lived assets	706,385	11,743	(b)	(65,991	) (c)	652,137

Total assets	$838,371	$13,300		$(65,991)		$785,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,424	$—		$—		$21,424
Accrued expenses and other	94,021	—		—		94,021
Current portion of long-term debt	616,395	(616,395	) (d)	—		—
	—	10,000	(b)	—		10,000

Total current liabilities	731,840	(606,395)		—		125,445
Long-term debt, less current portion	3,107	440,000	(b)	—		443,107
Liabilities subject to resolution	599,799	—		(595,108	) (c)	4,691
Other long-term liabilities	537	—		—		537

Total liabilities	1,335,283	(166,395)		(595,108)		573,780

Total stockholders’ equity (deficit)	(496,912)	179,695		529,117		211,900

Total liabilities and stockholders’ equity	$838,371	$13,300		$(65,991)		$785,680

(a)	The historical balance sheet and the other historical financial statements and data relating to the Predecessor Company do not reflect the effects of fresh start accounting.
(b)	Reflects amounts borrowed under the Credit Agreement and the issuance of the Subordinated Notes. Amounts recorded in property and equipment, net and other long lived assets, include the deferred financing costs associated with the Credit Agreement.
(c)	Reflects the application of SOP 90-7, including debt extinguishment and the write-down of certain long lived assets to reflect the reorganization value.
(d)	Reflects the cancellation of debt outstanding under the Old Credit Agreement pursuant to the Plan.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from the Company’s emergence from the Chapter 11 proceeding but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, the Company’s post-Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of the Company’s long lived assets. This revaluation lowered depreciation and amortization expense in periods subsequent to February 2002. Also, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company wrote off its goodwill effective January 1, 2002, significantly reducing amortization expense in periods subsequent to December 31, 2001.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, recoverability of goodwill, long-lived assets, deferred tax assets and reserves for litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid fixed-income investments purchased with an original maturity of three months or less are classified as cash equivalents. The Company’s cash equivalents consist primarily of money market funds of approximately $45.3 million and $19.6 million at June 29, 2003 and June 30, 2002, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and reviews it quarterly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Revenue Recognition

Products revenue is separated into two categories. Consumable products such as parts and supplies are generally recognized upon shipment. Revenue for equipment sales, which typically require installation, is recognized based on the terms of the contract, generally upon delivery to the customer. Typically, revenue recognition is deferred until delivery is verified. Installation services, if required, are generally performed by subcontractors, and the related revenue is recognized upon completion of the services.

Centers revenue is recognized at the time the service is provided.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Products inventory is valued at the lower of cost or market on a first-in, first-out basis. Centers inventory is valued at the lower of cost or market, with cost being an average cost method.

Long-Lived Assets

Long-lived assets that are deemed impaired are recorded at the lower of the carrying amount or fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives. Estimated useful lives of property and equipment are as follows:

Buildings and improvements	5-40 years
Leasehold improvements	lesser of the estimated useful life or term of the lease
Bowling and related equipment	5-10 years
Manufacturing equipment	2-7 years
Furniture and fixtures	3-8 years

Expenditures for routine maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred. Major renewals or improvements are capitalized and amortized over the lesser of the remaining life of the asset or, if applicable, lease term. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment and any gain or loss is recognized.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Through December 31, 2001, goodwill was being amortized over 40 years.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which specifies goodwill and certain intangible assets are no longer amortized, but are subject to periodic impairment testing. In conjunction with the adoption of SFAS No. 142, the Company wrote off all goodwill in the amount of $718,414. The write off of goodwill is presented as a cumulative effect of change in accounting for goodwill in the Predecessor Company 2002 Two Months.

Amortization expense was $20,888 in Fiscal Year 2001 and $20,861 in Fiscal Year 2000. Accumulated amortization of goodwill was $116,433 and $95,545 at December 31, 2001 and December 31, 2000, respectively.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranty Costs

Generally, Products warrants all new products for periods of approximately one year. Products charges to expense an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense was $987 in Fiscal Year 2003, $504 for the Reorganized Company Four Months, $273 for the Predecessor Company Two Months, $3,340 in Fiscal Year 2001, and $1,386 in Fiscal Year 2000, and is included in cost of goods sold.

Leasehold Interests

Leasehold interests, net of accumulated amortization, were $26,496 as of December 31, 2001. Leasehold interests represented favorable lease terms resulting from the Goldman Sachs acquisition in May 1996 (See Note 1), which were comprised of the difference between amounts due under the contractual lease rate compared with the market rate for that lease. Leasehold interests were amortized over the life of each lease. Amortization expense was $584 in Predecessor Company 2002 Two Months, $4,230 in Fiscal Year 2001, and $5,577 in Fiscal Year 2000. As a result of the asset revaluation performed in conjunction with the application of fresh start accounting on February 28, 2002, favorable leases were written down to $3,100 as of the Effective Date. Accumulated amortization as of June 29, 2003 is $236.

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

Advertising Costs

Costs incurred for advertising are expensed when incurred. The amounts expensed were $17,351 in Fiscal Year 2003, $6,554 in the Reorganized Company Four Months, $2,770 in the Predecessor Company Two Months, $22,556 in Fiscal Year 2001, and $26,898 in Fiscal Year 2000, with $15,679, $5,190, $2,500, $19,547, and $20,873, respectively, included in bowling center operating expenses for Centers, and $1,672, $1,364, $270, $3,009, and $6,025, respectively, included in selling, general and administrative expenses for Products and corporate.

Foreign Currency Translation

All assets and liabilities of the international operations are translated from foreign currencies into U.S. dollars at exchange rates in effect at the end of each fiscal period. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment in the accompanying consolidated balance sheets, statements of stockholders’ equity and statements of comprehensive income (loss). Revenue and expenses of international operations are translated using average exchange rates that existed during each fiscal period and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Transactions in foreign currencies resulted in a net gain of $3,651 in Fiscal Year 2003 and $3,030 during the Transition Period and net losses of $4,185 in Fiscal Year 2001 and $2,338 in Fiscal Year 2000, and are included in other expenses.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximates fair value at June 29, 2003 and June 30, 2002 because of the short maturity of these instruments. The fair value of the Term Facility and the Subordinated Notes at June 29, 2003 was $262,200 and $163,500, respectively.

Self-Insurance Programs

The Company is self-insured up to certain amounts for general and product liability, workers’ compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported as of June 29, 2003, June 30, 2002, December 31, 2001 and December 31, 2000 which is included in accrued expenses.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the foreign currency translation adjustment and change in fair value of derivative instrument on the accompanying consolidated balance sheets and statements of stockholders’ equity.

Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

Basic earnings per share is computed using the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or restricted stock were exercised or converted into Common Stock. Diluted loss per share is the same as basic loss per share for the Reorganized Company Four Months because the effects of such items are anti-dilutive due to the Company’s losses. The weighted average number of shares of Common Stock outstanding for the Reorganized Company Four Months is 10,000,000, which represents the number of shares that will be ultimately issued under the Plan. The computation for basic and diluted earnings (loss) per share is as follows:

	Reorganized Company
	Year Ended June 29, 2003	Four Months Ended June 30, 2002
Earning (loss)	$3,427	$(15,636)

Average shares of common stock outstanding:
Basic	10,000	10,000
Effect of stock options and warrants	109	—

Diluted	10,109	10,000

Earnings (loss) per share:
Basic	$0.34	$(1.56)
Diluted	0.34	(1.56)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 29, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14. The Company currently uses the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the Company’s stock and the exercise price on the date of the grant. Options to purchase common stock granted to other than employees as consideration for services rendered are measured at fair value and are recognized as the services are provided. If the Company had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” the net income (loss) and net income (loss) per basic and diluted share for the Reorganized Company year ended June 29, 2003 and the four months ended June 30, 2002 would have been reflected as the pro forma amounts shown below:

	Reorganized Company
	Year Ended June 29, 2003	Four Months Ended June 30, 2002
Net income (loss), as reported	$3,427	$(15,636)
Stock-based employee compensation under APB 25	561	—
Pro forma stock-based employee compensation expense under SFAS No. 123	(2,716)	(737)

Net income (loss), pro forma	$1,272	$(16,373)

Net income (loss) per common share of stock, as reported
Basic	$0.34	$(1.56)
Diluted	0.34	(1.56)

Net income (loss) per common share of stock, pro forma
Basic	$0.13	$(1.64)
Diluted	0.13	(1.64)

Weighted average shares
Basic	10,000	10,000
Diluted	10,109	10,000

The fair value of each stock option grant is estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income (loss) and net income (loss) per share disclosures are computed by amortizing the estimated fair value of the grants over the respective vesting periods. The weighted average assumptions used in the model for the Company and the resulting weighted average grant date estimates of fair value are as follows:

	Reorganized Company
	Year ended June 29, 2003	Four Months ended June 30, 2002
Assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	45.00%	30.00%
Risk-fee interest rate	3.19%	4.09%
Expected term (in years)	5.2	5.0

Fair Value Estimates:
In thousands	$8,463	$6,637
Per share	$8.95	$7.22

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

On July 1, 2002, the Company adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on certain extinguishments of debt. The Company modified the presentation of its financial results for the Transition Period with respect to its gain on discharge of debt, such that the previously reported gain is no longer classified as extraordinary.

On July 1, 2002, the Company adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long lived assets. The adoption of this standard did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. SFAS No. 146 became effective for exit and disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The provisions of this interpretation clarify the accounting for and disclosures of certain guarantees and requires the Company to record the fair value of any equipment sale repurchase agreements (as discussed in Note 12) that are executed or modified after December 31, 2002. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and did not have a material impact on the Company’s financial position as of June 29, 2003, or results of operations for the fiscal year 2003.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the transition and annual disclosure provisions of SFAS No. 123. SFAS No. 148’s amendment of disclosure provisions of SFAS No. 123 are effective for fiscal years ended after December 15, 2002. The Company has complied with these disclosure requirements and the adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments be classified as a liability or an asset in some instances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this standard as of June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial condition or impact its classification of any financial instruments.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 30, 2003, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides a model for use, in the context of a multiple deliverable arrangement, in determining how the arrangement consideration should be measured. The guidance in this EITF is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial condition.

Reclassifications

Certain amounts in the financial statements and supporting footnotes have been reclassified to conform to the current year’s classification.

NOTE 5. INVENTORIES, NET

Inventories, net of obsolescence reserves at June 29, 2003 and June 30, 2002 consist of the following:

	June 29, 2003	June 30, 2002
Products, at FIFO:
Raw materials	$4,117	$6,955
Work in progress	4,929	3,668
Finished goods and spare parts	17,283	20,312
Centers, at average cost:
Merchandise and spare parts	7,672	7,966

Total inventories	$34,001	$38,901

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 29, 2003 and June 30, 2002 consist of:

	June 29, 2003	June 30, 2002
Land	$117,267	$115,570
Buildings and improvements	303,955	287,059
Equipment, furniture and fixtures	237,830	216,119
Other	4,087	5,708

	663,139	624,456
Less accumulated depreciation	(94,530)	(19,282)

Net property and equipment	$568,609	$605,174

Depreciation expense related to property and equipment was $79,748 in Fiscal Year 2003, $28,782 in the Reorganized Company Four Months, $16,383 in the Predecessor Company Two Months, $101,184 in Fiscal Year 2001, and $104,608 in Fiscal Year 2000.

Equipment under a capital lease amounted to $1,938 as of June 29, 2003 and June 30, 2002. Accumulated depreciation of the leased equipment was $1,051 and $666 at June 29, 2003 and June 30, 2002, respectively.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 29, 2003 and June 30, 2002 consist of:

	June 29, 2003	June 30, 2002
Accrued compensation	$14,697	$14,247
Accrued interest	9,604	8,613
Accrued professional fees	6,324	10,110
Accrued taxes and licenses	7,580	9,243
Accrued center closing costs	618	2,408
Accrued warranty expense	1,494	2,726
Accrued income taxes	6,870	9,500
Accrued insurance	9,475	6,283
Other	27,710	28,089

Total accrued liabilities	$84,372	$91,219

NOTE 8. LONG-TERM DEBT

As discussed in Note 1, the Debtors filed voluntary petitions for relief under Chapter 11 on the Petition Date. As further discussed in Note 1, upon emergence from Chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged or re-instated.

Credit Agreement

As of February 28, 2002, the Company entered into the Credit Agreement that consists of a $290,000 Term Facility maturing in February 2008 and a $45,000 Revolver maturing in February 2007. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the Revolver as provided in the Credit Agreement, from $60,000 to $45,000. This reduction will result in lower commitment fees in future periods.

Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Eurodollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios. The interest rate in effect at June 29, 2003 was 5.69%. Outstanding borrowings under the Revolver bear interest equal to the adjusted Eurodollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. As of June 29, 2003, there were no borrowings outstanding under the Revolver. Outstanding standby letters of credit issued under the Revolver, as of June 29, 2003, totaled $9,238, leaving $35,762 available for additional borrowings or letters of credit. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $143,853 due on February 28, 2008. Scheduled quarterly principal payments for fiscal year 2004 will range from $1,900 to $7,400 and $2,500 to $9,800 for the quarters thereafter. All payments are due on the last day of the calendar quarter. The Company made a principal payment of $2,098 on June 30, 2003 which is not reflected in the consolidated balance sheet at June 29, 2003. Repayment also is required in amounts specified in the Credit Agreement for certain events including

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unreinvested asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments not to be less than quarterly and an annual mandatory prepayment of the Term Facility based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Pursuant to the Credit Agreement, the Company was required to calculate the amount of a mandatory prepayment of the Term Facility based on consolidated excess cash flow, as defined in the Credit Agreement, for the transition period from January 1, 2002 through June 30, 2002. The Company deposited $11,720 on October 18, 2002 into an account held by the Administrative Agent, which applied the prepayment to the Term Facility on November 7, 2002 upon expiration of a Eurodollar loan contract. For the fiscal year ended June 29, 2003, the Company calculated a mandatory prepayment of $24,372 based on consolidated excess cash flow, $23,260 of which was paid and applied to the Term Facility on August 28, 2003. The remaining $1,112 is scheduled to be paid on October 8, 2003 upon expiration of a Eurodollar loan contract. The prepayments reduced the remaining scheduled principal payments on a pro rata basis.

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

Future minimum principal payments under the Term Facility and the Subordinated Notes shall be as follows:

Fiscal Year	Amount
2004	$40,368
2005	25,379
2006	26,198
2007	26,198
2008	144,089
2009	150,000

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Old Credit Agreement was terminated and the Old Bank Debt was satisfied upon the Company’s emergence from Chapter 11. As a result of the default under the Old Bank Debt, which existed prior to the Petition Date, the Company paid interest to the Former Secured Creditors at Citibank’s customary base rate plus a margin ranging from 2.75% to 3.75%. The interest rates included a 2% increment for default interest from January 1, 2001 until the Petition Date. After the Petition Date, the Company did not pay the 2% increment for default interest. From the Petition Date to the Effective Date, the unpaid 2% increment for default interest was included in the Former Secured Creditors allowed claim and satisfied under the Plan. Prior to cancellation on the Effective Date, the interest rates on the components of the Old Bank Debt ranged from 7.50% to 8.50%. During 2001 and through the Effective Date, no principal payments were made on the Old Bank Debt.

Long- Term Debt Summary

The Company’s long-term debt at June 29, 2003 and June 30, 2002 consists of:

	June 29, 2003	June 30, 2002
Term Facility	$262,232	$288,000
Revolver (a)	—	—
Subordinated Notes	150,000	150,000
Mortgage and equipment notes (b)	4,256	3,070

Total debt	416,488	441,070
Current maturities	(40,901)	(16,961)

Total long-term debt	$375,587	$424,109

(a)	As of June 29, 2003, there was $35,762 available for borrowing under the Revolver, with no amounts outstanding and $9,238 of issued but undrawn standby letters of credit.
(b)	As of June 29, 2003, represents debt under one mortgage note and three capitalized equipment leases.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Interest Expense

As of the Petition Date, the Predecessor Company discontinued accruing interest on certain prepetition debt that management believed would receive little, if any, distribution under the Plan (primarily the Old Subordinated Notes). If such interest had been accrued from July 1, 2001 through the Effective Date, interest expense for the year ended June 30, 2002 would have been approximately $42,060 higher than the amount reported.

NOTE 9. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at June 29, 2003 and June 30, 2002 were $1,323 and $3,556, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 10. REORGANIZATION ITEMS, NET AND OTHER CHARGES

Reorganization Items, Net

Reorganization items, net for Fiscal Year 2003, the Predecessor Company 2002 Two Months and Fiscal Year 2001consist of:

	Reorganized Company	Predecessor Company
	Year ended June 29, 2003	Two months ended February 28, 2002	Year ended December 31, 2001
Professional fees (a)	$—	$10,303	$19,783
Provision for center closing	—	—	22,396
Write off deferred financing costs (b)	—	—	9,068
Claims settlement (c)	—	4,757	—
Employee retention program (d)	—	—	2,447
Other (e)	(341)	(1,772)	3,037

Total	$(341)	$13,288	$56,731

(a)	Included amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding. As of June 29, 2003, $876 is accrued for professional fees.
(b)	Represented financing costs associated with amounts borrowed under the Old Credit Agreement and with the issuance of the Old Subordinated Notes.
(c)	Included amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees. As of June 29, 2003, $2,042 is accrued for claims settlement.
(d)	Represented a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in the Company’s restructuring.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(e)	Includes the reversal of $3,180 in the Predecessor Company Two Months that was accrued in connection with the sale of its South American bowling centers and $341 in Fiscal Year 2003 for the reversal of estimated expenses accrued in Fiscal Year 2001. As of June 29, 2003, $455 is accrued for other estimated expenses.

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

Asset Impairment Charges

In Fiscal Year 2003, Fiscal Year 2001, and Fiscal Year 2000, the Company recorded asset impairment charges of approximately $1,138, $3,500, and $1,600, respectively, representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling centers which were subsequently closed. Fair market value is generally determined based on the average sales proceeds from previous sales of idle bowling centers.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. INCOME TAXES

The Company was included in the consolidated federal and certain consolidated state income tax returns of its former parent, AMF Bowling, through March 8, 2002. For the period from March 9 through December 31, 2002, the Company filed consolidated federal and certain state income tax returns separate from AMF Bowling. The Company has a December 31 year-end for income tax purposes.

Realization of deferred tax assets associated with deductible temporary differences, the net operating losses (“NOLs”) and foreign tax credit carryforwards is dependent on generating sufficient future taxable income. Based on historical and expected future taxable earnings, management believes it is more likely than not that the Company will not realize the benefit of deferred tax assets, and, accordingly, the Company has established a valuation allowance for the full amount of the net deferred tax asset. Further, as discussed below, such deferred tax assets have been substantially reduced by the income tax implications of the Chapter 11 proceeding.

As of June 29, 2003, the Company has not recorded U.S. deferred income taxes on certain undistributed earnings of its foreign subsidiaries and equity affiliates. It is expected that these earnings will either be permanently reinvested in the operations within the respective country or, if repatriated, will be substantially offset by tax credits or NOLs.

As a result of the Chapter 11 proceeding, the Company must generally reduce its tax attributes, such as NOLs, tax credits, capital loss carryforwards and tax basis in its assets, by any cancellation of indebtedness (“COD”) income realized. COD income is the amount of indebtedness discharged in the Chapter 11 proceeding. These circumstances will result in the elimination of the NOLs and tax credits existing on March 8, 2002 and a substantial reduction of the tax basis in the stock of certain subsidiaries.

Since the Plan provides for substantial changes in Worldwide’s ownership, there will be annual limitations on the utilization of federal and certain state NOL carryforwards and net unrealized built-in losses existing on the Effective Date. This annual limitation is $10,616. The net unrealized built-in loss items existing on the Effective Date are only subject to the annual limitation for the five year period beginning with the tax year ended December 31, 2002 and ending with the tax year ended December 31, 2006.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes for the year ended June 29, 2003, the Transition Period and each of the years ended December 31, 2001 and 2000 consists of:

	Reorganized Company		Predecessor Company
	Year ended June 29, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
				2001	2000
Current income tax provision (benefit)
U.S. Federal	$—	$—	$—	$—	$—
State and local	3,163	—	—	—	—
Foreign	(2,032)	4,040	1,095	4,766	2,256

Total current provision	1,131	4,040	1,095	4,766	2,256

Deferred income tax provision
U.S. Federal	—	—	—	—	—
State and local	—	—	—	—	—
Foreign	—	—	—	—	—

Total deferred provision	—	—	—	—	—

Total provision	$1,131	$4,040	$1,095	$4,766	$2,256

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes on continuing operations differs from the amount computed by applying the statutory rate to the income (loss) on continuing operations before income taxes primarily due to valuation allowances, foreign, state and local taxes, effects of the Chapter 11 proceeding and other permanent adjustments as follows:

	Reorganized Company		Predecessor Company
	Year ended June 29, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
				2001	2000
Book income (loss) from operations before income taxes:
United States	$9,447	$(12,009)	$703,628	$(174,256)	$(141,319)
Foreign	(4,889)	413	(3,096)	(37,939)	(37,377)

Total	$4,558	$(11,596)	$700,532	$(212,195)	$(178,696)

Tax provision (benefit) computed at statutory rate	$1,595	$(4,059)	$245,186	$(74,268)	$(62,544)
Increases (reductions) in taxes due to:
Foreign income taxes	(2,032)	4,040	1,095	4,766	2,256
State and local income taxes, net	2,056	—	—	—	—
Deconsolidated international subsidiaries	63	161	(285)	—	—
Adjustments to deferred taxes due to bankruptcy	—	—	58,013	—	—
Other permanent items	977	247	74	—	—
Cancellation of debt	—	—	(271,181)	—	—
Attribute write-down related to foreign subsidiaries adjustment	—	—	5,744	—	—
Change in valuation allowance for deferred tax assets	(8,379)	5,920	(48,310)	74,720	67,872
Miscellaneous and prior years adjustments	6,851	(2,269)	10,759	(452)	(5,328)

Actual provision	$1,131	$4,040	$1,095	$4,766	$2,256

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 29, 2003 and June 30, 2002 consist of:

	June 29, 2003	June 30, 2002
Deferred income tax assets
Current assets
Reserves not deductible for tax purposes	$29,278	$32,405

Noncurrent assets
Net operating losses	26,336	11,711
Depreciation on property and equipment	33,278	34,611
Goodwill	126,881	142,899
Other intangibles	2,331	4,857

Noncurrent deferred tax assets	188,826	194,078

Deferred tax assets before valuation allowance	218,104	226,483
Valuation allowance	(218,104)	(226,483)

Net deferred tax assets	$—	$—

NOLs of $30,105 and $37,597 will expire in 2022 and 2023, respectively.

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

Presented below are contingent rentals and total rent expense for the year ended June 29, 2003, the Transition Period and each of the years ended December 31, 2001 and 2000:

	Reorganized Company		Predecessor Company
	Year ended June 29, 2003	Four Months ended June 30, 2002	Two Months ended February 28, 2002	Year ended December 31,
				2001	2000
Contingent rentals	$ 408	$261	$125	$471	$1,838
Total rent expense	26,513	9,531	4,819	31,030	34,354

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum rental payments under operating and capital lease agreements as of June 29, 2003 are as follows:

Fiscal Year Ending	Operating	Capital
2004	$26,397	$718
2005	26,516	718
2006	23,648	718
2007	21,325	522
2008	16,916	265
2009 and thereafter	102,971	64

Total	$217,773	$3,005

Less amounts representing interest at 9.11%		(747)

Present value of lease obligation		$2,258

Equipment Warranties

The following table provides a roll-forward from June 30, 2002 of the Company’s exposure related to equipment warranties for the year ended June 29, 2003:

June 30, 2002 Balance	$2,726

Provision	874
Payments	(2,117)
Exchange Rate Effect	38

June 29, 2003 Balance	$1,521

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require the Company to record the fair value of any equipment sale repurchase agreement executed or modified after December 31, 2002. The Company entered into or modified two repurchase agreements during Fiscal Year 2003, which did not have a material impact.

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment. The Company’s aggregate amount of exposure related to equipment repurchase agreements is approximately $17,049 at June 29, 2003 of which $12,116 relates to equipment repurchase agreements entered into prior to the Petition Date. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan. Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s exposure under equipment repurchase agreements entered into after the Petition Date is approximately $4,932. This amount includes 16 equipment repurchase agreements that have been entered into as of June 29, 2003. The Company believes it can realize approximately $3,188 upon the sale of the equipment if it was required to perform under such agreements, leaving the Company with a net exposure of approximately $1,744. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During Fiscal Year 2003, the Company sold the land and building associated with a bowling center in the United States for $0.6 million, the land associated with a bowling center that had been previously destroyed by fire in the United States for $0.2 million, and excess property in the United States for net proceeds of $0.4 million. Additionally, the Company sold its three bowling centers in Hong Kong for $0.2 million. The selling activity related to the bowling centers in Hong Kong was initiated prior to the Transition Period.

The Company closed one bowling center in the United Kingdom and two bowling centers in the United States. The Company also closed one bowling center in Australia and one center in the United States and currently has contracts to sell these two centers for an aggregate purchase price of approximately $4.9 million. The Company expects these contracts, which are subject to customary terms and contingencies, to close prior to the end of fiscal year 2004. However, there can be no assurance that the terms and contingencies will be satisfied or that the closings will occur.

Litigation and Claims

Under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claims objections, litigation pending in the Bankruptcy Court at the time of confirmation, and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. In addition, AMF Centers is a defendant in certain actions alleging violations of federal legislation involving unsolicited communications. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. It is not possible at this time to predict the outcome of such actions.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan to which certain U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company matches 100% of the first 3% and 50% of the next 2% of employee contributions. Employer contributions made prior to January 1, 1999 vest on the fifth anniversary of employment. Employer contributions made subsequent to December 31, 1998 vested immediately. The amounts charged to expense under this plan were $1,712 in Fiscal Year 2003, $666 for the Reorganized Company Four Months, $333 for the Predecessor Company Two Months, $1,927 in Fiscal Year 2001, and $1,948 in Fiscal Year 2000.

Certain of the Company’s international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $2,485 in Fiscal Year 2003, $428 during the Reorganized Company Four Months, $159 during the Predecessor Company Two Months, $871 in Fiscal Year 2001, and $884 in Fiscal Year 2000.

NOTE 14. EQUITY

General

The authorized capital stock of Worldwide after the Effective Date consists of 20,000,000 shares of Common Stock and 5,000,000 shares of voting preferred stock (the “Preferred Stock”), par value $0.01 per share.

At June 29, 2003, the Common Stock reflects all of the shares that will ultimately be issued in connection with the Plan. There are 9,958,689 shares outstanding on June 29, 2003. The 41,297 remaining shares of Common Stock will be issued as claims are resolved in accordance with the Plan.

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

The Board may issue the Preferred Stock and designate the terms thereof (including with respect to voting rights, dividends, liquidation preferences and conversion rights), without the need for shareholder approval. No shares of Preferred Stock are issued and outstanding.

The Amended and Restated Certificate of Incorporation of Worldwide provides that Worldwide will not issue non-voting equity securities, as and to the extent required by Section 1123(a) and (b) of the Bankruptcy Code.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants

The Series A Warrants are intended to represent 15% of the fully diluted equity of Worldwide, giving effect to the shares issuable on the exercise of the Series A Warrants but without giving effect to the options available to be granted under Worldwide’s 2002 Stock Option Plan (the “2002 Stock Option Plan”). Holders of the Series A Warrants have the right to purchase an aggregate of 1,764,706 shares of Common Stock at an exercise price of $21.19 per share, subject to adjustment in the event of the issuance of Common Stock as a dividend or distribution on Common Stock or certain subdivisions, reclassifications and combinations of the Common Stock. The Series A Warrants also have the benefit of an adjustment mechanism designed to prevent the dilutive effect of the Series B Warrants. Through this adjustment mechanism, the number of shares of Common Stock issuable under the Series A Warrants will be increased pursuant to a formula to the extent of the shares issued under the Series B Warrants and the number of “in-the-money” Series B Warrants. The determination of whether Series B Warrants are “in-the-money” will be based solely on, and to the extent there is, a trading price of the shares as reported on a national securities exchange, the NASDAQ National Market or any comparable system on which shares of Common Stock are listed or admitted to trading. The Series A Warrants also benefit from limited protection in connection with certain cash sales of the Company that occur within three years after the Effective Date. To qualify for this limited change of control protection, the transaction must entitle the holders of Common Stock to receive consideration consisting of at least 95% cash, where the total consideration equals at least $625,000 minus the amount of the Company’s indebtedness for borrowed money and capitalized leases outstanding immediately prior to the consummation of the transaction. If a transaction qualifies for this protection, the holders of the Series A Warrants will have the right to require Worldwide to repurchase such holders’ Series A Warrants at fixed decreasing prices as specified in the Series A Warrant Agreement. The Series A Warrants expire on March 9, 2009.

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

Under the Plan, an aggregate of 9,249,987 shares of Common Stock were issued as of the Effective Date to the Former Secured Creditors. Worldwide has subsequently distributed to the holders of the Old Subordinated Notes and certain other holders of allowed unsecured claims under the Plan an aggregate of 708,702 shares of Common Stock, 1,667,677 Series A Warrants and 1,629,342 Series B Warrants in full satisfaction of their claims. Worldwide will distribute to the Remaining Former Unsecured Creditors 41,297 shares of Common Stock, 97,028 Series A Warrants and 94,795 Series B Warrants in full satisfaction of their claims. Worldwide is not required to make any cash distribution to the Remaining Former Unsecured Creditors.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Worldwide adopted the 2002 Stock Option Plan that became effective pursuant to the Plan on the Effective Date. Worldwide is authorized to issue up to 1,839,388 shares of Common Stock under the terms of the 2002 Stock Option Plan (subject to adjustments for changes in the Company’s capital structure as provided under the 2002 Stock Option Plan). All grants under the 2002 Stock Option Plan have an exercise price of $21.19 per share and substantially all of these grants vest over three years from the date of grant. As of June 29, 2003, a total of 893,388 shares of Common Stock remained available for grant under the 2002 Plan.

The table below summarized the activity in the 2002 Plan:

Options
Outstanding at March 8, 2002	—
Granted	919,282
Forfeited	—
Exercised	—
Expired	—

Outstanding at June 30, 2002	919,282
Granted	380,000
Forfeited	(353,282)
Exercised	—
Expired	—

Outstanding at June 29, 2003	946,000

At June 29, 2003, 946,000 options were outstanding at an exercise price of $21.19 and a weighted average remaining life of 5.9 years. At June 29, 2003, 373,094 options were exercisable at an exercise price of $21.19 with a weighted average remaining life of 6.7 years. No options were exercisable at June 30, 2002.

Restricted Stock Award

On the Effective Date, the former Chief Executive Officer was granted a restricted stock award of 153,282 shares of Common Stock. The grant was subject to the terms of a Restricted Stock Award Agreement dated February 1, 2002. One-third of the restricted shares would have vested after each of the first, second and third anniversaries of the Effective Date, subject to his employment with Worldwide on such date. If his employment was terminated by Worldwide other than for Cause (as defined in the Restricted Stock Award Agreement) or he terminated his employment for Good Reason (as also defined in the agreement) before the first anniversary of the Effective Date, he became immediately vested in one-third of the shares subject to the award. If such termination occurred after the first anniversary of the Effective Date but before all of the shares had become vested, he would become vested in a pro-rated portion of one-third of the shares subject to the award based on the number of days that have elapsed since the most recent anniversary of the Effective Date. The Restricted Stock Award Agreement provided that the former Chief Executive Officer had no right to transfer the restricted shares, no rights of ownership in shares of Common Stock subject to the award and no right to vote any shares. The former Chief Executive Officer terminated his employment with the Company as of January 31, 2003 and accordingly $0.5 million of expense accrued for this stock award was reversed during Fiscal Year 2003.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. JOINT VENTURES

During Fiscal Year 2000, the Company purchased the remaining 50% interest in one joint venture that it had previously accounted for under the equity method and sold the assets of another joint venture. The Company had no remaining joint venture investments at June 29, 2003 or June 30, 2002. The Company recorded losses on joint ventures of $524 as equity in the loss of such joint ventures during the Fiscal Year 2000.

NOTE 16. GEOGRAPHIC SEGMENTS

Information about operations for Fiscal Year 2003, the Transition Period, Fiscal Year 2001, and Fiscal Year 2000 and identifiable assets at June 29, 2003 and June 30, 2002, is presented below:

	Operating Revenue					Identifiable Assets
	Reorganized Company		Predecessor Company			Reorganized Company
	2003	2002 Four Months	2002 Two Months	2001	2000	June 29, 2003	June 30, 2002
United States	$528,600	$175,500	$101,300	$535,700	$547,400	$596,600	$623,900
Australia	43,400	14,200	6,100	40,300	44,400	50,100	41,300
Japan	15,700	6,300	1,600	25,000	26,600	10,000	8,600
United Kingdom	43,500	13,400	7,300	50,000	52,500	41,200	43,000
Other European	40,000	10,500	5,700	39,400	39,000	20,500	23,300
Other	13,800	5,800	3,100	23,100	21,800	6,000	9,000
Eliminations	(17,400)	(6,600)	(2,200)	(18,600)	(16,700)	7,000	6,400

Total	$667,600	$219,100	$122,900	$694,900	$715,000	$731,400	$755,500

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17. BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for Fiscal Year 2003, the Transition Period and each of Fiscal Year 2001 and Fiscal Year 2000, is presented below:

	Centers			Products
	U.S.	Inter- national	Sub- Total	U.S.	Inter- national	Sub- total	Corporate	Elimi- nations	Total
	(in millions)
Fiscal Year 2003:
Revenue from unaffiliated customers	$452.5	$108.5	$561.0	$61.9	$44.7	$106.6	$—	$—	$667.6
Intersegment sales	—	—	—	14.2	3.2	17.4	—	(17.4)	—
Operating income (loss)	53.3	7.7	61.0	2.2	(4.0)	(1.8)	(20.5)	0.6	39.3
Identifiable assets	481.6	101.1	582.7	86.8	26.7	113.5	28.2	7.0	731.4
Depreciation and amortization	61.8	12.5	74.3	5.4	0.4	5.8	1.3	(0.7)	80.7
Capital expenditures	27.0	7.5	34.5	2.0	0.1	2.1	2.3	—	38.9

Reorganized Company 2002 Four Months:
Revenue from unaffiliated customers	$148.5	$35.4	$183.9	$21.9	$13.3	$35.2	$—	$—	$219.1
Intersegment sales	—	—	—	5.1	1.5	6.6	—	(6.6)	—
Operating income (loss)	10.6	1.0	11.6	0.7	(5.7)	(5.0)	(8.0)	0.2	(1.2)
Identifiable assets	508.5	93.3	601.8	91.9	31.9	123.8	23.5	6.4	755.5
Depreciation and amortization	23.3	4.2	27.5	1.3	0.2	1.5	0.4	(0.5)	28.9
Capital expenditures	9.4	2.6	12.0	1.1	—	1.1	1.2	—	14.3

Predecessor Company 2002 Two Months:
Revenue from unaffiliated customers	$93.1	$18.2	$111.3	$6.5	$5.0	$11.5	$—	$—	$122.8
Intersegment sales	—	—	—	1.7	0.5	2.2	—	(2.2)	—
Operating income (loss)	19.6	1.7	21.3	(4.1)	—	(4.1)	(3.3)	0.2	14.1
Depreciation and amortization	13.6	2.2	15.8	1.3	0.1	1.4	0.1	(0.2)	17.1
Capital expenditures	1.1	0.5	1.6	0.4	0.1	0.5	0.4	—	2.5
Extraordinary Item	—	—	—	—	—	—	774.8	—	774.8
Cumulative effect of change in accounting for goodwill	86.7	181.9	268.6	449.8	—	449.8	—	—	718.4

Fiscal Year 2001:
Revenue from unaffiliated customers	$466.8	$110.3	$577.1	$55.2	$62.6	$117.8	$—	$—	$694.9
Intersegment sales	—	—	—	13.7	4.9	18.6	—	(18.6)	—
Operating income (loss)	18.0	4.6	22.6	(32.1)	(10.4)	(42.5)	(26.9)	1.1	(45.7)
Identifiable assets	696.7	278.9	975.6	531.1	36.7	567.8	—	6.0	1,549.4
Depreciation and amortization	86.5	18.9	105.4	23.9	0.9	24.8	1.3	(1.5)	130.0
Capital expenditures	35.8	8.3	44.1	2.6	0.3	2.9	2.5	—	49.5

Fiscal Year 2000:
Revenue from unaffiliated customers	$466.7	$113.7	$580.4	$68.0	$66.6	$134.6	$—	$—	$715.0
Intersegment sales	—	—	—	12.7	4.0	16.7	—	(16.7)	—
Operating income (loss)	10.4	0.1	10.5	(35.5)	(10.4)	(45.9)	(23.0)	1.4	(57.0)
Identifiable assets	781.5	296.8	1,078.3	574.1	60.7	634.8	8.3	4.9	1,726.3
Depreciation and amortization	88.8	22.9	111.7	23.7	1.1	24.8	1.2	(1.7)	136.0
Capital expenditures	42.7	11.7	54.4	9.5	1.1	10.6	1.5	—	66.5

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18. RELATED PARTIES

Prior to the Effective Date, Goldman, Sachs and Co. (“Goldman Sachs”) and its affiliates had certain interests in the Company. Goldman Sachs and its affiliates together beneficially owned a majority of the outstanding voting equity of AMF Bowling. Goldman Sachs also owned 870,000 warrants to purchase shares of common stock of AMF Bowling. The warrants were issued in connection with its acquisition of the Company in May 1996 at an exercise price of $0.01 per share and expire in May 2006. In addition, Goldman Sachs was the initial purchaser of the Old Subordinated Notes. Prior to the Effective Date, Richard A. Friedman and Terence M. O’Toole, each of whom was at that time a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who was at that time a limited partner of The Goldman Sachs Group, L.P., were directors of AMF Bowling. Prior to the Effective Date, Goldman Sachs, was deemed to be an “affiliate” of the Company. Goldman Sachs received an underwriting discount of approximately $19,000 in connection with the purchase and resale of the Old Subordinated Notes in 1996. In addition, Goldman Sachs was reimbursed its expenses and is indemnified in connection with its services. Since the Effective Date, the Company has not had an affiliation with Goldman Sachs.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

AMF BOWLING WORLDWIDE, INC.

SELECTED QUARTERLY FINANCIAL DATA

(in thousands)

		Fiscal Year 2003
		1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
		(unaudited)
Operating revenue		$150,600		$176,600	$187,900	$152,500
Operating income (loss)		(8,300)		18,400	32,400	(3,200)
Net income (loss)		(20,800)		7,200	21,100	(4,100)

		Quarter ended
		March 31		June 30	September 30	December 31
		(unaudited)
Operating revenue	2002	$190,200	(a)	$151,700
	2001	205,700		151,400	156,200	181,600
	2000	209,500		160,700	162,100	182,700

Operating income (loss)	2002	23,000	(a)	(10,100)
	2001	15,800		(34,300)	(32,400)	5,200
	2000	23,900		(14,400)	(17,900)	(48,600)

Net loss	2002	(14,300	)(a)	(20,300)
	2001	(29,200)		(69,200)	(64,100)	(54,500)
	2000	(5,600)		(46,300)	(52,200)	(77,400)

(a)	The quarter ended March 31, 2002 includes the Reorganized Company 2002 One Month (March, 2002) and the Predecessor Company 2002 Two Months.

EXHIBIT INDEX

2.1	Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 2.1, for the year ended December 31, 2001 (File No. 001-12131)).
2.2	Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.1	Indenture dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 13.00% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).
4.3	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.4	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
4.5	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
10.1	Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 31, 1999 (File No. 001-13539)). *
10.2	Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 31, 1999 (File No. 001-13539)). *
10.3	Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2000 (File No. 001-12131)). *
10.4	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.38, for the year ended December 31, 2000 (File No. 001-12131)). *
10.5	Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.39, for the year ended December 31, 2000 (File No. 001-12131)). *
10.6	Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.41, for the year ended December 31, 2000 (File No. 001-12131)). *
10.7	Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.43, for the year ended December 31, 2000 (File No. 001-12131)). *
10.8	Senior Secured Credit Agreement, dated as of February 28, 2002 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institutions listed on the signature pages thereto, and Bankers Trust Company, as Documentation Agent, Syndication Agent and Administrative Agent (without exhibits) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).
10.9	AMF Bowling Worldwide, Inc. 2002 Stock Option Plan (incorporated herein by reference to the

E-1

Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)). *
10.10	Amended and Restated Employment Agreement, dated as of February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2001 (File No. 001-12131)). *
10.11	Restricted Stock Award Agreement, dated February 1, 2002, between AMF Bowling Worldwide, Inc. and Roland Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001 (File No. 001-12131)). *
10.12	Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001 (File No. 001-12131)). *
10.13	Employment Letter, dated as of January 24, 2002, between AMF Bowling Worldwide, Inc. and Wayne T. Tennent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 2001 (File No. 001-12131)). *
10.14	Addendum dated April 25, 2002, to Employment Letter, dated as of August 8, 2001, between AMF Bowling Worldwide, Inc. and Frederick G. Kraegel (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarterly period ended March 31, 2002 (File No. 001-12131)). *
10.15	Employment Agreement, dated as of December 6, 2002, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 30, 2003 (File No. 001-12131)). *
10.16	Grant Notice and Option Agreement, dated as of March 17, 2003, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 30, 2003 (File No. 001-12131)). *
10.17	Grant Notice and Option Agreement, dated as of April 16, 2003, between AMF Bowling Worldwide, Inc. and Philip Maslowe (filed herewith).*
21.1	Subsidiaries of the Company (filed herewith).
31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

E-2