Form 10-Q
period 2003-09-28
AMF BOWLING WORLDWIDE INC
filed 2003-11-12
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of October 31, 2003 was 10,000,000.

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

Item 1. Financial Statements

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share date)

(unaudited)

	September 28, 2003	June 29, 2003
Assets
Current assets:
Cash and cash equivalents	$22,250	$56,275
Accounts and notes receivable, net of allowance for doubtful accounts of $4,680 and $7,329, respectively	25,922	23,217
Inventories, net	36,353	34,001
Advances and deposits	19,144	19,019

Total current assets	103,669	132,512
Property and equipment, net	562,963	568,609
Leasehold interests, net and other	29,998	30,269

Total assets	$696,630	$731,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,046	$17,642
Accrued expenses and other	84,849	84,372
Current portion of long-term debt	17,931	40,901

Total current liabilities	117,826	142,915
Long-term debt, less current portion	378,143	375,587
Liabilities subject to resolution	1,110	1,323

Total liabilities	497,079	519,825
Stockholders’ equity:
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued and outstanding)	—	—
Common Stock ($.01 par value, 20,000,000 shares authorized, 9,958,689 issued and outstanding) (a)	100	100
Paid-in capital	212,466	212,361
Accumulated deficit	(24,881)	(12,209)
Accumulated other comprehensive income	11,866	11,313

Total stockholders’ equity	199,551	211,565

Total liabilities and stockholders’ equity	$696,630	$731,390

(a)	There were 9,958,689 shares outstanding on September 28, 2003. On September 30, 2003, the Company issued 4,466 shares to trade claimants and the remaining 36,831 shares will be issued as claims are resolved in accordance with the Company’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Operating revenue	$148,014	$150,627

Operating expenses:
Cost of goods sold	33,686	36,058
Bowling center operating expenses	91,566	91,109
Selling, general and administrative expenses	10,959	10,363
Depreciation and amortization	15,673	21,392

Total operating expenses	151,884	158,922

Operating loss	(3,870)	(8,295)

Nonoperating expenses (income):
Interest expense	9,187	10,477
Interest income	(96)	(145)
Other expense (income), net	(762)	872

Total nonoperating expenses, net	8,329	11,204

Loss before income taxes	(12,199)	(19,499)
Provision for income taxes	473	1,309

Net loss	$(12,672)	$(20,808)

Net loss per share of common stock:
Basic	$(1.27)	$(2.08)
Diluted	(1.27)	(2.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Cash flows from operating activities:
Net loss	$(12,672)	$(20,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	105	—
Depreciation and amortization	15,673	21,392
(Gain) loss on the sale of property and equipment, net	(660)	85
Changes in assets and liabilities:
Accounts and notes receivables, net	(230)	(843)
Inventories	260	1,548
Other assets	184	(1,319)
Accounts payable and accrued expenses	(4,999)	(8,554)
Income taxes payable	715	101
Other long-term liabilities	(27)	76

Net cash used in operating activities	(1,651)	(8,322)

Cash flows from investing activities:
Purchases of property and equipment	(9,250)	(8,943)
Proceeds from the sale of property and equipment	892	15

Net cash used in investing activities	(8,358)	(8,928)

Cash flows from financing activities:
Borrowing under Revolver	5,000	5,000
Repayment under Term Facility	(25,358)	—
Repayment under capital lease obligations	(56)	(51)
Payments of noncompete obligations	—	(9)

Net cash (used in) provided by financing activities	(20,414)	4,940

Effect of exchange rates on cash	(3,602)	2,652

Net decrease in cash	(34,025)	(9,658)
Cash and cash equivalents at beginning of period	56,275	34,167

Cash and cash equivalents at end of period	$22,250	$24,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and Note 12)

(unaudited)

NOTE 1. BUSINESS DESCRIPTION – ORGANIZATION

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

The Company is the largest operator of bowling centers in the world with 473 centers in operation as of September 28, 2003, comprised of 376 bowling centers in the U.S. and 97 bowling centers operating in five foreign countries.

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

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (“Chapter 11”). The bankruptcy court (the “Bankruptcy Court”) confirmed the Plan on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002 (the “Effective Date”). Upon emergence from Chapter 11, the indebtedness that the Company had in place prior to the Effective Date was terminated, discharged or re-instated.

The Company has a retail calendar with each quarter comprised of one five week period and two four week periods. The Company’s 52-53 week year ends on the Sunday nearest to June 30. Fiscal year 2003 contained 52 weeks.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 12)

(unaudited)

NOTE 2. BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements presented in this Form 10-Q are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and cash flows for all periods presented.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003. The balances presented as of June 29, 2003 are derived from the Company’s audited consolidated financial statements.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of outstanding shares of Common Stock during the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or restricted stock were exercised or converted into Common Stock. The computation for basic and diluted earnings (loss) per share is as follows:

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Net loss	$(12,672)	$(20,808)

Weighted average shares of common stock outstanding:
Basic	10,000	10,000
Effect of stock options and warrants	—	—

Diluted	10,000	10,000

Net loss per share:
Basic	$(1.27)	$(2.08)
Diluted	(1.27)	(2.08)

As of September 28, 2003 and September 29, 2002, potentially dilutive common shares of 4,127 and 4,277, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 12)

(unaudited)

NOTE 4. STOCK-BASED COMPENSATION

The Company currently uses the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the Company’s stock and the exercise price on the date of the grant. Options to purchase common stock granted to other than employees as consideration for services rendered are measured at fair value and are recognized as the services are provided. If the Company had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the net income (loss) and net income (loss) per basic and diluted share for the quarter ended September 28, 2003 and September 29, 2002 would have been reflected as the pro forma amounts shown below:

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Net loss, as reported	$(12,672)	$(20,808)
Stock-based employee compensation under APB 25	105	—
Pro forma stock-based employee compensation expense under SFAS No. 123	(780)	(791)

Net loss, pro forma	$(13,347)	$(21,599)

Net loss per share, as reported
Basic	$(1.27)	$(2.08)
Diluted	(1.27)	(2.08)

Net loss per share, pro forma
Basic	$(1.33)	$(2.16)
Diluted	(1.33)	(2.16)

Weighted average shares
Basic	10,000	10,000
Diluted	10,000	10,000

NOTE 5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss was $12,119 and $20,659 for the quarter ended September 28, 2003 and September 29, 2002, respectively. Accumulated other comprehensive income of $11,866 and $4,817 at September 28, 2003 and September 29, 2002, respectively, is included in stockholders’ equity and consists of the foreign currency translation adjustment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 12)

(unaudited)

NOTE 6. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On June 30, 2003, the Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments be classified as a liability or an asset in some instances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on the Company’s results of operations or financial condition or impact its classification of any financial instruments.

On June 30, 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in this EITF is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of this statement did not have any effect on the Company’s results of operations or financial condition.

NOTE 7. INVENTORIES, NET

Inventories, net at September 28, 2003 and June 29, 2003 consist of:

	September 28, 2003	June 29, 2003
Products, at FIFO:
Raw materials	$6,159	$4,117
Work in progress	5,867	4,929
Finished goods and spare parts	16,365	17,283
Centers, at average cost:
Merchandise and spare parts	7,962	7,672

	$36,353	$34,001

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 28, 2003 and June 29, 2003 consist of:

	September 28, 2003	June 29, 2003
Land	$117,230	$117,267
Buildings	308,292	303,955
Equipment, furniture and fixtures	241,449	237,830
Other	6,161	4,087

	673,132	663,139
Less: accumulated depreciation	(110,169)	(94,530)

	$562,963	$568,609

Depreciation expense related to property and equipment was $15,501 and $21,302 for the quarter ended September 28, 2003 and September 29, 2002, respectively.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 12)

(unaudited)

NOTE 9. LONG-TERM DEBT

Credit Agreement

As of February 28, 2002, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that consisted of a $290,000 term facility (the “Term Facility”) maturing in February 2008 and a $60,000 revolving credit facility (the “Revolver”) maturing in February 2007. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the Revolver as provided in the Credit Agreement, from $60,000 to $45,000. This reduction will result in lower commitment fees in future periods.

Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Eurodollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios. The interest rate in effect at September 28, 2003 was 5.45%. Outstanding borrowings under the Revolver bear interest equal to the adjusted Eurodollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. As of September 28, 2003, $5,000 was outstanding under the Revolver. On October 2, 2003, the Company repaid the $5,000 borrowing under the Revolver, which is not reflected in the condensed consolidated balance sheet at September 28, 2003. Outstanding standby letters of credit issued under the Revolver, as of September 28, 2003, totaled $9,550, leaving $30,450 available for additional borrowings or letters of credit. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $130,371 due on February 28, 2008. Scheduled quarterly principal payments for fiscal year 2004 will range from $1,900 to $7,300 and $2,400 to $9,800 for the quarters thereafter. All payments are due on the last day of the calendar quarter. The Company made a principal payment of $1,910 on September 30, 2003 which is not reflected in the condensed consolidated balance sheet at September 28, 2003. Repayment also is required in amounts specified in the Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments not to be less than quarterly and an annual mandatory prepayment of the Term Facility based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Pursuant to the Credit Agreement, the Company was required to calculate the amount of a mandatory prepayment of the Term Facility based on consolidated excess cash flow, as defined in the Credit Agreement, for the transition period from January 1, 2002 through June 30, 2002. The Company deposited $11,720 on October 18, 2002 into an account held by the Administrative Agent, which applied the prepayment to the Term Facility on November 7, 2002 upon expiration of a Eurodollar loan contract. For the fiscal year ended June 29, 2003, the Company calculated a mandatory prepayment of $24,372 based on consolidated excess cash flow, $23,260 of which was paid and applied to the Term Facility on August 28, 2003. The remaining $1,112 was paid on October 8, 2003 upon expiration of a Eurodollar loan contract. The prepayments reduced the remaining scheduled principal payments on a pro rata basis.

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

Long-Term Debt Summary

The Company’s long-term debt at September 28, 2003 and June 29, 2003 consists of:

	September 28, 2003	June 29, 2003
Term Facility	$236,874	$262,232
Revolver (a)	5,000	—
Subordinated Notes	150,000	150,000
Mortgage note and capitalized leases (b)	4,200	4,256

Total debt	396,074	416,488
Current maturities	(17,931)	(40,901)

Total long-term debt	$378,143	$375,587

(a)	As of September 28, 2003, there was $30,450 available for borrowing under the Revolver, with $5,000 outstanding and $9,550 of issued but undrawn standby letters of credit.
(b)	As of September 28, 2003, represents debt under one mortgage note and three capitalized equipment leases.

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at September 28, 2003 and June 29, 2003 were $1,110 and $1,323, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claims or over a six year period.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 12)

(unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from June 29, 2003 of the Company’s exposure related to equipment warranties for the period ended September 28, 2003:

June 29, 2003 Balance	$1,521
Provision	59
Payments	(57)

September 28, 2003 Balance	$1,523

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require the Company to record the fair value of any equipment sale repurchase agreement executed or modified after December 31, 2002. The Company entered into one repurchase agreement during the quarter ended September 28, 2003, which did not have a material impact.

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment. The Company’s aggregate amount of exposure related to equipment repurchase agreements is approximately $15,706 at September 28, 2003 of which $10,942 relates to equipment repurchase agreements entered into prior to the Petition Date. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan. Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

The Company’s exposure under equipment repurchase agreements entered into after the Petition Date is approximately $4,764. This amount includes 17 equipment repurchase agreements that have been entered into as of September 28, 2003. The Company believes it can realize approximately $3,202 upon the sale of equipment if it was required to perform under such agreements, leaving the Company with a net exposure of approximately $1,561. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

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

During the quarter ended September 28, 2003, the Company sold excess property in the United States for net proceeds of $781.

Litigation and Claims

The Company emerged from Chapter 11 on March 8, 2002. However, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claim objections and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive and other damages that may not be covered by insurance. In management’s opinion, the ordinary course claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. In addition, AMF Centers is a defendant in certain actions alleging violations of the federal legislation for transmission of unsolicited communications. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. It is not possible at this time to predict the outcome of such actions. AMF Centers also, from time to time, resolves claims alleging similar violations in order to avoid litigation.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 12)

(unaudited)

NOTE 12. BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations is presented below (in millions):

	Quarter ended September 28, 2003
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$89.5	$27.4	$116.9	$18.0	$13.1	$31.1	$—	$—	$148.0
Intersegment sales	—	—	—	4.2	1.1	5.3	—	(5.3)	—
Operating income (loss)	(1.2)	1.4	0.2	1.7	(0.5)	1.2	(5.4)	0.1	(3.9)
Total assets	468.0	91.5	559.5	86.6	30.2	116.8	13.2	7.1	696.6
Depreciation and amortization	10.5	3.2	13.7	1.4	0.1	1.5	0.7	(0.2)	15.7
Capital expenditures	7.7	0.8	8.5	0.3	—	0.3	0.5	—	9.3

	Quarter ended September 29, 2002
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$92.3	$26.4	$118.7	$19.8	$12.1	$31.9	$—	$—	$150.6
Intersegment sales	—	—	—	4.1	0.7	4.8	—	(4.8)	—
Operating income (loss)	(6.1)	1.9	(4.2)	1.6	(0.5)	1.1	(5.4)	0.2	(8.3)
Total assets	500.7	88.6	589.3	95.5	28.5	124.0	12.3	6.6	732.2
Depreciation and amortization	17.0	3.1	20.1	1.0	0.1	1.1	0.4	(0.2)	21.4
Capital expenditures	7.1	0.9	8.0	0.3	0.1	0.4	0.5	—	8.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the quarter ended September 28, 2003 versus the quarter ended September 29, 2002 reflect the closing of 18 centers.

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

As required under the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (the “SEC”) issued final rules on January 22, 2002 to address the disclosure of certain financial information that is calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles (“GAAP”). In response to the SEC’s ruling, the Company’s discussion of its results of operations and financial condition is presented in terms of GAAP measurements, such as net income, cash flow from operating activities and operating income.

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Consolidated
Operating revenue	$148.0	$150.6
Cost of goods sold	33.7	36.0
Bowling center operating expenses	91.6	91.1
Selling, general and administrative expenses	10.9	10.4
Depreciation and amortization	15.7	21.4

Operating loss	(3.9)	(8.3)
Interest expense, gross	9.2	10.5
Other expense (income), net	(0.9)	0.7

Loss before provision for income taxes	(12.2)	(19.5)
Provision for income taxes	0.5	1.3

Net loss	$(12.7)	$(20.8)

Consolidated revenue for the quarter ended September 28, 2003 was $148.0 million, a decrease of $2.6 million, or 1.7%, compared with the quarter ended September 29, 2002. This decrease was attributable to the decrease in Centers revenue due to a decrease in lineage, food and beverage, and ancillary revenue. In addition, closed centers represent a $2.8 million negative variance compared with the prior year period. These losses were partially offset by gains in foreign exchange rate changes.

Depreciation and Amortization

Depreciation and amortization decreased $5.7 million, or 26.8%, in the quarter ended September 28, 2003 compared with the quarter ended September 29, 2002. This change was primarily attributable to decreased Centers depreciation as a result of 1996 acquisition assets with seven year lives becoming fully depreciated. In addition, due to center closures, there are 18 less centers when compared with the prior year period.

Interest Expense

Gross interest expense decreased $1.3 million, or 12.4%, in the quarter ended September 28, 2003 compared with the quarter ended September 29, 2002. This decrease is primarily attributable to decreased debt levels as well as lower interest rates on the variable rate debt.

Provision for Income Taxes

As of September 28, 2003, the Company had net operating loss carryforwards of approximately $67.7 million. The net operating loss carryforwards will begin to expire in 2022. The Company recorded a valuation allowance, as of June 29, 2003, totaling $218.1 million related to net operating losses and other deferred tax assets that management believes do not meet the “more likely than not” realization criteria of SFAS No. 109 “Accounting for Income Taxes.” Due to net operating losses and the valuation allowance, no federal income tax expense or benefit was recorded for either September 28, 2003 or September 29, 2002. The tax provision recorded for the quarters ended September 28, 2003 and September 29, 2002 primarily relates to certain state, local and foreign income taxes. Income tax expense decreased to $0.5 million for the quarter ended September 28, 2003 from $1.3 million for the quarter ended September 29, 2002. The decrease is a result of the taxation of individual subsidiaries by separate state, local and foreign jurisdictions. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly owned subsidiary, recorded a state tax benefit of $0.3 million for the quarter ended September 28, 2003 based on a 6% effective state tax rate. Various foreign subsidiaries and branches recorded a combined tax expense of $0.8 million for the quarter ended September 28, 2003 based on various foreign tax rates.

Net Loss

Net loss for the quarter ended September 28, 2003 totaled $12.7 million compared with a net loss of $20.8 million in the prior year quarter. This change was primarily attributable to the decrease in depreciation and amortization mentioned above. Additionally, in the quarter ended September 28, 2003, the Company recognized gains of $0.7 million related to fixed asset disposals.

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

As of October 31, 2003, there were no outstanding borrowings under the Revolver and outstanding standby letters of credit issued under the Revolver totaled approximately $10.1 million, leaving approximately $34.9 million available for additional borrowings or letters of credit. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

Liquidity

As of September 28, 2003, working capital deficit was $14.2 million compared with working capital deficit of $10.4 million at June 29, 2003, a decrease of $3.8 million. This decrease is primarily attributable to a decrease in cash as a result of payments of current maturities of long term debt and funding of operations and is comprised of the following:

Increase (Decrease)
(in millions)
Cash	$(34.0)
Accounts and notes receivable, net	2.7
Inventory	2.3
Other current assets	0.1
Accounts payable	2.6
Accrued expenses	(0.5)
Current maturities of long-term debt	23.0

$(3.8)

Net cash used in operating activities was $1.7 million for the quarter ended September 28, 2003 compared with net cash used in operating activities of $8.3 million in the quarter ended September 29, 2002, as the effect of the decreased operating loss was offset by an increase in cash used for working capital needs.

Net cash used in investing activities was $8.4 million for the quarter ended September 28, 2003 compared with $8.9 million in the quarter ended September 29, 2002, a decrease of $0.5 million. This decrease is primarily due to increased proceeds from the sale of property and equipment of $0.9 million. The decrease was partially offset by an increase in Centers expenditures, primarily related to capital improvements and an increase in company-wide information systems expenditures.

Net cash used in financing activities was $20.4 million for the quarter ended September 28, 2003 compared with cash provided by financing activities of $4.9 million in the quarter ended September 29, 2002, a decrease of $25.3 million. This decrease is primarily the result of the excess cash flow payment on the Term Facility of $24.4 million in the quarter ended September 28, 2003.

As a result of the aforementioned, cash decreased by $34.0 million during the quarter ended September 28, 2003 compared with a decrease of $9.7 million during the quarter ended September 29, 2002.

Capital Resources

The Company’s debt at September 28, 2003 and June 29, 2003 consisted of the following:

	September 28, 2003	June 29, 2003
Term Facility	$236.9	$262.2
Subordinated Notes	150.0	150.0
Revolver	5.0	—
Mortgage note and capitalized leases	4.2	4.3

	$396.1	$416.5

As of September 28, 2003, the Company had approximately $30.5 million available for borrowing under the Revolver, with $5.0 million outstanding and approximately $9.5 million of issued but undrawn standby letters of credit. As of June 29, 2003, the Company had $35.8 million available for borrowing or letters of credit under the Revolver, with no amounts outstanding and $9.2 million of issued but undrawn standby letters of credit.

During the quarter ended September 28, 2003, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver. The Company made cash interest payments of $15.5 million during the quarter ended September 28, 2003. For the fiscal year ended June 29, 2003, the Company calculated a mandatory Term Facility prepayment of $24.4 million based on consolidated excess cash flow, $23.3 million of which was paid and applied to the Term Facility on August 28, 2003. The remaining $1.1 million was paid on October 8, 2003 upon expiration of a Eurodollar loan contract. The prepayments reduced the remaining scheduled principal payments on a pro rata basis. Additionally, on September 30, 2003, the Company made a $1.9 million principal payment under the Term Facility and on October 2, 2003, the Company repaid the $5.0 million borrowing under the Revolver. The payments made after September 28, 2003 are not reflected in the condensed consolidated balance sheet at September 28, 2003.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During the quarter ended September 28, 2003, the Company sold excess property in the United States for net proceeds of $0.8 million.

Capital Expenditures

The Company’s capital expenditures were $9.3 million in the quarter ended September 28, 2003 compared with $8.9 million in the quarter ended September 29, 2002, an increase of $0.4 million. This increase is primarily due to increased Centers expenditures, primarily related to capital improvements and an increase in company-wide information systems expenditures.

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

Foreign currency exchange rates also impact the translation of operating results from International Centers and Products. International Centers represented $27.4 million of the $148.0 million consolidated revenue and $1.4 million of the $(3.9) million consolidated operating loss for the quarter ended September 28, 2003. For the quarter ended September 29, 2002 International Centers represented $26.4 million of the $150.6 million consolidated revenue and $1.9 million of the $(8.3) million consolidated operating loss.

Revenue and operating income of International Products represented 8.9% and 12.8% of consolidated revenue and operating loss, respectively, for the quarter ended September 28, 2003. Revenue and operating income of International Products represented 8.0% and 6.0% of consolidated revenue and operating loss, respectively, for the quarter ended September 29, 2002.

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation for the quarters ended September 28, 2003 and September 29, 2002, respectively.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the condensed consolidated financial statements. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the Board of Directors.

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

Deferred Tax Assets

As of September 28, 2003, the Company had approximately $218.1 million of gross deferred tax assets on its consolidated balance sheet. Management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation reserve is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation reserve has been set up for the entire amount of the deferred tax asset. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

Centers

Centers results reflect both U.S. and International Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 472 centers (376 U.S. Centers and 96 International Centers) that have been in operation twelve months as of June 29, 2003. Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources.

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Centers (before intersegment eliminations)
Operating revenue	$116.9	$118.7

Cost of goods sold	11.1	11.5
Bowling center operating expenses	91.9	91.3
Depreciation and amortization	13.7	20.1

Operating income (loss)	$0.2	$(4.2)

For the quarter ended September 28, 2003, bowling, food and beverage and ancillary sources represented 57.6%, 26.5% and 15.9% of total Centers revenue, respectively. For the quarter ended September 29, 2002, bowling, food and beverage and ancillary sources represented 57.3%, 26.5% and 16.2% of total Centers revenue, respectively.

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

The decline in revenue that could be expected from the decline in lineage has been generally offset with price increases. International Centers, which operates in five different countries, has a bowling lineage mix of approximately 66% recreational lineage and 34% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play. With the exception of Australia, the impact on revenue from the decline in International Centers lineage has also been generally offset with price increases. Price increases have generally paralleled local country inflation rates.

Quarter ended September 28, 2003 compared with the quarter ended September 29, 2002

Centers operating revenue was down $1.8 million, or 1.5%, for the quarter ended September 28, 2003 compared with the prior year quarter, of which $2.8 million was attributable to the closure of 18 centers since September 29, 2002. The decrease in revenue as a result of closed centers was offset by an increase in international constant center revenue. International constant center revenue increased $2.1 million, or 8.5%, primarily attributable to a favorable foreign exchange rate variance of $2.4 million, partially offset by a decline in lineage. U.S. constant center revenue decreased $1.5 million, or 1.7%, primarily as a result of decreased food and beverage and ancillary revenue.

Bowling center operating expenses increased $0.6 million, or 0.6%, of which $2.7 million was a result of an increase in constant center expenses. U.S. constant center operating expenses increased $0.8 million, or 1.3%, primarily attributable to increased payroll and insurance expenses, partially offset by savings within advertising and maintenance expenses. Severance for the former U.S. Centers chief operating officer totaling approximately $0.3 million is included in the current quarter within payroll. Additionally, U.S. Centers’ current quarter also includes a charge totaling $0.3 million related to one action alleging violations of federal legislation involving unsolicited communications. International constant center operating expenses increased $1.8 million, or 12.2%, primarily attributable to an unfavorable foreign exchange rate of $1.5 million. The increase in constant center expenses was partially offset by a decrease in expenses as a result of closed centers. As a percentage of revenue, Centers operating expenses were 78.6% for the quarter ended September 28, 2003 compared with 76.9% for the prior year quarter.

Depreciation and amortization decreased $6.4 million, or 31.9%, primarily attributable to a decrease in depreciation expense as a result of U.S. Centers’ 1996 acquisition assets with seven year lives becoming assets becoming fully depreciated. In addition, due to center closures, there are 18 less centers when compared with the prior year.

Operating income increased $4.4 million versus the prior year quarter primarily due to the decrease in depreciation and amortization as discussed above.

Products

	Quarter Ended September 28, 2003	Quarter Ended September 29, 2002
Products (before intersegment eliminations)
Operating revenue	$36.4	$36.7
Cost of goods sold	27.5	29.1

Gross profit	8.9	7.6
Selling, general and administrative expenses	6.2	5.4
Depreciation and amortization	1.5	1.1

Operating income	$1.2	$1.1

Quarter ended September 28, 2003 compared with the quarter ended September 29, 2002

Products operating revenue decreased $0.3 million, or 0.8%.

Gross profit increased $1.3 million, or 17.1%. The gross profit margin was 24.5% for the quarter ended September 28, 2003 compared with 20.7% in the prior year quarter. The improved margin percentage was primarily attributable to efficiencies in labor and reductions in warranty expense.

Products selling, general and administrative expenses increased $0.8 million, or 14.8%, compared with the prior year quarter. The increase in expenses is primarily attributable to increased payroll expenses.

Depreciation and amortization increased $0.4 million, or 36.4%, primarily attributable to the addition of assets in fiscal year 2003.

Operating income for the quarter ended September 28, 2003 was $1.2 million, an increase of $0.1 million, or 9.1%, when compared with the prior year quarter primarily attributable to the increase in the gross profit margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements. At September 28, 2003, one interest rate cap agreement was outstanding. There were no other derivative instruments outstanding during any of the periods presented. Management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

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

The following table provides information about the Company’s fixed and variable-rate debt at September 28, 2003, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$236.9	5.54%
February 28, 2007	—	—	$5.0	4.94%

The fair value of the Term Facility and the Subordinated Notes at September 28, 2003 was approximately $236.9 million and $166.1 million, respectively. The fair value of the outstanding borrowings on the Revolver at September 28, 2003 was $5.0 million.

On June 6, 2003, the Company entered into an interest rate cap agreement with Bank of America to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement. The table below summarizes the interest rate cap agreement at September 28, 2003:

Expiration Date	Notional Amount	Cap Rate (a)
June 6, 2004	$100.0	3.0%

(a)	The cap rate is the 3 month U.S. Dollar-London Interbank Offer Rate (“USD-LIBOR”) quoted by Bank of America.

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

PART II

Item 1. Legal Proceedings

The Company emerged from Chapter 11 on March 8, 2002. However, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claim objections and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations.

The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive and other damages that may not be covered by insurance. In management’s opinion, the ordinary course claims and actions in which the Company is involved are not expected to have a material adverse impact on its financial position or results of operations. In addition, AMF Centers is a defendant in certain actions alleging violations of the federal legislation for transmission of unsolicited communications. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. It is not possible at this time to predict the outcome of such actions. AMF Centers also, from time to time, resolves claims alleging similar violations in order to avoid litigation.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.

(Registrant)

/s/ Christopher F. Caesar	November 12, 2003
Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer of the registrant and principal financial officer)