Form 10-Q
period 2003-12-28
AMF BOWLING WORLDWIDE INC
filed 2004-02-04
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

or

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant’s common stock issued and outstanding or issuable under the Registrant’s Plan of Reorganization as of January 30, 2004 was 10,000,000.

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

•	any statements concerning:

•	the results of operations of the Company’s businesses;

•	the results of the Company’s initiatives to improve its bowling centers operations and its business of selling bowling equipment;

•	the amounts of capital expenditures needed to maintain or improve the Company’s bowling centers;

•	the Company’s ability to comply with the financial covenants in its financing facilities and generate cash flow to service its indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this report that are not historical facts.

These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	the Company’s ability to retain and attract higher quality key managers;

•	the Company’s ability to successfully implement initiatives designed to maintain bowling customer traffic in its bowling centers and improve center operating performance;

•	the Company’s ability to successfully implement the Company’s business initiatives;

•	competition in the Company’s bowling products business;

•	the risk of adverse political acts or developments in the Company’s international markets;

•	fluctuations in foreign currency exchange rates;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 28, 2003	June 29, 2003
Assets
Current assets:
Cash and cash equivalents	$29,293	$56,275
Accounts and notes receivable, net of allowance for doubtful accounts of $4,996 and $7,329, respectively	22,930	23,217
Inventories, net	33,999	34,001
Advances and deposits	18,741	19,019

Total current assets	104,963	132,512
Property and equipment, net	568,009	568,609
Leasehold interests, net and other	28,703	30,269

Total assets	$701,675	$731,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,783	$17,642
Accrued expenses and other	82,161	84,372
Current portion of long-term debt	18,514	40,901

Total current liabilities	114,458	142,915
Long-term debt, less current portion	369,448	375,587
Liabilities subject to resolution	997	1,323

Total liabilities	484,903	519,825
Stockholders’ equity:
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued and outstanding)	—	—
Common Stock ($.01 par value, 20,000,000 shares authorized, 9,963,251 issued and outstanding) (a)	100	100
Paid-in capital	212,571	212,361
Accumulated deficit	(12,387)	(12,209)
Accumulated other comprehensive income	16,488	11,313

Total stockholders’ equity	216,772	211,565

Total liabilities and stockholders’ equity	$701,675	$731,390

(a)	There were 9,963,251 shares outstanding on December 28, 2003. On January 14, 2004, the Company issued 8,399 shares of common stock to holders of Class 4 claims (trade creditors). The remaining 28,336 shares of common stock will be issued as claims are resolved in accordance with the Company’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Operating revenue	$174,189	$176,572	$322,203	$327,199

Operating expenses:
Cost of goods sold	36,250	35,606	69,936	71,664
Bowling center operating expenses	90,880	92,359	181,785	183,468
Selling, general and administrative expenses	12,000	9,410	22,958	19,773
Depreciation and amortization	15,360	20,844	31,033	42,236

Total operating expenses	154,490	158,219	305,712	317,141

Operating income	19,699	18,353	16,491	10,058

Nonoperating expenses (income):
Interest expense	8,925	10,188	18,112	20,665
Interest income	(273)	(95)	(369)	(240)
Other expense (income), net	(2,690)	(315)	(2,790)	557

Total nonoperating expenses, net	5,962	9,778	14,953	20,982

Income (loss) before income taxes	13,737	8,575	1,538	(10,924)
Provision for income taxes	1,243	1,332	1,716	2,641

Net income (loss)	$12,494	$7,243	$(178)	$(13,565)

Net income (loss) per share of common stock:
Basic	$1.25	$0.72	$(0.02)	$(1.36)
Diluted	1.21	0.72	(0.02)	(1.36)
Weighted average common shares outstanding:
Basic	9,999,986	9,999,986	9,999,986	9,999,986
Diluted	10,358,402	9,999,986	9,999,986	9,999,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net loss	$(178)	$(13,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	210	351
Depreciation and amortization	31,033	42,236
(Gain) loss on the sale of property and equipment, net	(1,585)	657
(Gain) loss on casualty loss	(1,413)	—
Changes in assets and liabilities:
Accounts and notes receivables, net	411	3,687
Inventories	1,143	5,079
Other assets	(2,614)	29
Accounts payable and accrued expenses	(6,729)	(10,222)
Income taxes payable	570	(522)
Other long-term liabilities	(29)	(243)

Net cash provided by operating activities	20,819	27,487

Cash flows from investing activities:
Purchases of property and equipment	(23,824)	(18,844)
Proceeds from the sale of property and equipment	3,677	630
Other	—	137

Net cash used in investing activities	(20,147)	(18,077)

Cash flows from financing activities:
Borrowing under Revolver	5,000	15,000
Repayment under Revolver	(5,000)	(15,000)
Repayment under Term Facility	(28,380)	(13,720)
Repayment under capital lease obligations	(146)	(102)
Payments of noncompete obligations	—	(18)

Net cash used in financing activities	(28,526)	(13,840)

Effect of exchange rates on cash	872	210

Net decrease in cash	(26,982)	(4,220)
Cash and cash equivalents at beginning of period	56,275	34,167

Cash and cash equivalents at end of period	$29,293	$29,947

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

The Company is the largest operator of bowling centers in the world with 474 centers in operation as of December 28, 2003, comprised of 377 bowling centers in the U.S. and 97 bowling centers operating in five foreign countries.

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

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11”). The bankruptcy court (the “Bankruptcy Court”) confirmed the Plan on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002 (the “Effective Date”). Upon emergence from Chapter 11, the indebtedness that the Company had in place prior to the Effective Date was terminated, discharged or re-instated and the shares of common stock of Worldwide held by its former direct parent were cancelled. Pursuant to the Plan, new common stock, $0.01 par value (the “Common Stock”) was issued (or reserved for issuance) to the former creditors of the Debtors.

The Company has a retail calendar with each quarter comprised of one five week period and two four week periods. The Company’s 52-53 week year ends on the Sunday nearest to June 30. Fiscal years 2003 and 2004 both contain 52 weeks.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

NOTE 2. BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements presented in this Form 10-Q are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

	Quarter Ended December 28, 2003	Quarter Ended December 29, 2002	Six Months Ended December 28, 2003	Six Months Ended December 29, 2002
Net earnings (loss)	$12,494	$7,243	$(178)	$(13,565)
Weighted average shares of common stock outstanding:
Basic	10,000	10,000	10,000	10,000
Effect of stock options and warrants	358	—	—	—

Diluted	10,358	10,000	10,000	10,000
Net earnings (loss) per share:
Basic	$1.25	$0.72	$(0.02)	$(1.36)
Diluted	1.21	0.72	(0.02)	(1.36)

As of the six months ended December 28, 2003 and December 29, 2002, potentially dilutive shares of Common Stock of 4,126 and 4,219, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

NOTE 4. STOCK-BASED COMPENSATION

The Company currently uses the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the Company’s stock and the exercise price on the date of the grant. Options to purchase common stock granted to other than employees as consideration for services rendered are measured at fair value and are recognized as the services are provided. If the Company had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the net income (loss) and net income (loss) per basic and diluted share for the three and six months ended December 28, 2003 and December 29, 2002 would have been reflected as the pro forma amounts shown below:

	Quarter Ended December 28, 2003	Quarter Ended December 29, 2002	Six Months Ended December 28, 2003	Six Months Ended December 29, 2002
Net income (loss), as reported	$12,494	$7,243	$(178)	$(13,565)
Stock-based employee compensation expense under APB No. 25	105	351	210	351
Pro forma stock-based employee compensation expense under SFAS No. 123	(689)	(516)	(1,469)	(1,307)

Net income (loss), pro forma	$11,910	$7,078	$(1,437)	$(14,521)

Net income (loss) per share, as reported
Basic	$1.25	$0.72	$(0.02)	$(1.36)
Diluted	1.21	0.72	(0.02)	(1.36)
Net income (loss) per share, pro forma
Basic	$1.19	$0.71	$(0.14)	$(1.45)
Diluted	1.15	0.71	(0.14)	(1.45)
Weighted average shares
Basic	10,000	10,000	10,000	10,000
Diluted	10,358	10,000	10,000	10,000

NOTE 5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was $17,116 and $4,997 for the three and six months ended December 28, 2003, respectively, and $7,320 and $(13,339) for the three and six months ended December 29, 2002, respectively. Accumulated other comprehensive income of $16,488 and $4,894 at December 28, 2003 and December 29, 2002, respectively, is included in stockholders’ equity and consists of the foreign currency translation adjustment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

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

NOTE 7. INVENTORIES, NET

Inventories, net at December 28, 2003 and June 29, 2003 consist of:

	December 28, 2003	June 29, 2003
Products, at FIFO:
Raw materials	$5,696	$4,117
Work in process (a)	5,663	4,929
Finished goods and spare parts	14,341	17,283
Centers, at average cost:
Merchandise and spare parts	8,299	7,672

	$33,999	$34,001

(a)	Work in process also includes inventory shipments in-transit to customers.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 28, 2003 and June 29, 2003 consist of:

	December 28, 2003	June 29, 2003
Land	$117,443	$117,267
Buildings	319,502	306,765
Equipment, furniture and fixtures	270,874	249,200
Other	7,544	4,087

	715,363	677,319
Less: accumulated depreciation	(147,354)	(108,710)

	$568,009	$568,609

Depreciation expense related to property and equipment was $15,214 and $30,715 for the three and six months ended December 28, 2003, respectively, and $20,619 and $41,921 for the three and six months ended December 29, 2002, respectively.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the six months ended December 28, 2003 and December 29, 2002:

	December 28, 2003	December 29, 2002
Cash paid during the period for:
Interest	$18,776	$17,915
Income taxes	$2,486	$2,558

NOTE 10. LONG-TERM DEBT

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

Outstanding borrowings under the Term Facility bear interest equal to either the adjusted Eurodollar rate (as defined in the Credit Agreement) plus the applicable margin (4.00% to 4.50%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (3.00% to 3.50%), at the Company’s option depending on certain financial ratios. The interest rate in effect at December 28, 2003 was 5.50%. Outstanding borrowings under the Revolver bear interest equal to the adjusted Eurodollar rate plus the applicable margin (3.25% to 4.00%) or the Base Rate plus the applicable margin (2.25% to 3.00%), at the Company’s option depending on certain financial ratios. The Company pays a commitment fee of 0.50% on the unused portion of the Revolver. Drawings under the Revolver are subject to the fulfillment of certain conditions. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. On October 2, 2003, the Company repaid the $5,000 borrowing under the Revolver which was outstanding as of September 28, 2003. No borrowings were outstanding under the Revolver as of December 28, 2003 and outstanding standby letters of credit issued under the Revolver totaled $10,109, leaving $34,891 available for additional borrowings or letters of credit. The principal amount of the Term Facility must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $130,371 due on February 28, 2008. Scheduled quarterly principal payments for fiscal year 2004 will range from $1,900 to $7,300 and $2,400 to $9,800 for the quarters thereafter. All payments are due on the last day of the calendar quarter. The Company made a principal payment of $5,704 on December 31, 2003 which is not reflected in the condensed consolidated balance sheet at December 28, 2003. Repayment also is required in amounts specified in the Credit Agreement for certain events including unreinvested asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments not to be less than quarterly and an annual mandatory prepayment of the Term Facility based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 66% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

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

Long-Term Debt Summary

The Company’s long-term debt at December 28, 2003 and June 29, 2003 consists of:

	December 28, 2003	June 29, 2003
Term Facility	$233,852	$262,232
Revolver (a)	—	—
Subordinated Notes	150,000	150,000
Mortgage note and capitalized leases (b)	4,110	4,256

Total debt	387,962	416,488
Current maturities	(18,514)	(40,901)

Total long-term debt	$369,448	$375,587

(a)	As of December 28, 2003, there was $34,891 available for borrowing under the Revolver, with no amounts outstanding and $10,109 of issued but undrawn standby letters of credit.

(b)	As of December 28, 2003, represents debt under one mortgage note and three capitalized equipment leases.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

NOTE 11. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at December 28, 2003 and June 29, 2003 were $997 and $1,323, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claims or over a six year period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from June 29, 2003 of the Company’s exposure related to equipment warranties for the period ended December 28, 2003:

June 29, 2003 Balance	$1,521
Provision	94
Payments	(229)

December 28, 2003 Balance	$1,386

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by the customer to finance the purchase of the equipment. The Company’s aggregate amount of exposure related to equipment repurchase agreements is approximately $7,032 at December 28, 2003 of which $1,741 relates to equipment repurchase agreements entered into prior to the Petition Date. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan. Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

The Company’s exposure under equipment repurchase agreements entered into after the Petition Date is approximately $5,291. This amount includes 18 equipment repurchase agreements that have been entered into as of December 28, 2003. The Company believes it can realize approximately $3,200 upon the sale of equipment if it was required to perform under such agreements, leaving the Company with a net exposure of approximately $2,091. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require the Company to record the fair value of any equipment sale repurchase agreements executed or modified after December 31, 2002. The Company entered into one repurchase agreement during the quarter ended December 28, 2003. As of December 28, 2003, the Company recorded a fair value liability of $56 related to repurchase agreements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During the quarter ended December 28, 2003, the Company sold the land and building associated with a bowling center in the United States for net proceeds of $2,222 and a loss of $175 and excess property in the United States for net proceeds of $229 and a gain of the same amount. During the quarter ended September 28, 2003, the Company sold excess property in the United States for net proceeds of $781 and a gain of the same amount.

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

Effects of Threatened European Community Tariff Increases

The Commission of the European Community (the “Commission”) announced its intention to increase tariffs on certain U.S. exports to the countries comprising the European Community (“EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which have been declared in violation of U.S. obligations by the World Trade Organization (“WTO”). If the Commission’s sanctions become effective, a substantial portion of the Company’s bowling products imported into the EC may be subject to an additional duty of up to 100 percent ad valorem. The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO rulings. The Commission declared that it will impose sanctions in early 2004, in the absence of appropriate congressional action. There can be no assurance that absent appropriate congressional action, the sanctions will not have an adverse impact on the Company’s sales in the EC.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

NOTE 13. BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations is presented below (in millions):

	Quarter ended December 28, 2003
	Centers			Products			Corporate	Elim- inations	Total
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total
Revenue from unaffiliated customers	$116.7	$29.9	$146.6	$12.2	$15.4	$27.6	$—	$—	$174.2
Intersegment sales	—	—	—	4.8	1.2	6.0	—	(6.0)	—
Operating income (loss)	24.9	2.1	27.0	0.4	(0.9)	(0.5)	(6.9)	0.1	19.7
Total assets	483.1	106.9	590.0	80.1	31.4	111.5	(7.0)	7.2	701.7
Depreciation and amortization	10.5	3.4	13.9	1.2	0.1	1.3	0.2	—	15.4
Capital expenditures	11.3	2.3	13.6	0.2	0.1	0.3	0.6	—	14.5

	Quarter ended December 29, 2002
	Centers			Products			Corporate	Elim- inations	Total
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total
Revenue from unaffiliated customers	$122.1	$26.4	$148.5	$16.1	$12.0	$28.1	$—	$—	$176.6
Intersegment sales	—	—	—	2.8	0.8	3.6	—	(3.6)	—
Operating income (loss)	20.4	1.3	21.7	0.7	(0.3)	0.4	(3.8)	0.1	18.4
Total assets	501.9	95.4	597.3	91.1	27.8	118.9	(2.5)	6.6	720.3
Depreciation and amortization	16.7	3.0	19.7	1.0	0.1	1.1	0.2	(0.2)	20.8
Capital expenditures	7.3	1.7	9.0	0.6	—	0.6	0.3	—	9.9

	Six Months ended December 28, 2003
	Centers			Products			Corporate	Elim- inations	Total
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total
Revenue from unaffiliated customers	$206.2	$57.3	$263.5	$30.2	$28.5	$58.7	$—	$—	$322.2
Intersegment sales	—	—	—	9.0	2.3	11.3	—	(11.3)	—
Operating income (loss)	24.5	3.4	27.9	2.1	(1.4)	0.7	(12.3)	0.2	16.5
Total assets	483.1	106.9	590.0	80.1	31.4	111.5	(7.0)	7.2	701.7
Depreciation and amortization	21.0	6.6	27.6	2.6	0.2	2.8	0.9	(0.3)	31.0
Capital expenditures	19.0	3.1	22.1	0.5	0.1	0.6	1.1	—	23.8

	Six Months ended December 29, 2002
	Centers			Products			Corporate	Elim- inations	Total
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total
Revenue from unaffiliated customers	$214.4	$52.8	$267.2	$35.9	$24.1	$60.0	$—	$—	$327.2
Intersegment sales	—	—	—	7.0	1.5	8.5	—	(8.5)	—
Operating income (loss)	14.3	3.2	17.5	2.3	(0.8)	1.5	(9.2)	0.3	10.1
Total assets	501.9	95.4	597.3	91.1	27.8	118.9	(2.5)	6.6	720.3
Depreciation and amortization	33.7	6.1	39.8	2.0	0.2	2.2	0.6	(0.4)	42.2
Capital expenditures	14.4	2.6	17.0	0.9	0.1	1.0	0.8	—	18.8

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except share data and Note 13)

(unaudited)

NOTE 14. PENDING MERGER TRANSACTION

On November 27, 2003, Worldwide and Code Hennessy & Simmons LLC (“CHS”) announced that they had entered into a definitive agreement for Worldwide to be acquired by an affiliate of CHS in a merger transaction. Under the terms of the merger agreement, Worldwide’s shareholders will receive $25.00 in cash for each common share. The transaction is expected to be completed in the third quarter ending March 28, 2004.

NOTE 15. SUBSEQUENT EVENT

On January 29, 2004, Worldwide announced that it has commenced a tender offer for all of its outstanding Subordinated Notes. The tender offer is being consummated in connection with the previously announced acquisition of Worldwide pursuant to a merger with an affiliate of CHS. The tender offer will expire at 5:00 p.m., New York City time, on February 25, 2004, unless extended or terminated.

Under the terms of the tender offer, Worldwide is offering to purchase the outstanding notes at a purchase price determined by reference to a fixed spread of 50 basis points over the yield to maturity of the reference security, which is the United States Treasury 1 1/2% Note due February 28, 2005 (CUSIP 91282BAV2), on the second business day preceding the expiration date of the offer, plus accrued interest. The purchase price includes an amount equal to $30.00 of the principal amount of each note, which will be paid only for notes tendered at or prior to a “consent payment deadline,” which is expected to be 5:00 p.m., New York City time, on February 11, 2004, unless extended.

In connection with the tender offer, Worldwide is also seeking consents to certain proposed amendments with respect to the notes. The purpose of the proposed amendments is to, among other things, eliminate substantially all of the restrictive covenants. Holders who desire to tender their notes must consent to the proposed amendments and holders may not deliver consents without tendering the related notes. The tender offer is conditioned upon, among other things, the receipt of the requisite consents to adopt such proposed amendments, as well as obtaining the requisite funding. Worldwide reserves the option to terminate the tender offer at any time before its expiration date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

AMF Bowling Worldwide, Inc. (“Worldwide”) and its subsidiaries (together with Worldwide, “the Company”) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). Centers, the largest segment, represents 81.8% and 169.1% of consolidated revenue and operating income, respectively, on a year to date basis. Management’s focus on Centers tends to surround revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin.

Background

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers in the United States (“U.S. Centers”) and internationally (“International Centers”) and Products separately.

The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the three and six months ended December 28, 2003 versus the three and six months ended December 29, 2002 reflect the closing of 17 and 18 centers, respectively.

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

Pending Merger Transaction

On November 27, 2003, Worldwide and Code Hennessy & Simmons LLC (“CHS”) announced that they had entered into a definitive agreement for Worldwide to be acquired by an affiliate of CHS in a merger transaction. Under the terms of the merger agreement, Worldwide’s shareholders will receive $25.00 in cash for each common share. The transaction is expected to be completed in the third quarter ending March 28, 2004.

Subsequent Event

On January 29, 2004, Worldwide announced that it has commenced a tender offer for all of its outstanding 13.00% Senior Subordinated Notes due September 2008 (“the “Subordinated Notes”). The tender offer is being consummated in connection with the previously announced acquisition of Worldwide pursuant to a merger with an affiliate of CHS. The tender offer will expire at 5:00 p.m., New York City time, on February 25, 2004, unless extended or terminated.

Under the terms of the tender offer, Worldwide is offering to purchase the outstanding notes at a purchase price determined by reference to a fixed spread of 50 basis points over the yield to maturity of the reference security, which is the United States Treasury 1 1/2% Note due February 28, 2005 (CUSIP 91282BAV2), on the second business day preceding the expiration date of the offer, plus accrued interest. The purchase price includes an amount equal to $30.00 of the principal amount of each note, which will be paid only for notes tendered at or prior to a “consent payment deadline,” which is expected to be 5:00 p.m., New York City time, on February 11, 2004, unless extended.

In connection with the tender offer, Worldwide is also seeking consents to certain proposed amendments with respect to the notes. The purpose of the proposed amendments is to, among other things, eliminate substantially all of the restrictive covenants. Holders who desire to tender their notes must consent to the proposed amendments and holders may not deliver consents without tendering the related notes. The tender offer is conditioned upon, among other things, the receipt of the requisite consents to adopt such proposed amendments, as well as obtaining the requisite funding. Worldwide reserves the option to terminate the tender offer at any time before its expiration date.

Chapter 11 and Emergence

On July 2, 2001 (the “Petition Date”), Worldwide, and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”).

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective March 8, 2002 (the “Effective Date”), which is the date on which the Debtors emerged from Chapter 11. Upon emergence from Chapter 11, the indebtedness that the Company had in place prior to the Effective Date was terminated, discharged or re-instated and the shares of common stock of Worldwide held by its former direct parent were cancelled. Pursuant to the Plan, new common stock, $0.01 par value (the “Common Stock”) was issued (or reserved for issuance) to the former creditors of the Debtors. As part of the Plan, Worldwide entered into a senior secured credit agreement with Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Administrative Agent, and certain other lenders dated as of February 28, 2002 (the “Credit Agreement”). Worldwide also entered into an indenture dated as of March 8, 2002 (the “Indenture”), providing for the issuance of $150.0 million aggregate principal amount of Subordinated Notes.

Consolidated Results

	Quarter Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Operating revenue	$174.2	$176.6	$322.2	$327.2
Cost of goods sold	36.2	35.7	69.9	71.7
Bowling center operating expenses	90.9	92.4	181.8	183.5
Selling, general and administrative expenses	12.0	9.4	23.0	19.8
Depreciation and amortization	15.4	20.8	31.0	42.2

Operating income	19.7	18.3	16.5	10.1
Interest expense, gross	8.9	10.2	18.1	20.7
Other expense (income), net	(3.0)	(0.4)	(3.2)	0.3

Income (loss) before provision for income taxes	13.7	8.5	1.5	(10.9)
Provision for income taxes	1.2	1.3	1.7	2.6

Net income (loss)	$12.5	$7.2	$(0.2)	$(13.6)

Consolidated revenue for the quarter ended December 28, 2003 was $174.2 million, a decrease of $2.4 million, or 1.4%, compared with the quarter ended December 29, 2002. This decrease was attributable to the decrease in Centers revenue due to a decrease in the number of games bowled (“lines”) which caused a decrease in bowling, food and beverage, and ancillary revenue. In addition, closed centers represent a $2.5 million negative variance compared with the prior year quarter. These losses were partially offset by gains in foreign exchange rate changes.

Consolidated revenue for the six months ended December 28, 2003 was $322.2 million, a decrease of $5.0 million, or 1.5%, compared with the prior year. This decrease was attributable to the decrease in Centers revenue due to a decrease in lines which caused a decrease in bowling, food and beverage, and ancillary revenue. In addition, closed centers represent a $5.3 million negative variance compared with the prior year period. These losses were partially offset by gains due to foreign exchange rate changes.

Depreciation and Amortization

Depreciation and amortization decreased $5.4 million, or 26.0%, in the quarter ended December 28, 2003 and $11.2 million, or 26.5%, in the six months ended December 28, 2003 compared with the prior year periods. This change was primarily attributable to decreased Centers depreciation as a result of certain 1996 acquisition assets becoming fully depreciated. In addition, due to center closures, there are 18 fewer centers when compared with the six months ended December 29, 2002.

Interest Expense

Gross interest expense decreased $1.3 million, or 12.7%, in the quarter ended December 28, 2003 and $2.6 million, or 12.6%, in the six months ended December 28, 2003 compared with the prior year periods. This decrease is primarily attributable to decreased debt levels as well as lower interest rates on the variable rate debt.

Provision for Income Taxes

As of December 28, 2003, the Company had net operating loss carryforwards of approximately $67.7 million. The net operating loss carryforwards will begin to expire in 2022. The Company recorded a valuation allowance, as of June 29, 2003, totaling $218.1 million related to net operating losses and other deferred tax assets that management believes do not meet the “more likely than not” realization criteria of SFAS No. 109 “Accounting for Income Taxes.” Due to net operating losses and the valuation allowance, no federal income tax expense or benefit was recorded for either December 28, 2003 or December 29, 2002. The tax provision recorded for the quarters ended December 28, 2003 and December 29, 2002 primarily relates to certain state, local and foreign income taxes. Income tax expense decreased to $1.2 million for the quarter ended December 28, 2003 from $1.3 million for the quarter ended December 29, 2002. The decrease is a result of the taxation of individual subsidiaries by separate state, local and foreign jurisdictions. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly owned subsidiary, recorded a state tax expense of $1.1 million for the quarter ended December 28, 2003. Various foreign subsidiaries and branches recorded a combined tax expense of $0.1 million for the quarter ended December 28, 2003 based on various foreign tax rates. AMF Centers recorded a state tax expense of $0.8 million for the six months ended December 28, 2003 and the various foreign subsidiaries and branches recorded a combined tax expense of $0.9 million for the same period.

Net Income (Loss)

Net income (loss) for the three and six months ended December 28, 2003 totaled $12.5 million and $(0.2) million, respectively, compared with $7.2 million and $(13.6) million, respectively, in the three and six months ended December 29, 2002. This change was primarily attributable to the decrease in depreciation and amortization mentioned above. During the quarter ended December 28, 2003, approximately $2.0 million was recorded by Worldwide for professional fees incurred related to the pending merger transaction. Additionally, in the three and six months ended December 28, 2003, the Company recognized other income of $3.0 million and $3.2 million, respectively, which is comprised primarily of foreign exchange gains.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the three and six months ended December 28, 2003 totaled $17.1 million and $5.0 million, respectively, compared with $7.3 million and $(13.3) million, respectively, in the three and six months ended December 29, 2002. This increase was primarily attributable to the changes in the foreign currency translation adjustment.

Liquidity – Capital Resources – Asset Sales – Capital Expenditures

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

As of February 28, 2002, the Company entered into the Credit Agreement. The Credit Agreement provides for a $290.0 million term facility (the “Term Facility”) maturing in February 2008 and the Revolver maturing in February 2007. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the Revolver as provided in the Credit Agreement, from $60.0 million to $45.0 million. This reduction also resulted in lower commitment fees in subsequent periods.

As of January 30, 2004, there were no outstanding borrowings under the Revolver and outstanding standby letters of credit issued under the Revolver totaled approximately $10.1 million, leaving approximately $34.9 million available for additional borrowings or letters of credit. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. The Company is in compliance with its covenants as of the quarter ended December 28, 2003. However, the covenant tests become more stringent in terms of operating performance in future quarters. There can be no assurance that the Company will be able to satisfy such covenant tests in the future.

Liquidity

As of December 28, 2003, working capital deficit was $9.5 million compared with working capital deficit of $10.4 million at June 29, 2003, an improvement of $0.9 million.

Net cash provided by operating activities was $20.8 million for the six months ended December 28, 2003 compared with net cash provided by operating activities of $27.5 million in the six months ended December 29, 2002, as the effect of the increased operating income was accompanied by an increase in cash used for working capital needs.

Net cash used in investing activities was $20.1 million for the six months ended December 28, 2003 compared with $18.1 million in the six months ended December 29, 2002, an increase of $2.0 million. This increase is primarily due to an increase in Centers expenditures, primarily related to capital improvements. This increase was partially offset by an increase in proceeds received from sale of fixed assets of $3.1 million.

Net cash used in financing activities was $28.5 million for the six months ended December 28, 2003 compared with cash used in financing activities of $13.8 million in the six months ended December 29, 2002, an increase of $14.7 million. This increase is primarily the result of the excess cash flow payment on the Term Facility of $24.4 million in the six months ended December 28, 2003.

As a result of the aforementioned, cash decreased by $27.0 million during the six months ended December 28, 2003 compared with a decrease of $4.2 million during the six months ended December 29, 2002.

Capital Resources

The Company’s debt at December 28, 2003 and June 29, 2003 consisted of the following:

	December 28, 2003	June 29, 2003
Term Facility	$233.9	$262.2
Subordinated Notes	150.0	150.0
Revolver	—	—
Mortgage note and capitalized leases	4.1	4.3

	$388.0	$416.5

As of December 28, 2003, the Company had approximately $34.9 million available for borrowing under the Revolver, with no amounts outstanding and approximately $10.1 million of issued but undrawn standby letters of credit. As of June 29, 2003, the Company had $35.8 million available for borrowing or letters of credit under the Revolver, with no amounts outstanding and $9.2 million of issued but undrawn standby letters of credit.

During the six months ended December 28, 2003, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver. The Company made cash interest payments of $18.8 million during the six months ended December 28, 2003. For the fiscal year ended June 29, 2003, the Company calculated a mandatory Term Facility prepayment of $24.4 million based on consolidated excess cash flow, $23.3 million of which was paid and applied to the Term Facility on August 28, 2003. The remaining $1.1 million was paid on October 8, 2003 upon expiration of a Eurodollar loan contract. The prepayments reduced the remaining scheduled principal payments on a pro rata basis. On October 2, 2003, the Company repaid the previously outstanding borrowing under the Revolver of $5.0 million. Additionally, on December 31, 2003, the Company made a $5.7 million principal payment under the Term Facility which is not reflected in the condensed consolidated balance sheet at December 28, 2003.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During the quarter ended December 28, 2003, the Company sold the land and building associated with a bowling center in the United States for net proceeds of $2.2 million and a loss of $0.2 million and one parcel of excess property in the United States for net proceeds of $0.2 million and a gain of the same amount. During the quarter ended September 28, 2003, the Company sold excess property in the United States for net proceeds of $0.8 million and a gain of the same amount.

Capital Expenditures

The Company’s capital expenditures were $23.8 million in the six months ended December 28, 2003 compared with $18.8 million in the six months ended December 29, 2002, an increase of $5.0 million. This increase is primarily due to increased Centers expenditures, primarily related to capital improvements targeted to enhance the appearance of the Company’s bowling centers to its customers. Capital expenditures are funded from cash generated from operations.

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

Foreign currency exchange rates also impact the translation of operating results from International Centers and Products. International Centers represented 17.8% and 16.1% of consolidated revenue, respectively, for the six months ended December 28, 2003 and December 29, 2002. International Centers represented 21.5% and 31.7% of consolidated operating income, respectively, for the six months ended December 28, 2003 and December 29, 2002.

Products’ international operations represented 8.8% and 7.4% of consolidated revenue, respectively, for the six months ended December 28, 2003 and December 29, 2002. International operations of Products represented $(1.4) million of the $13.5 million consolidated operating income for the six months ended December 28, 2003 and $(0.8) million of the $10.1 million consolidated operating income for the six months ended December 29, 2002.

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation for the six months ended December 28, 2003 and December 29, 2002, respectively.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. As a result, the Company has closed certain individual center locations with some regularity. Recoverability of assets that will continue to be used in operations is measured by comparing the carrying amount of the asset to the related total future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

Inventory Obsolescence

As the Company monitors working capital (defined as current assets minus current liabilities), net inventory represents nearly one third of the Company’s current assets. Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

Equipment Warranties

Warranty expense is an indicator of product quality and handling. Products sells capital equipment where warranty and after sale service are very important to the customer. Products generally warrants all new products for one year and maintains an estimated reserve for future warranty obligations. The reserve is determined based on prior warranty experience. If future warranty experience were to vary materially, management would review the reserve and make any appropriate adjustment. Products evaluates the adequacy of the reserve on a regular basis, modifying as necessary, its assumptions, updating its record of historical experience and adjusting its reserves as appropriate.

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

Deferred Tax Assets

As of December 28, 2003, the Company had approximately $218.1 million of gross deferred tax assets on its consolidated balance sheet. Management periodically reviews its deferred tax positions to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, and the reliability of historical profitability of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria, an offsetting valuation reserve is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to the Company’s historical and expected future earnings from operations, management concluded that it is “more likely than not” that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation reserve has been set up for the entire amount of the deferred tax asset. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, the Company could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

Centers

Centers results reflect both U.S. and International Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 472 centers (376 U.S. Centers and 96 International Centers) that have been in operation one full fiscal year as of June 29, 2003. Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources.

	Quarter Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Centers (before intersegment eliminations)
Operating revenue	$146.6	$148.5	$263.5	$267.2

Cost of goods sold	14.5	14.5	25.6	26.0
Bowling center operating expenses	91.2	92.6	182.4	183.9
Depreciation and amortization	13.9	19.7	27.6	39.8

Operating income	$27.0	$21.7	$27.9	$17.5

For the six months ended December 28, 2003, bowling, food and beverage and ancillary sources represented 58.3%, 27.5% and 14.2% of total Centers revenue, respectively. For the six months ended December 29, 2002, bowling, food and beverage and ancillary sources represented 58.2%, 27.4% and 14.4% of total Centers revenue, respectively.

Bowling revenue, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenue in U.S. Centers. League lineage (number of games bowled per lane per day) has been declining for a number of years. Recreational play includes managed, or scheduled play (such as birthday or corporate parties), and open, or unscheduled play. The decline in U.S. Centers revenue that could be expected from the decline in lineage has been generally offset with price increases. International Centers, which operates in five different countries, has a bowling lineage mix of approximately 66% recreational lineage and 34% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play. With the exception of Australia, the impact on revenue from the decline in International Centers lineage has also been generally offset with price increases. Price increases have generally paralleled local country inflation rates.

Quarter ended December 28, 2003 compared with the quarter ended December 29, 2002

Centers operating revenue was down $1.9 million, or 1.3%, for the quarter ended December 28, 2003 compared with the prior year quarter, of which $2.5 million was attributable to the closure of 17 centers since September 29, 2002. The decrease in revenue as a result of closed centers was offset by an increase in international constant center revenue. International constant center revenue increased $4.6 million, or 18.6%, primarily attributable to a favorable foreign exchange rate variance of $3.8 million. International constant center lines decreased 2.4% compared to the prior year quarter. U.S. constant center revenue decreased $3.8 million, or 3.2%, primarily as a result of a 5.5% decrease in lines.

Bowling center operating expenses decreased $1.4 million, or 1.5%, of which $2.3 million was a result of closed centers. Additionally, Centers recognized $1.4 million related to gains on casualty losses and $0.9 million related to gains on disposals of fixed assets. These decreases were partially offset by a $2.6 million increase in constant center expenses. International constant center operating expenses increased $3.1 million, or 20.0%, primarily attributable to an unfavorable foreign exchange rate variance of $2.2 million. U.S. constant center operating expenses decreased $0.5 million, or 0.7%, primarily attributable to decreased payroll and rent expenses. As a percentage of revenue, Centers operating expenses were 62.2% for the quarter ended December 28, 2003 compared with 62.4% for the prior year quarter.

Depreciation and amortization decreased $5.8 million, or 29.4%, primarily attributable to a decrease in U.S. Centers’ depreciation expense as machinery and equipment acquired in 1996 became fully depreciated. In addition, due to center closures, there are 17 less centers when compared with the prior year.

Operating income increased $5.3 million versus the prior year quarter primarily due to the decrease in depreciation and amortization and the effect of the net favorable foreign exchange rate variances as discussed above.

Six months ended December 28, 2003 compared with the six months ended December 29, 2002

Centers operating revenue was down $3.7 million, or 1.4%, compared with the prior year, of which $5.3 million was attributable to the closure of 18 centers since June 30, 2002. The decrease in revenue as a result of closed centers was offset by an increase in international constant center revenue. International constant center revenue increased $6.7 million, or 13.6%, primarily attributable to a favorable foreign exchange rate variance of $6.3 million, partially offset by a decline in lines. U.S. constant center revenue decreased $5.3 million, or 2.5%, primarily as a result of a 5.8 % decrease in lines.

Bowling center operating expenses decreased $1.5 million, or 0.8%, of which $4.8 million was a result of closed centers. Additionally, U.S. Centers recognized $1.4 million related to gains on casualty losses and $1.0 million related to gains on disposals of fixed assets, while International Centers recognized $0.6 million related to gains on disposals of fixed assets. These decreases were partially offset by a $5.3 million increase in constant center expenses. U.S. constant center operating expenses increased $0.4 million, or 0.3%, primarily attributable to increased payroll and insurance expenses, partially offset by savings within advertising expenses. Severance for the former U.S. Centers chief operating officer totaling approximately $0.3 million is included in the year to date period within payroll. Additionally, U.S. Centers’ also includes a charge totaling $0.3 million related to one action alleging violations of federal legislation involving unsolicited communications. International constant center operating expenses increased $4.9 million, or 16.2%, primarily attributable to an unfavorable foreign exchange rate variance of $3.6 million. As a percentage of revenue, Centers operating expenses were 69.2% for the six months ended December 28, 2003 compared with 68.8% for the prior year.

Depreciation and amortization decreased $12.2 million, or 30.7%, primarily attributable to a current year decrease in U.S. Centers’ depreciation expense as machinery and equipment acquired in 1996 became fully depreciated. In addition, due to center closures, there are 18 less centers when compared with the prior year.

Operating income increased $10.4 million versus the prior year primarily due to the decrease in depreciation and amortization and the effect of the net favorable foreign exchange rate variances as discussed above.

Products

	Quarter Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Products (before intersegment eliminations)
Operating revenue	$33.6	$31.7	$70.0	$68.4
Cost of goods sold	27.4	24.5	54.9	53.6

Gross profit	6.2	7.2	15.1	14.8
Selling, general and administrative expenses	5.3	5.7	11.5	11.1
Depreciation and amortization	1.3	1.1	2.8	2.2

Operating income (loss)	$(0.5)	$0.4	$0.7	$1.5

Quarter ended December 28, 2003 compared with the quarter ended December 29, 2002

Products operating revenue increased $1.9 million, or 6.0%, primarily attributable to increased revenue in Japan of $5.3 million as compared with the prior year quarter. This increase was partially offset by a decrease in revenue in the U.S. and Europe of $1.9 million and $1.7 million, respectively.

Gross profit decreased $1.0 million, or 13.9%. The gross profit margin was 18.5% for the quarter ended December 28, 2003 compared with 22.7% in the prior year quarter. The decreased margin percentage was primarily attributable to pricing pressures and increased spending in the technical support and warehousing operations.

Products selling, general and administrative expenses decreased $0.4 million, or 7.0%, compared with the prior year quarter. This decrease is primarily attributable to a decrease in bad debt and legal expenses.

Depreciation and amortization increased $0.2 million, or 18.2%, primarily attributable to the addition of assets in fiscal year 2003.

Operating loss for the quarter ended December 28, 2003 was $0.5 million compared with operating income of $0.4 million in the prior year quarter, a decrease of $0.9 million, primarily attributable to the decline in the gross profit margin discussed above.

Six months ended December 28, 2003 compared with the six months ended December 29, 2002

Products operating revenue increased $1.6 million, or 2.3%, primarily attributable to an increase in revenue in Japan of $5.9 million as compared to the prior year. This increase was partially offset by a decrease in revenue in the U.S. of $3.6 million.

Gross profit increased $0.3 million, or 2.0%. The gross profit margin was 21.6% for the six months ended December 28, 2003 and December 29, 2002.

Products selling, general and administrative expenses increased $0.4 million, or 3.6%, compared with the prior year period. The increase in expenses is primarily attributable to increased payroll expenses.

Depreciation and amortization increased $0.6 million, or 27.3%, primarily attributable to the addition of assets in fiscal year 2003.

Operating income for the six months ended December 28, 2003 was $0.7 million, a decrease of $0.8 million, or 53.3%, when compared with the prior year primarily attributable to the increase in depreciation and amortization expenses along with the increase in selling, general and administrative expenses as discussed above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements. At December 28, 2003, one interest rate cap agreement was outstanding. There were no other derivative instruments outstanding during any of the periods presented. Management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

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

The following table provides information about the Company’s fixed and variable-rate debt at December 28, 2003, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2008	$150.0	13.00%	—	—
February 28, 2008	—	—	$233.9	5.62%

The fair value of the Term Facility and the Subordinated Notes at December 28, 2003 was approximately $233.9 million and $168.2 million, respectively.

On June 6, 2003, the Company entered into an interest rate cap agreement with Bank of America to reduce the interest rate risk of certain amounts borrowed under the Credit Agreement. The table below summarizes the interest rate cap agreement at December 28, 2003:

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

Effects of Threatened European Community Tariff Increases

The Commission of the European Community (the “Commission”) announced its intention to increase tariffs on certain U.S. exports to the countries comprising the European Community (“EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which have been declared in violation of U.S. obligations by the World Trade Organization (“WTO”). If the Commission’s sanctions become effective, a substantial portion of the Company’s bowling products imported into the EC may be subject to an additional duty of up to 100 percent ad valorem. The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO rulings. The Commission declared that it will impose sanctions in early 2004, in the absence of appropriate congressional action. There can be no assurance that absent appropriate congressional action, the sanctions will not have an adverse impact on the Company’s sales in the EC.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger dated as of November 26, 2003 among Kingpin Holdings. LLC, Kingpin Merger Sub, Inc. and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Registrant’s Current Report of Form 8-K dated November 28, 2003 (file No. 001-12131)).

10.1	Amendment dated November 18, 2003 to Employment Agreement between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. dated December 6, 2002, (filed herewith).*

10.2	Amendment dated December 31, 2003 to Employment Agreement between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. dated December 6, 2002, as amended November 18, 2003, (filed herewith).*

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On November 28, 2003, the Registrant filed a Current Report on Form 8-K announcing it had signed an Agreement and Plan of Merger pursuant to which it would be acquired by an affiliate of Code Hennessy & Simmons LLC and a related Voting Agreement pursuant to which certain shareholders of the Registrant owning in the aggregate approximately 76% of the Registrant’s common stock have agreed to vote in favor of the transaction.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc. (Registrant)

/s/ Christopher F. Caesar	February 4, 2004

Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer of the registrant and principal financial officer)