Form 10-Q
period 2004-03-28
AMF BOWLING WORLDWIDE INC
filed 2004-05-12
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No   ☐

AMF BOWLING WORLDWIDE, INC.

PART I

Item 1. Financial Statements

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	New Company	Predecessor Company
	March 28, 2004	June 29, 2003
Assets
Current assets:
Cash and cash equivalents	$22,982	$56,275
Accounts and notes receivable, net of allowance for doubtful accounts of $4,088 and $7,329, respectively	21,105	23,217
Inventories, net	32,326	34,001
Advances and deposits	22,902	19,019

Total current assets	99,315	132,512
Property and equipment, net	371,002	568,609
Leasehold interests, net and other	50,005	30,269

Total assets	$520,322	$731,390

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$18,064	$17,642
Accrued expenses and other	82,607	84,372
Current portion of long-term debt	1,605	40,901

Total current liabilities	102,276	142,915
Long-term debt, less current portion	287,335	375,587
Liabilities subject to resolution	953	1,323

Total liabilities	390,564	519,825
Stockholder’s equity:
Common Stock ($.01 par value) (a)	—	100
Paid-in capital	133,716	212,361
Accumulated deficit	(1,626)	(12,209)
Accumulated other comprehensive income (loss)	(2,332)	11,313

Total stockholder’s equity	129,758	211,565

Total liabilities and stockholder’s equity	$520,322	$731,390

(a)	As of February 27, 2004, in connection with the merger of Kingpin Merger Sub, Inc. and Worldwide, each former shareholder of Worldwide received $25.00 in cash for each share of the former common stock and all shares of Worldwide were cancelled. The capital stock of Kingpin Merger Sub, Inc. became the capital stock of Worldwide as part of the merger and Kingpin Intermediate Corp. became the sole shareholder of Worldwide.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	2004 Third Quarter		Predecessor Company	Nine Months ended March 28, 2004		Predecessor Company
	New Company	Predecessor Company		New Company	Predecessor Company
	2004 One Month	2004 Two Months	2003 Third Quarter	2004 One Month	2004 Eight Months	Nine Months ended March 30, 2003
Operating revenue	$63,636	$137,108	$187,861	$63,636	$459,311	$515,060

Operating expenses:
Cost of goods sold	20,433	23,235	29,759	20,433	93,171	101,423
Bowling center operating expenses	33,318	83,700	95,230	33,318	265,485	278,698
Selling, general and administrative expenses	3,221	25,007	9,756	3,221	47,965	29,529
Depreciation and amortization	4,873	10,143	20,735	4,873	41,176	62,971

Total operating expenses	61,845	142,085	155,480	61,845	447,797	472,621

Operating income (loss)	1,791	(4,977)	32,381	1,791	11,514	42,439

Nonoperating expenses (income):
Interest expense	1,910	41,432	9,763	1,910	59,544	30,428
Interest income	(46)	(149)	(209)	(46)	(518)	(449)
Other expense (income), net	827	(361)	(844)	827	(3,151)	(287)

Total nonoperating expenses, net	2,691	40,922	8,710	2,691	55,875	29,692

Income (loss) before provision for income taxes	(900)	(45,899)	23,671	(900)	(44,361)	12,747
Provision for income taxes	726	1,681	2,559	726	3,397	5,200

Net income (loss)	$(1,626)	$(47,580)	$21,112	$(1,626)	$(47,758)	$7,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months ended March 28, 2004		Predecessor Company
	New Company	Predecessor Company
	2004 One Month	2004 Eight Months	Nine Months ended March 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,626)	$(47,758)	$7,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	—	892	456
Depreciation and amortization	4,873	41,176	62,971
Write-off old deferred financing costs	—	8,832	—
Non-cash purchase method accounting adjustments	7,090	—	—
(Gain) loss on the sale of property and equipment, net	(350)	(1,193)	1,354
(Gain) loss on casualty loss	—	(1,413)	—
Changes in assets and liabilities:
Accounts and notes receivables, net	(1,632)	4,746	8,931
Inventories	1,865	2,362	4,035
Other assets	(1,075)	(2,097)	(2,376)
Accounts payable and accrued expenses	(4,753)	(542)	(7,867)
Income taxes payable	979	1,150	(2,197)
Other long-term liabilities	135	135	(305)

Net cash provided by operating activities	5,506	6,290	72,549

Cash flows from investing activities:
Purchases of property and equipment	(2,573)	(33,354)	(26,032)
Proceeds from the sale of property and equipment	471	4,698	857
Proceeds from Sale-Leaseback Agreements	—	254,000	—
Other	—	—	137

Net cash provided by (used in) investing activities	(2,102)	225,344	(25,038)

Cash flows from financing activities:
Repayment under Old Term Facility	—	(262,232)	(19,474)
Repayment under Old Subordinated Notes	—	(149,995)	—
Deferred financing costs	(301)	(21,747)	—
Borrowing under Term Loan	—	135,000	—
Borrowing under Subordinated Notes	—	150,000	—
Dividends paid	—	(250,252)	—
Equity investment, net	—	133,716	—
Stock options	—	(953)	—
Repayment under capital lease obligations	(117)	(203)	(156)
Payments of non-compete obligations	—	—	(27)

Net cash used in financing activities	(418)	(266,666)	(19,657)

Effect of exchange rates on cash	2,383	(3,630)	621

Net increase (decrease) in cash	5,369	(38,662)	28,475
Cash and cash equivalents at beginning of period	17,613	56,275	34,167

Cash and cash equivalents at end of period	$22,982	$17,613	$62,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except Note 12)

(unaudited)

NOTE 1. BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and, together with its subsidiaries, the “Company”), is engaged in two business segments:

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

The Company is the largest operator of bowling centers in the world with 470 centers in operation as of March 28, 2004, comprised of 375 bowling centers in the U.S. and 95 bowling centers operating in five foreign countries.

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

Fiscal Year

The Company has a retail calendar with each quarter comprised of one five week period and two four week periods. The Company’s 52-53 week year ends on the Sunday nearest to June 30. Fiscal years 2003 and 2004 both contain 52 weeks.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, the Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). Each shareholder of Worldwide received $25.00 in cash for each share of the Old Common Stock (as defined in Note 11) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258,700. The Old Common Stock was cancelled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”). Kingpin Holdings is owned by Code Hennessy & Simmons IV, certain members of Worldwide’s management team and other equity investors (collectively, the “Equity Investors”). In connection with the Merger, the following transactions occurred:

•	Worldwide borrowed $135,000 in term loans (the “Term Loan”) under a new senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”);

•	Worldwide repaid the remaining outstanding borrowings of $228,148 in term loans (the “Old Term Facility” under the former senior secured credit agreement (the “Old Credit Agreement”);

•	Worldwide issued $150,000 of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”);

•	Worldwide completed a tender offer for all of its then outstanding 13% Senior Subordinated Notes due September 2008 of $150,000 (the “Old Subordinated Notes”) with each holder who tendered the notes and related consents on or before the consent expiration date, receiving $1,176.58 for each $1,000.00 principal amount of the tendered note, including a $30.00 consent payment and each holder who tendered notes and the related consents after the consent expiration date, receiving $1,146.58 for each $1,000.00 principal amount of the tendered notes. Payment for the validly tendered notes was made on February 27, 2004;

•	Worldwide received an equity investment of $135,000, less equity syndication costs of $1,284;

•	AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of Worldwide, sold the land and related improvements of 186 owned bowling centers in the United States to unrelated third parties for gross proceeds of $254,000 and AMF Centers simultaneously leased these bowling centers from the purchaser pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each (the “Sale-Leaseback Agreements”), with initial cash rental payments of $24,765 for each of the first five years; and

•	Worldwide paid a dividend of $250,252 to Kingpin Intermediate Corp. which was deposited with the Company’s disbursement agent for payment to Worldwide’s common stockholders, which included $956 for the benefit of unissued equity holders.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

Simultaneously with the Merger, all of the directors of Worldwide resigned and George W. Vieth, Jr. resigned as President and Chief Executive Officer of Worldwide. Frederick R. Hipp was elected as the sole director and the President and Chief Executive Officer of Worldwide.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the Merger. This estimate is being made in accordance with purchase method accounting. Worldwide is obtaining a third-party valuation of certain assets and therefore the allocation of the purchase price is preliminary and subject to change.

	February 29, 2004
Assets
Current assets:
Cash and cash equivalents	$17,613
Accounts and notes receivable, net	19,816
Inventories, net	41,465	(a)
Other current assets	22,808

Total current assets	101,702
Property and equipment, net	378,066	(b)
Leasehold interests, net and other	48,521	(c)

Total assets	$528,289

Liabilities & Stockholder’s Equity
Current liabilities:
Accounts payable	$14,916
Accrued expenses and other	89,603
Current portion of long-term debt	1,605

Total current liabilities	106,124
Long-term debt, less current portion	287,453
Liabilities subject to resolution	996

Total liabilities	394,573
Total stockholder’s equity	133,716	(d)

Total liabilities and stockholder’s equity	$528,289

(a)	Includes the estimated purchase method accounting adjustment to step-up: (i) finished goods inventories to estimated selling prices less the sum of costs of disposal and a reasonable profit allowance; (ii) work in process to estimated selling prices of finished goods less the sum of costs to complete, costs of disposal, and a reasonable profit allowance; and (iii) raw materials to current replacement costs.
(b)	Includes the purchase method accounting adjustment to reflect acquired property and equipment at estimated fair value. The Company estimated this amount as part of its initial assessment of the fair value of assets acquired and liabilities assumed in the Merger. The amount ultimately allocated to property and equipment may differ significantly from this estimate.
(c)	Includes the estimated purchase method accounting adjustments to record the trade name, leasehold interests, patents and non-compete agreement at fair value.
(d)	Stockholder’s equity represents the new equity investment of $135,000, less equity syndication costs of $1,284.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 2. BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The Company, as it existed prior to February 27, 2004, is sometimes referred to as the “Predecessor Company” and, as it existed on and after February 27, 2004, is sometimes referred to as the “New Company.” As a result of the Merger, the Company’s financial results during the three and Nine Months ended March 28, 2004 include results of the Predecessor Company and the New Company. Accordingly, the operating results and cash flows of the New Company and the Predecessor Company are separately presented, as the financial statements of the Company after the Merger are not comparable with the Predecessor Company’s financial statements. Although the Merger was completed on February 27, 2004, the consummation of the Merger has been reflected as of February 29, 2004, the end of the Company’s fiscal period closest to the date of the Merger.

The following table sets forth certain defined terms that are used to refer to the periods presented in these condensed consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the Predecessor Company from December 29, 2003 through February 29, 2004	“Predecessor Company 2004 Two Months”
Results for the New Company from March 1, 2004 through March 28, 2004	“New Company 2004 One Month”
Combined Predecessor Company 2004 Two Months and New Company 2004 One Month	“2004 Third Quarter” *
Results for the Predecessor Company from December 30, 2002 through March 30, 2003	“2003 Third Quarter”
Results for the Predecessor Company from June 30, 2003 through February 29, 2004	“Predecessor Company 2004 Eight Months”
Combined Predecessor Company 2004 Eight Months and New Company 2004 One Month	“Nine Months ended March 28, 2004” *
Results for the Predecessor Company from July 1, 2002 through March 30, 2003	“Nine Months ended March 30, 2003”

*	These combined periods are not presented on the same basis of accounting due to the application of purchase method accounting and are therefore not in accordance with generally accepted accounting principles.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and purchase method accounting adjustments, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and cash flows for all periods presented.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003. The balances presented as of June 29, 2003 are derived from the Company’s audited consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

The Old Common Stock and options to purchase it were cancelled in connection with the Merger. There were no equity issuances for the period subsequent to the Merger; therefore, no disclosure was provided for the New Company 2004 One Month. The Company used the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the Old Common Stock and the exercise price on the date of the grant. If the Company had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the net income (loss) would have been reflected as the pro forma amounts shown below:

	Predecessor Company 2004 Two Months	2003 Third Quarter	Predecessor Company 2004 Eight Months	Nine Months ended March 30, 2003
Net income (loss), as reported	$(47,580)	$21,112	$(47,758)	$7,547
Stock-based employee compensation expense under APB No. 25	682	105	892	456
Pro forma stock-based employee compensation expense under SFAS No. 123	(1,759)	(679)	(3,228)	(2,087)

Net income (loss), pro forma	$(48,657)	$20,538	$(50,094)	$5,916

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was $(3,958), ($64,068) and $(59,071) for the New Company 2004 One Month, the Predecessor Company 2004 Two Months and the Predecessor Company 2004 Eight Months, respectively, and $23,108 and $9,679 for the 2003 Third Quarter and the Nine Months ended March 30, 2003, respectively. Accumulated other comprehensive income (loss) of $(2,332) and $6,800 at March 28, 2004 and March 30, 2003, respectively, is included in stockholder’s equity and consists of the foreign currency translation adjustment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On June 30, 2003, the Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments be classified as a liability or an asset in some instances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on the Company’s results of operations or financial condition or impact its classification of any financial instruments.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The new disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and interim-period disclosures are effective for interim periods beginning after December 15, 2003. The statement also requires disclosures of information about foreign plans and estimated future benefit payments effective for fiscal years ending after June 15, 2004. The adoption of this statement is not expected to have any effect on the Company’s results of operations or financial condition or impact its classification of any financial instruments.

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46R (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. Management does not expect application of this interpretation to have a material effect on the Company’s financial condition or results of operations.

NOTE 6. INVENTORIES, NET

Inventories, net at March 28, 2004 and June 29, 2003 consist of:

	March 28, 2004	June 29, 2003
Products, at FIFO:
Raw materials	$6,042	$4,117
Work in process (a)	2,490	4,929
Finished goods and spare parts	15,568	17,283
Centers, at average cost:
Merchandise and spare parts	8,226	7,672

	$32,326	$34,001

(a)	Work in process also includes inventory shipments in-transit to customers.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at March 28, 2004 and June 29, 2003 consist of:

	March 28, 2004	June 29, 2003
Land	$39,221	$117,267
Buildings	149,823	307,722
Equipment, furniture and fixtures	173,592	255,817
Construction in progress	10,930	3,118

	373,566	683,924
Accumulated depreciation	(2,564)	(115,315)

	$371,002	$568,609

Depreciation expense related to property and equipment was $4,827, $10,056 and $40,771 for the New Company 2004 One Month, the Predecessor Company 2004 Two Months and the Predecessor Company 2004 Eight Months, respectively, and $20,612 and $62,533 for the 2003 Third Quarter and the Nine Months ended March 30, 2003, respectively.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the New Company 2004 One Month, the Predecessor Company 2004 Eight Months and the Nine Months ended March 28, 2004 and March 30, 2003:

	Nine Months ended March 28, 2004		Predecessor Company Nine Months ended March 30, 2003
	New Company 2004 One Month	Predecessor Company 2004 Eight Months
Cash paid during the period for:
Interest (a)	$5	$57,844	$32,419
Income taxes	$1,616	$1,506	$3,173

(a)	Includes $26,486 of cash paid in prepayment penalties on Old Subordinated Notes.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 9. LONG-TERM DEBT

As discussed in Note 1, the Company completed the Merger on February 27, 2004 and substantially all of the debt the Predecessor Company had in place prior to the Merger was paid in full.

Credit Agreement

As of February 27, 2004, the Company entered into the Credit Agreement that consisted of a $135,000 Term Loan maturing in August 2009 and a $40,000 Revolver maturing in February 2009.

Outstanding borrowings under the Term Loan bear interest equal to either the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus the applicable margin (3.00%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (2.00%), at the Company’s option depending on certain financial ratios. The interest rate in effect at March 28, 2004 was 4.0975%. Outstanding borrowings under the Revolver bear interest equal to the Adjusted Eurocurrency Rate plus the applicable margin (3.00%) or the Base Rate plus the applicable margin (2.00%), subject to a pricing grid tied to senior leverage. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. No borrowings were outstanding under the Revolver as of March 28, 2004 and outstanding standby letters of credit issued under the Revolver totaled $18,631, leaving $21,369 available for additional borrowings or letters of credit. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $127,913 due on August 27, 2009. Scheduled quarterly principal payments of $338 will begin in fiscal year 2005. All scheduled principal payments are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations of Worldwide under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and a 65% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of the Company’s U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, the Company issued the $150,000 Subordinated Notes with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness of the Company; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries of the Company. Subject to certain exceptions, the Subordinated Notes may not be redeemed at the Company’s option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture), the Company is required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to Kingpin Intermediate Corp. or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture) from the sale of International Operations (as defined in the Indenture).

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

Old Credit Agreement

The Company’s indebtedness under the Old Credit Agreement consisted of a $290,000 term facility and a $60,000 revolving credit facility. On December 19, 2002, after reviewing the Company’s future liquidity requirements, the Company voluntarily and permanently reduced the revolving credit facility from $60,000 to $45,000. The Old Credit Agreement was paid in full in connection with the Merger.

Old Subordinated Notes

As of the date of the Merger, substantially all of the holders of the Old Subordinated Notes were satisfied in full. The Company paid $9,533 of accrued and unpaid interest related to these notes. The Company was also required to pay prepayment penalties of $26,486, which is classified as interest expense. In addition, the Company wrote-off $8,832 of deferred financing costs related to the Old Credit Agreement and the Old Subordinated Notes.

Long-Term Debt Summary

The Company’s long-term debt at March 28, 2004 and June 29, 2003 consists of:

	March 28, 2004	June 29, 2003
Term Loan	$135,000	$—
Revolver (a)	—	—
Subordinated Notes	150,000	—
Old Term Facility	—	262,232
Old Subordinated Notes	5	150,000
Mortgage note and capitalized leases (b)	3,935	4,256

Total debt	288,940	416,488
Current maturities	(1,605)	(40,901)

Total long-term debt	$287,335	$375,587

(a)	As of March 28, 2004, there was $21,369 available for borrowing under the Revolver, with no amounts outstanding and $18,631 of issued but undrawn standby letters of credit.
(b)	Represents debt under one mortgage note and three capitalized equipment leases as of March 28, 2004.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 (as defined in Note 11) proceeding at March 28, 2004 and June 29, 2003 were $953 and $1,323, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claims or over a six year period.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from June 29, 2003 of the Company’s estimated exposure related to equipment warranties for the period ended March 28, 2004:

June 29, 2003 Balance	$1,521

Provision	238
Payments	(331)

March 28, 2004 Balance	$1,428

The warranty reserve is evaluated on a regular basis to determine its adequacy. The reserve is based upon prior experience and management’s estimates going forward.

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by the customer to finance the purchase of the equipment. The Company’s aggregate amount of exposure related to equipment repurchase agreements is approximately $6,532 at March 28, 2004 of which $1,281 relates to equipment repurchase agreements entered into prior to the Petition Date (as defined in Note 11). If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan (as defined in Note 11). Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

The Company’s exposure under equipment repurchase agreements entered into after the Petition Date is approximately $5,251. This amount represents 19 equipment repurchase agreements that were entered into since the Petition Date. The Company believes it can realize approximately $2,900 upon the sale of equipment if it was required to perform under such agreements, leaving the Company with a net exposure of approximately $2,351. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require the Company to record the fair value of any equipment sale repurchase agreements executed or modified after December 31, 2002. Since this adoption, the Company has entered into five repurchase agreements of which three resulted in a charge of $111 to record the liability related to the guarantees at fair value.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During the 2004 Third Quarter, the Company sold the land and building associated with three bowling centers in the United States for net proceeds of $828 and a loss of $1,060, of which $429 was reserved, and excess property in the United States for net proceeds of $327 and a gain of the same amount. The Company also sold the land and building associated with a bowling center in Australia for net proceeds of $1,662 and a gain of $922. During the quarter ended December 28, 2003, the Company sold the land and building associated with a bowling center in the United States for net proceeds of $2,222 and a loss of $175, which was fully reserved, and excess property in the United States for net proceeds of $229 and a gain of the same amount. During the quarter ended September 28, 2003, the Company sold excess property in the United States for net proceeds of $781 and a gain of the same amount.

Litigation and Claims

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11”). The bankruptcy court (the “Bankruptcy Court”) confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002 (the “Effective Date”). Upon emergence from Chapter 11, the indebtedness that the Company had in place prior to the Effective Date was terminated, discharged or re-instated and the shares of common stock of Worldwide held by its former direct parent at that time were cancelled. Pursuant to the Plan, common stock of the Reorganized Company, $0.01 par value (the “Old Common Stock”), was issued (or reserved for issuance) to the former creditors of the Debtors. The Old Common Stock was subsequently cancelled in connection with the Merger.

While the Company emerged from Chapter 11 on March 8, 2002, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claim objections and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations. The Company recently filed a motion with the Bankruptcy Court asking it to authorize the payment of final distributions and the closure of the Chapter 11 proceeding. The Bankruptcy Court has scheduled a hearing on the motion on May 18, 2004.

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

(in thousands, except Note 12)

(unaudited)

Effects of Threatened European Community Tariff Increases

The Commission of the European Community (the “Commission”) increased tariffs this year on certain U.S. exports to the countries comprising the European Community (“EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (“WTO”). A substantial portion of the Company’s bowling products imported into the EC are subject to the additional duty. The additional duty was 5% ad valorem in March and increases 1% each month thereafter up to a maximum of 14%. The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO rulings. There can be no assurance that absent appropriate Congressional action, the sanctions will not have an adverse impact on the Company’s sales in the EC or margin.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 12. BUSINESS SEGMENTS

The Company operates in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations is presented below (in millions):

	New Company 2004 One Month
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$42.8	$9.9	$52.7	$4.1	$6.8	$10.9	$—	$—	$63.6
Intersegment sales	—	—	—	1.3	0.3	1.6	—	(1.6)	—
Operating income (loss)	5.0	(1.4)	3.6	(0.7)	0.5	(0.2)	(1.6)	—	1.8
Total assets	267.9	126.1	394.0	78.1	24.3	102.4	16.6	7.3	520.3
Depreciation and amortization	3.0	1.4	4.4	0.4	0.1	0.5	0.1	(0.1)	4.9
Capital expenditures	2.8	0.5	3.3	—	0.1	0.1	(0.8)	—	2.6

	Predecessor Company 2004 Two Months
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$98.7	$23.4	$122.1	$8.3	$6.7	$15.0	$—	$—	$137.1
Intersegment sales	—	—	—	2.2	0.8	3.0	—	(3.0)	—
Operating income (loss)	15.2	2.4	17.6	(0.1)	(0.9)	(1.0)	(21.7)	0.1	(5.0)
Total assets	274.8	126.8	401.6	78.5	25.0	103.5	15.9	7.3	528.3
Depreciation and amortization	6.7	2.5	9.2	0.9	—	0.9	0.2	(0.2)	10.1
Capital expenditures	6.3	1.6	7.9	0.6	—	0.6	1.0	—	9.5

	Predecessor Company 2003 Third Quarter
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$141.7	$28.6	$170.3	$10.8	$6.8	$17.6	$—	$—	$187.9
Intersegment sales	—	—	—	3.6	0.8	4.4	—	(4.4)	—
Operating income (loss)	36.2	2.9	39.1	0.2	(2.3)	(2.1)	(4.8)	0.2	32.4
Total assets	488.6	95.4	584.0	83.1	30.9	114.0	32.7	6.8	737.5
Depreciation and amortization	16.4	3.2	19.6	0.9	0.1	1.0	0.3	(0.2)	20.7
Capital expenditures	5.4	1.0	6.4	0.4	—	0.4	0.4	—	7.2

	Predecessor Company 2004 Eight Months
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$304.9	$80.7	$385.6	$38.5	$35.2	$73.7	$—	$—	$459.3
Intersegment sales	—	—	—	11.2	3.1	14.3	—	(14.3)	—
Operating income (loss)	39.7	5.8	45.5	2.0	(2.3)	(0.3)	(34.0)	0.3	11.5
Total assets	274.8	126.8	401.6	78.5	25.0	103.5	15.9	7.3	528.3
Depreciation and amortization	27.7	9.1	36.8	3.5	0.2	3.7	1.1	(0.4)	41.2
Capital expenditures	25.3	4.8	30.1	1.1	0.1	1.2	2.1	—	33.4

	Predecessor Company Nine Months ended March 30, 2003
	Centers			Products
	U.S.	Inter- national	Sub- total	U.S.	Inter- national	Sub- total	Corporate	Elim- inations	Total
Revenue from unaffiliated customers	$356.1	$81.4	$437.5	$46.7	$30.9	$77.6	$—	$—	$515.1
Intersegment sales	—	—	—	10.5	2.3	12.8	—	(12.8)	—
Operating income (loss)	50.5	6.1	56.6	2.5	(3.1)	(0.6)	(14.0)	0.4	42.4
Total assets	488.6	95.4	584.0	83.1	30.9	114.0	32.7	6.8	737.5
Depreciation and amortization	50.1	9.3	59.4	2.9	0.3	3.2	0.9	(0.5)	63.0
Capital expenditures	19.8	3.6	23.4	1.3	0.1	1.4	1.2	—	26.0

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(in thousands, except Note 12)

(unaudited)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 9, the Company issued $150,000 of Subordinated Notes in connection with the Merger. The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s direct and indirect, wholly owned domestic subsidiaries (the “Guarantor Subsidiaries”). The Company’s foreign and non-wholly owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheet as of March 28, 2004, condensed consolidating statements of operations for the New Company 2004 One Month and the Predecessor Company 2004 Eight Months and the condensed consolidating statement of cash flows for the New Company 2004 One Month and the Predecessor Company 2004 Eight Months. The elimination entries presented are necessary to combine the entities comprising the Company.

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(unaudited)

(in thousands)

	March 28, 2004
	Worldwide & Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$18,603	$4,379	$—	$22,982
Accounts and notes receivable, net	17,810	3,295	—	21,105
Accounts and notes receivable – intercompany	37,975	19,049	(57,024)	—
Inventories, net	26,742	5,584	—	32,326
Advances and deposits	16,558	6,344	—	22,902

Total current assets	117,688	38,651	(57,024)	99,315

Notes receivable - intercompany	42,955	5,663	(48,618)	—
Property and equipment, net	330,454	40,517	31	371,002
Investment in subsidiaries	(10,568)	—	10,568	—
Leasehold interests, net and other	50,533	(528)	—	50,005

Total assets	$531,062	$84,303	$(95,043)	$520,322

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$11,866	$6,198	$—	$18,064
Accrued expenses and other	75,307	7,300	—	82,607
Current portion of long-term debt	1,530	75	—	1,605
Accounts and notes payable - intercompany	19,049	37,975	(57,024)	—

Total current liabilities	107,752	51,548	(57,024)	102,276

Long-term debt, less current portion	286,967	368	—	287,335
Liabilities subject to resolution	953	—	—	953
Notes payable - intercompany	5,663	42,955	(48,618)	—

Total liabilities	401,335	94,871	(105,642)	390,564

Stockholder’s equity:
Common Stock	—	—	—	—
Paid-in capital	133,716	(9,706)	9,706	133,716
Accumulated deficit	(1,657)	6	25	(1,626)
Accumulated other comprehensive income (loss)	(2,332)	(868)	868	(2,332)

Total stockholder’s equity	129,727	(10,568)	10,599	129,758

Total liabilties and stockholder’s equity	$531,062	$84,303	$(95,043)	$520,322

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(unaudited)

(in thousands)

	New Company 2004 One Month
	Worldwide & Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$56,406	$8,140	$(910)	$63,636
Operating expenses:
Cost of goods sold	18,955	2,316	(838)	20,433
Bowling center operating expenses	29,295	4,095	(72)	33,318
Selling, general and administrative expenses	2,863	358	—	3,221
Depreciation and amortization	4,353	545	(25)	4,873

Total operating expenses	55,466	7,314	(935)	61,845

Operating income	940	826	25	1,791
Nonoperating expenses (income):
Interest expense	1,910	—	—	1,910
Interest income	(44)	(2)	—	(46)
Other expense (income)	245	582	—	827

Total nonoperating expenses, net	2,111	580	—	2,691

Income (loss) before provision for income taxes	(1,171)	246	25	(900)
Provision for income taxes	486	240	—	726

Net income (loss)	$(1,657)	$6	$25	$(1,626)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(unaudited)

(in thousands)

	Predecessor Company 2004 Eight Months
	Worldwide & Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$407,506	$58,799	$(6,994)	$459,311
Operating expenses:
Cost of goods sold	83,626	16,108	(6,563)	93,171
Bowling center operating expenses	233,889	32,027	(431)	265,485
Selling, general and administrative expenses	45,509	2,456	—	47,965
Depreciation and amortization	37,038	4,333	(195)	41,176

Total operating expenses	400,062	54,924	(7,189)	447,797

Operating income	7,444	3,875	195	11,514
Nonoperating expenses (income):
Interest expense	59,478	66	—	59,544
Interest income	(293)	(225)	—	(518)
Other expense (income)	(4,592)	1,432	9	(3,151)

Total nonoperating expenses, net	54,593	1,273	9	55,875

Income (loss) before provision for income taxes	(47,149)	2,602	186	(44,361)
Provision for income taxes	2,222	1,175	—	3,397

Net income (loss)	$(49,371)	$1,427	$186	$(47,758)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	New Company 2004 One Month
	Worldwide & Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$6,402	$1,487	$(2,383)	$5,506

Cash flows from investing activities:
Purchases of property and equipment	(2,379)	(194)	—	(2,573)
Proceeds from the sale of property and equipment	466	5	—	471

Net cash used in investing activities	(1,913)	(189)	—	(2,102)

Cash flows from financing activities:
Deferred finance costs	(301)	—	—	(301)
Repayment under capital lease obligations	(117)	—	—	(117)

Net cash used in financing activities	(418)	—	—	(418)

Effect of exchange rates on cash	—	—	2,383	2,383
Net increase in cash	4,071	1,298	—	5,369

Cash and cash equivalents at beginning of period	14,532	3,081	—	17,613
Cash and cash equivalents at end of period	$18,603	$4,379	$—	$22,982

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Predecessor Company 2004 Eight Months
	Worldwide & Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$289	$2,371	$3,630	$6,290

Cash flows from investing activities:
Purchases of property and equipment	(30,737)	(2,617)	—	(33,354)
Proceeds from the sale of property and equipment	4,083	615	—	4,698
Proceeds from Sale-Leaseback Agreements	254,000	—	—	254,000

Net cash provided by (used in) investing activities	227,346	(2,002)	—	225,344

Cash flows from financing activities:
Repayment under Old Term Facility	(262,232)	—	—	(262,232)
Repayment under Old Subordinated Notes	(149,995)	—	—	(149,995)
Deferred financing costs	(21,747)	—	—	(21,747)
Borrowing under Term Loan	135,000	—	—	135,000
Borrowing under Subordinated Notes	150,000	—	—	150,000
Dividends paid	(250,252)	—	—	(250,252)
Equity investment, net	133,716	—	—	133,716
Stock options	(953)	—	—	(953)
Repayment under capital lease obligations	(203)	—	—	(203)

Net cash used in financing activities	(266,666)	—	—	(266,666)

Effect of exchange rates on cash	—	—	(3,630)	(3,630)
Net increase (decrease) in cash	(39,031)	369	—	(38,662)

Cash and cash equivalents at beginning of period	53,563	2,712	—	56,275
Cash and cash equivalents at end of period	$14,532	$3,081	$—	$17,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

AMF Bowling Worldwide, Inc. (“Worldwide”) and its subsidiaries (together with Worldwide, “the Company”) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). Centers, the largest segment, represents 83.8% and 369.2% of consolidated revenue and operating income, respectively, on a year to date basis. In reviewing Centers, management focuses on Center revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin.

Background

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss results of Centers in the United States (“U.S. Centers”) and internationally (“International Centers”) and Products separately.

The results of operations of Centers, Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company’s management believes this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material. The comparative results of Centers for the three and nine months ended March 28, 2004 versus the three and nine months ended March 30, 2003 reflect the closing of 12 and 22 centers, respectively.

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

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, the Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). Each shareholder of Worldwide received $25.00 in cash for each share of the Old Common Stock (as defined in Part II. Legal Proceedings) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258.7 million. The Old Common Stock was cancelled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”). Kingpin Holdings is owned by Code Hennessy & Simmons IV, certain members of Worldwide’s management team and other equity investors (collectively, the “Equity Investors”). In connection with the Merger, the following transactions occurred:

•	Worldwide borrowed $135.0 million in term loans (the “Term Loan”) under a new senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40.0 million (the “Revolver”);

•	Worldwide repaid the remaining outstanding borrowings of $228.1 million in term loans (the “Old Term Facility” under the former senior secured credit agreement (the “Old Credit Agreement”);

•	Worldwide issued $150.0 million of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”);

•	Worldwide completed a tender offer for all of its then outstanding 13% Senior Subordinated Notes due September 2008 of $150.0 million (the “Old Subordinated Notes”) with each holder who tendered the notes and related consents on or before the consent expiration date, receiving $1,176.58 for each $1,000.00 principal amount of the tendered note, including a $30.00 consent payment and each holder who tendered notes and the related consents after the consent expiration date, receiving $1,146.58 for each $1,000.00 principal amount of the tendered notes. Payment for the validly tendered notes was made on February 27, 2004;

•	Worldwide received an equity investment of $135.0 million, less equity syndication costs of $1.3 million;

•	AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of Worldwide, sold the land and related improvements of 186 owned bowling centers in the United States to unrelated third parties for gross proceeds of $254.0 million and AMF Centers simultaneously leased these bowling centers from the purchaser pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 year each (the “Sale-Leaseback Agreements”), with initial cash rental payments of $24.8 million for each of the first five years; and

•	Worldwide paid a dividend of $250.3 million to Kingpin Intermediate Corp. which was deposited with the Company’s disbursement agent for payment to Worldwide’s common stockholders, which included $1.0 million for the benefit of unissued equity holders.

Simultaneously with the Merger, all of the directors of Worldwide resigned and George W. Vieth, Jr. resigned as president and Chief Executive Officer of Worldwide. Frederick R. Hipp was elected as the sole director and the President and Chief Executive Officer of Worldwide.

As a result of the Merger, the Company’s financial results during the three and nine months ended March 28, 2004 include results of the Predecessor Company and the New Company. Accordingly, the operating results of the New Company and the Predecessor Company are separately presented.

The following table describes the periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the condensed consolidated financial statements:

Period	Referred to as
Results for the Predecessor Company from December 29, 2003 through February 29, 2004	“Predecessor Company 2004 Two Months”
Results for the New Company from March 1, 2004 through March 28, 2004	“New Company 2004 One Month”
Combined Predecessor Company 2004 Two Months and New Company 2004 One Month	“2004 Third Quarter” *
Results for the Predecessor Company from December 30, 2002 through March 30, 2003	“2003 Third Quarter”
Results for the Predecessor Company from June 30, 2003 through February 29, 2004	“Predecessor Company 2004 Eight Months”
Combined Predecessor Company 2004 Eight Months and New Company 2004 One Month	“Nine Months ended March 28, 2004” *
Results for the Predecessor Company from July 1, 2002 through March 30, 2003	“Nine Months ended March 30, 2003”

*	These combined periods are not presented on the same basis of accounting due to the application of purchase method accounting and are therefore not in accordance with generally accepted accounting principles (“GAAP”).

Consolidated Results

		New Company	Predecessor Company	Predecessor Company		Predecessor Company	Predecessor Company
	2004 Third Quarter	2004 One Month	2004 Two Months	2003 Third Quarter	Nine Months ended March 28, 2004	2004 Eight Months	Nine Months ended March 30, 2003
Operating revenue	$200.7	$63.6	$137.1	$187.9	$522.9	$459.3	$515.1
Cost of goods sold	43.7	20.4	23.2	29.8	113.6	93.2	101.4
Bowling center operating expenses	117.0	33.3	83.7	95.2	298.8	265.5	278.7
Selling, general and administrative expenses	28.2	3.2	25.0	9.8	51.2	48.0	29.5
Depreciation and amortization	15.0	4.9	10.1	20.7	46.0	41.2	63.0

Operating income (loss)	(3.2)	1.8	(5.0)	32.4	13.3	11.5	42.4
Interest expense, gross	43.3	1.9	41.4	9.8	61.5	59.5	30.4
Other expense (income), net	0.3	0.8	(0.5)	(1.1)	(2.9)	(3.7)	(0.7)

Income (loss) before income taxes	(46.8)	(0.9)	(45.9)	23.7	(45.3)	(44.4)	12.7
Provision for income taxes	2.4	0.7	1.7	2.6	4.1	3.4	5.2

Net income (loss)	$(49.2)	$(1.6)	$(47.6)	$21.1	$(49.4)	$(47.8)	$7.5

Consolidated revenue for the 2004 Third Quarter was $200.7 million, an increase of $12.8 million, or 6.8%, compared with the 2003 Third Quarter. This increase was attributable to the increase in Products revenue due to an increase in revenue in most geographic markets, as well as an increase in international centers revenue primarily the result of favorable exchange rate changes.

Consolidated revenue for the Nine Months ended March 28, 2004 was $522.9 million, an increase of $7.8 million, or 1.5%, compared with the prior year period. This increase was attributable to the increase in Products revenue primarily attributable to an increase in revenue in the Japanese market as well as an increase in international centers revenue primarily the result of favorable exchange rate changes. These increases were partially offset by a decrease in U.S. Centers revenue due to a decrease in bowling, food and beverage, and ancillary revenue. In addition, U.S. closed centers represent a $4.3 million negative variance compared with the prior year period.

Depreciation and Amortization

Depreciation and amortization decreased $5.7 million, or 27.5%, in the 2004 Third Quarter and $17.0 million, or 27.0%, in the Nine Months ended March 28, 2004 compared with the prior year periods. This change was primarily attributable to decreased Centers depreciation as a result of certain U.S. assets acquired in 1996 becoming fully depreciated. In addition, due to center closures, there are 22 fewer centers when compared with the Nine Months ended March 30, 2003. The impact of the Sale-Leaseback Agreements on depreciation for the 2004 Third Quarter and the Nine Months ended March 28, 2004 was not material.

Interest Expense

Gross interest expense increased $33.5 million in the 2004 Third Quarter and $31.1 million in the Nine Months ended March 38, 2004 compared with the prior year periods. These increases are primarily attributable to Merger related interest costs of $26.5 million in prepayment penalties related to the tender of the Old Subordinated Notes and $8.8 million related to the write-off of previously capitalized debt issuance costs under the Old Subordinated Notes and Old Credit Agreement.

Provision for Income Taxes

As of March 28, 2004, the Company had net operating loss carryforwards of approximately $67.7 million. The net operating loss carryforwards will begin to expire in 2022. The Company recorded a valuation allowance, as of June 29, 2003, totaling $218.1 million related to net operating losses and other deferred tax assets that management believes do not meet the “more likely than not” realization criteria of SFAS No. 109 “Accounting for Income Taxes.” Total income tax expense decreased to $2.4 million for the 2004 Third Quarter from $2.6 million for the 2003 Third Quarter. The decrease is a result of the taxation of individual subsidiaries by separate state, local and foreign jurisdictions. A current federal alternative minimum tax expense of $0.2 million was recorded in the 2004 Third Quarter for an extension payment for tax calendar year ending December 31, 2003. This payment can be used in the future as a credit against regular taxable income when the Company becomes a federal taxpayer. The credit was recorded as an addition to the deferred tax asset. An additional valuation allowance for $0.2 was recorded against this deferred tax asset. The remaining tax provision recorded for the 2004 Third Quarter and the 2003 Third Quarter primarily relates to certain state, local and foreign income taxes. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly owned subsidiary, recorded a state tax expense of $1.6 million for the 2004 Third Quarter. Various foreign subsidiaries and branches recorded a combined tax expense of $0.5 million for the 2004 Third Quarter based on various foreign tax rates. AMF Centers recorded a state tax expense of $2.4 million for the Nine Months ended March 28, 2004 and the various foreign subsidiaries and branches recorded a combined tax expense of $1.5 million for the same period.

Net Income (Loss)

Net income (loss) for the 2004 Third Quarter and the Nine Months ended March 28, 2004 totaled $(49.2) million and $(49.4) million, respectively, compared with $21.1 million and $7.5 million, respectively, in the 2003 Third Quarter and the Nine Months ended March 30, 2003, respectively. This change was primarily attributable to costs incurred in the current quarter related to the Merger of $34.6 million, of which $0.6 million was related to severance for the former chief executive officer, as well as interest incurred related to the Merger of $35.4 million. These increases were partially offset by the decrease in depreciation and amortization mentioned above.

Comprehensive Income (Loss)

Comprehensive income (loss) for the 2004 Third Quarter and the Nine Months ended March 28, 2004 totaled $(68.0) million and $(63.0) million, respectively, compared with $23.1 million and $9.7 million, respectively, in the 2003 Third Quarter and Nine Months ended March 30, 2003. This decrease was primarily attributable to expenses incurred in connection with the Merger.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

In connection with the Merger, as of February 27, 2004, the Company entered into the Credit Agreement that consisted of a $135.0 million Term Loan maturing in August 2009 and a $40.0 million Revolver maturing in February 2009.

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

The Company’s indebtedness under the Old Credit Agreement consisted of a $290.0 million term facility and a $45.0 million revolving credit facility.

As of April 30, 2004, there were no outstanding borrowings under the Revolver and outstanding standby letters of credit issued under the Revolver totaled approximately $18.6 million, leaving approximately $21.4 million available for additional borrowings or letters of credit. The Revolver continues to be available for the Company’s working capital and general corporate needs, subject to customary borrowing conditions.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. The Company is in compliance with its covenants as of the quarter ended March 28, 2004. There can be no assurance that the Company will be able to satisfy such covenant tests in the future.

Liquidity

As of March 28, 2004, working capital was $(3.0) million compared with $(10.4) million at June 29, 2003, an increase of $7.4 million. This increase is primarily attributable to a decrease in debt outstanding as a result of the Merger and funding of operations and is comprised of the following:

Increase (Decrease)
(in millions)
Cash	$(33.3)
Accounts and notes receivable, net	(2.1)
Inventories, net	(1.7)
Other current assets	3.9
Accounts payable	(0.4)
Accrued expenses	1.7
Current maturities of long-term debt	39.3

$7.4

Net cash provided by operating activities was $11.8 million for the Nine Months ended March 28, 2004 compared with net cash provided by operating activities of $72.5 million in the Nine Months ended March 30, 2003, as the effect of decreased operating income was accompanied by an increase in cash used for working capital in connection with transactions related to the Merger.

Net cash provided by investing activities was $223.2 million for the Nine Months ended March 28, 2004 compared with net cash used in investing activities of $25.0 million in the Nine Months ended March 30, 2003. In the Nine Months ended March 28, 2004, the Company received proceeds of $254.0 million related to the Sale-Leaseback Agreements in connection with the Merger. This increase was partially offset by an increase in Centers expenditures, primarily related to capital improvements.

Net cash used in financing activities was $267.1 million for the Nine Months ended March 28, 2004 compared with cash used in financing activities of $19.7 million in the Nine Months ended March 30, 2003. This increase is primarily the result of the satisfaction of the Old Subordinated Notes and the Old Credit Agreement. Additionally, the Company paid dividends of $250.3 million in connection with the Merger. The Company also received a net equity investment of $133.7 million from the Equity Investors in connection with the Merger.

As a result of the aforementioned, cash decreased by $33.3 million during the Nine Months ended March 28, 2004 compared with an increase of $28.5 million during the Nine Months ended March 30, 2003.

Capital Resources

The Company’s debt at March 28, 2004 and June 29, 2003 consisted of the following:

	March 28, 2004	June 29, 2003
Term Loan	$135.0	$—
Old Term Facility	—	262.2
Subordinated Notes	150.0	—
Old Subordinated Notes	—	150.0
Revolver	—	—
Mortgage note and capitalized leases	3.9	4.3

	$288.9	$416.5

As of March 28, 2004, the Company had approximately $21.4 million available for borrowing under the Revolver, with no amounts outstanding and approximately $18.6 million of issued but undrawn standby letters of credit. As of June 29, 2003, the Company had $35.8 million available for borrowing or letters of credit under the Revolver, with no amounts outstanding and $9.2 million of issued but undrawn standby letters of credit.

During the Nine Months ended March 28, 2004, the Company funded its obligations primarily through cash flows from operations and borrowings under the Revolver. The Company made cash interest payments of $31.4 million and paid $26.5 million in prepayment penalties on the Old Subordinated Notes during the Nine Months ended March 28, 2004. For the fiscal year ended June 29, 2003, the Company calculated a mandatory prepayment on the Old Term Facility of $24.4 million based on consolidated excess cash flow, $23.3 million of which was paid and applied to the Old Term Facility on August 28, 2003. The remaining $1.1 million was paid on October 8, 2003 upon expiration of a Eurodollar loan contract. The prepayments reduced the remaining scheduled principal payments on a pro rata basis.

Asset Sales

From time to time, the Company will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, the Company will, from time to time, sell excess real estate.

During the 2004 Third Quarter, the Company sold the land and building associated with three bowling centers in the United States for net proceeds of $0.8 million and a loss of $1.1 million, of which $0.4 million was reserved, and excess property in the United States for net proceeds of $0.3 million and a gain of the same amount. The Company also sold the land and building associated with a bowling center in Australia for net proceeds of $1.7 million and a gain of $0.9 million. During the quarter ended December 28, 2003, the Company sold the land and building associated with a bowling center in the United States for net proceeds of $2.2 million and a loss of $0.2 million, which was fully reserved, and one parcel of excess property in the United States for net proceeds of $0.2 million and a gain of the same amount. During the quarter ended September 28, 2003, the Company sold excess property in the United States for net proceeds of $0.8 million and a gain of the same amount.

Capital Expenditures

The Company’s capital expenditures were $35.9 million in the Nine Months ended March 28, 2004 compared with $26.0 million in the Nine Months ended March 30, 2003, an increase of $9.9 million. This increase is primarily due to increased Centers expenditures, primarily related to capital improvements targeted to enhance the appearance of the Company’s bowling centers to its customers. Capital expenditures are funded from cash generated from operations.

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

International Operations

The Company’s international operations are subject to the usual risks inherent to operating in foreign countries, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluations increase the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from International Centers.

Foreign currency exchange rates also impact the translation of operating results from International Centers and Products. International Centers represented 17.3% and 15.8% of consolidated revenue, respectively, for the Nine Months ended March 28, 2004 and March 30, 2003. International Centers represented 31.9% and 14.4% of consolidated operating income, respectively, for the Nine Months ended March 28, 2004 and March 30, 2003.

Products’ international operations represented 8.0% and 6.0% of consolidated revenue, respectively, for the Nine Months ended March 28, 2004 and March 30, 2003. International operations of Products represented $(1.8) million of the $13.3 million consolidated operating income for the Nine Months ended March 28, 2004 and $(3.1) million of the $42.4 million consolidated operating income for the Nine Months ended March 30, 2003.

Impact of Inflation

The Company historically offsets the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company’s operations as a result of inflation for the Nine Months ended March 28, 2004 and March 30, 2003, respectively.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the condensed consolidated financial statements. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Board.

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

Centers

Centers results reflect both U.S. and International Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 468 centers (374 U.S. Centers and 94 International Centers) that have been in operation one full fiscal year as of June 29, 2003. Centers derives its revenue from three principal sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources.

	2004 Third Quarter	New Company	Predecessor Company	Predecessor Company	Nine Months ended March 28, 2004	Predecessor Company	Predecessor Company
		2004 One Month	2004 Two Months	2003 Third Quarter		2004 Eight Months	Nine Months ended March 30, 2003
Centers (before intersegment eliminations)
Operating revenue	$174.8	$52.7	$122.1	$170.3	$438.3	$385.6	$437.5
Cost of goods sold	22.7	11.3	11.4	16.2	48.3	37.0	42.2
Bowling center operating expenses	117.3	33.4	83.9	95.4	299.7	266.4	279.3
Depreciation and amortization	13.6	4.4	9.2	19.6	41.2	36.8	59.4

Operating income	$21.2	$3.6	$17.6	$39.1	$49.1	$45.5	$56.6

For the Nine Months ended March 28, 2004, bowling, food and beverage and ancillary sources represented 57.6%, 26.5% and 15.9% of total Centers revenue, respectively. For the Nine Months ended March 30, 2003, bowling, food and beverage and ancillary sources represented 58.2%, 27.4% and 14.4% of total Centers revenue, respectively.

Bowling revenue, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenue in U.S. Centers. League lineage (number of games bowled per lane per day) has been declining for a number of years. Recreational play includes managed, or scheduled play (such as birthday or corporate parties), and open, or unscheduled play. The decline in U.S. Centers revenue that could be expected from the decline in lineage has been generally offset with price increases. International Centers, which operates in five different countries, has an average bowling lineage mix of approximately 67% recreational lineage and 33% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play. With the exception of Australia, the impact on revenue from the decline in International Centers lineage has also been generally offset with price increases. Price increases have generally paralleled local country inflation rates.

2004 Third Quarter compared with the 2003 Third Quarter

Centers operating revenue for the 2004 Third Quarter increased $4.5 million, or 2.6%, as compared to the 2003 Third Quarter. U.S. constant center revenue increased $1.5 million, or 1.1%, primarily the result of increased food and beverage revenue as well as increased open play revenue. International constant center revenue increased $5.8 million, or 21.4%, primarily attributable to a favorable foreign exchange rate variance of $5.0 million. These increases are partially offset by a decrease in revenue of $2.9 million attributable to the closure of 12 centers since March 30, 2003.

Bowling center operating expenses increased $21.8 million, or 22.9%, of which approximately $14.0 million were costs incurred in connection with the Merger. Additionally, U.S. constant center operating expenses increased $6.0 million, or 8.4%, primarily attributable to increased payroll and $2.3 million of rent expenses associated with the Sale-Leaseback Agreements. International constant center operating expenses increased $4.0 million, or 26.1%, primarily attributable to an unfavorable foreign exchange rate variance of $3.1 million as well as increases in payroll expense as a result of the Company’s strategic initiatives to increase revenue through more focused marketing efforts. These increases were partially offset by a decrease in operating expenses of $2.0 million as a result of closed centers. As a percentage of revenue, Centers operating expenses were 67.1% for the 2004 Third Quarter compared with 56.0% for the 2003 Third Quarter.

Depreciation and amortization decreased $6.0 million, or 30.6%, primarily attributable to a decrease in U.S. Centers’ depreciation expense as machinery and equipment acquired in 1996 became fully depreciated. In addition, due to center closures, there are 12 less centers when compared with the 2003 Third Quarter.

Operating income decreased $17.9 million versus the prior year quarter primarily due to the $14.0 million of expenses incurred in connection with the Merger as well as increased bowling center operating expenses as discussed above. In addition, $6.3 million in cost of sales adjustments were incurred in the current quarter in conjunction with the application of purchase method accounting.

Nine Months ended March 28, 2004 compared with the Nine Months ended March 30, 2003

Centers operating revenue increased $0.8 million, or 0.2%, compared with the prior year. International constant center revenue increased $12.4 million, or 16.3%, primarily attributable to a favorable foreign exchange rate variance of $11.2 million. U.S. constant center revenue decreased $3.7 million, or 1.1%, primarily a result of decreases in league play revenue as well as a decrease in ancillary revenue. An additional $8.1 million decrease in revenue is attributable to the closure of 22 centers since June 30, 2002.

Bowling center operating expenses increased $20.4 million, or 7.3%, of which approximately $14.0 million were costs incurred in connection with the Merger. Additionally, U.S. constant center operating expenses increased $6.4 million, or 3.1%, primarily attributable to increased payroll and $2.3 million of rent expenses associated with the Sale-Leaseback Agreements. International constant center operating expenses increased $8.9 million, or 19.7%, primarily attributable to an unfavorable foreign exchange rate variance of $6.7 million as well as increases in payroll expense as a result of the Company’s strategic initiatives to increase revenue through more focused marketing efforts. These increases were partially offset by a decrease in operating expenses as a result of closed centers of $6.8 million. Additionally, U.S. Centers recognized $1.4 million related to gains on casualty losses and $0.7 million related to gains on disposals of fixed assets, while International Centers recognized $0.8 million related to gains on disposals of fixed assets. Severance for the former U.S. Centers chief operating officer totaling approximately $0.3 million is included in the year to date period within payroll. Additionally, U.S. Centers’ also includes a charge totaling $0.3 million related to one action alleging violations of federal legislation involving unsolicited communications. As a percentage of revenue, Centers operating expenses were 68.4% for the Nine Months ended March 28, 2004 compared with 63.8% for the Nine Months ended March 30, 2002.

Depreciation and amortization decreased $18.2 million, or 30.6%, primarily attributable to a decrease in U.S. Centers’ depreciation expense as machinery and equipment acquired in 1996 became fully depreciated. In addition, due to center closures, there are 22 less centers when compared with the prior year.

Operating income decreased $7.5 million, or 13.3%, as compared to the prior year primarily due to the increase in operating expenses as discussed above. In addition, $6.3 million in cost of sales adjustments were incurred in the current quarter in conjunction with the application of purchase method accounting.

Products

		New Company	Predecessor Company	Predecessor Company		Predecessor Company	Predecessor Company
	2004 Third Quarter	2004 One Month	2004 Two Months	2003 Third Quarter	Nine Months ended March 28, 2004	2004 Eight Months	Nine Months ended March 30, 2003
Products (before intersegment eliminations)
Operating revenue	$30.5	$12.5	$18.0	$22.0	$100.5	$88.0	$90.4
Cost of goods sold	25.1	10.5	14.6	17.7	80.0	69.5	71.3

Gross profit	5.4	2.0	3.4	4.3	20.5	18.5	19.1
Selling, general and administrative expenses	5.2	1.7	3.6	5.4	16.8	15.1	16.5
Depreciation and amortization	1.4	0.5	0.9	1.0	4.2	3.7	3.2

Operating loss	$(1.2)	$(0.2)	$(1.0)	$(2.1)	$(0.5)	$(0.3)	$(0.6)

2004 Third Quarter compared with the 2003 Third Quarter

Products operating revenue increased $8.5 million, or 38.6%, primarily attributable to increased revenue in Europe, Japan and the U.S. of $3.8 million, $1.9 million and $1.5 million, respectively.

Gross profit increased $1.1 million, or 25.6%. The gross profit margin was 17.7% for the 2004 Third Quarter compared with 19.5% in the 2003 Third Quarter. The decreased margin percentage is primarily attributable to cost of sales adjustments of $0.8 million incurred in conjunction with the application of purchase method accounting as a result of the Merger.

Products selling, general and administrative expenses decreased $0.2 million, or 3.7%, compared with the prior year quarter. This decrease is primarily attributable to a decrease in bad debt and legal expenses.

Depreciation and amortization increased $0.4 million, or 40.0%, primarily attributable to the addition of assets in fiscal year 2003.

Operating loss for the 2004 Third Quarter was $1.2 million compared with an operating loss of $2.1 million in the 2003 Third Quarter. The decrease in the operating loss is primarily attributable to the increase in the international markets which was partially offset by the 2004 Third Quarter cost of sales adjustment of $0.8 million discussed above.

Nine Months ended March 28, 2004 compared with the Nine Months ended March 30, 2003

Products operating revenue increased $10.1 million, or 11.2%, primarily attributable to an increase in revenue in Japan and Europe of $7.8 million and $3.5 million, respectively as compared to the prior year. This increase was partially offset by a decrease in revenue in the U.S. of $2.1 million.

Gross profit increased $1.4 million, or 7.3%. The gross profit margin was 20.4% for the Nine Months ended March 28, 2004 compared with 21.1% in the Nine Months ended March 30, 2003.

Products selling, general and administrative expenses increased $0.3 million, or 1.8%, compared with the prior year period. The increase in expenses is primarily attributable to increased advertising and facilities expenses.

Depreciation and amortization increased $1.0 million, or 31.3%, primarily attributable to the addition of assets in fiscal year 2003.

Operating loss for the Nine Months ended March 28, 2004 was $0.5 million, compared to an operating loss of $0.6 million in the prior year period. The decrease in the operating loss is primarily attributable to the increase in revenue in the international markets which was partially offset by the 2004 Third Quarter cost of sales adjustment of $0.8 million discussed above.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide” and, together with its subsidiaries, the “Company”), including but not limited to:

•	any statements concerning:

•	the results of operations of the Company’s businesses;

•	the results of the Company’s initiatives to improve its bowling centers operations and its business of manufacturing and selling bowling equipment;

•	the amounts of capital expenditures needed to maintain or improve the Company’s bowling centers;

•	the Company’s ability to comply with the financial covenants in its financing facilities and generate cash flow to service its indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this report that are not historical facts.

These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company’s financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives, projections or plans of the Company will be achieved. Many factors could cause the Company’s actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	the ability to renew real estate leases;

•	risks related to the Company’s foreign operations;

•	the ability to retain and attract key employees;

•	the ability to successfully implement business initiatives;

•	the ability to generate the cash flow required to service the Company’s indebtedness and real estate leases;

•	the continued decline in lineage and the Company’s difficulty in increasing lineage;

•	the seasonality of and effect of unusual weather on bowling center operations;

•	the continued price pressure from the growth of lower cost, lower quality bowling products and readily available, low cost used equipment;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from its operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with the Company’s bowling center business;

•	fluctuations in foreign currency exchange rates;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements. At March 28, 2004, one interest rate cap agreement was outstanding. There were no other derivative instruments outstanding during any of the periods presented. Management periodically reviews its exposure to changes in interest rates and may enter into interest rate cap agreements as it deems appropriate.

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

From time to time the Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes.

The following table provides information about the Company’s fixed and variable-rate debt at March 28, 2004, weighted average interest rates and respective maturity dates (dollar amounts in millions).

Maturity	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
October 1, 2010	$150.0	10.00%	—	—
August 27, 2009	—	—	$135.0	4.10%

The fair value of the Term Loan and the Subordinated Notes at March 28, 2004 was approximately $135.0 million and $155.3 million, respectively.

On June 6, 2003, the Company entered into an interest rate cap agreement with Bank of America to reduce the interest rate risk of certain amounts borrowed under the Old Credit Agreement. The table below summarizes the interest rate cap agreement at March 28, 2004:

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

PART II

Item 1. Legal Proceedings

On July 2, 2001 (the “Petition Date”), Worldwide, and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11”). The bankruptcy court (the “Bankruptcy Court”) confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) on February 1, 2002 and the Debtors emerged from Chapter 11 on March 8, 2002 (the “Effective Date”). Upon emergence from Chapter 11, the indebtedness that the Company had in place prior to the Effective Date was terminated, discharged or re-instated and the shares of common stock of Worldwide held by its former direct parent at that time were cancelled. Pursuant to the Plan, common stock of the Reorganized Company, $0.01 par value (the “Old Common Stock”), was issued (or reserved for issuance) to the former creditors of the Debtors. The Old Common Stock was subsequently cancelled in connection with the Merger.

While the Company emerged from Chapter 11 on March 8, 2002, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claim objections and specific matters relating to the implementation and consummation of the Plan. In management’s opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company’s financial position or results of operations. The Company recently filed a motion with the Bankruptcy Court asking it to authorize the payment of final distributions and the closure of the Chapter 11 proceeding. The Bankruptcy Court has scheduled a hearing on the motion on May 18, 2004.

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

Effects of Threatened European Community Tariff Increases

The Commission of the European Community (the “Commission”) increased tariffs this year on certain U.S. exports to the countries comprising the European Community (“EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (“WTO”). A substantial portion of the Company’s bowling products imported into the EC are subject to the additional duty. The additional duty was 5% ad valorem in March and increases 1% each month thereafter up to a maximum of 14%. The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO rulings. There can be no assurance that absent appropriate Congressional action, the sanctions will not have an adverse impact on the Company’s sales in the EC or margin.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture dated February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 10.00% Senior Subordinated Notes due 2010.

10.1	Senior Secured Credit Agreement, dated February 27, 2004 among AMF Bowling Worldwide, Inc., and certain of its subsidiaries as borrowers, the financial institutions as listed on the signature pages thereto, and Credit Suisse First Boston as Administrative Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent and Documentation Agent (without exhibits).

10.2	Lease I Agreement, dated February 27, 2004 between iStar Bowling Centers I LP, as Landlord and AMF Bowling Centers, Inc., as Tenant.

10.3	Lease II Agreement, dated February 27, 2004 between iStar Bowling Centers II LP, as Landlord and AMF Bowling Centers, Inc., as Tenant.

10.4	Management Agreement, dated February 27, 2004, by and between CHS Management VI LP and AMF Bowling Worldwide, Inc.

10.5	Employment letter, dated as of February 27, 2004, between AMF Bowling Worldwide, Inc. and Frederick R. Hipp.

10.6	Employment letter, dated as of January 31, 2004, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr.

10.7	Non-compete provision agreement, dated as of March 19, 2004, between AMF Bowling Worldwide, Inc., Steven Paradis and George W. Vieth, Jr.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On February 11, 2004, the registrant filed a Current Report on Form 8-K announcing certain results of the consent solicitation it had commenced in connection with its previously announced tender offer for all of its outstanding 13% Notes due 2008.

On February 27, 2004, the Registrant filed a Current Report on Form 8-K announcing the completion of its previously announced tender offer for all of its outstanding 13% Notes due 2008. The registrant also announced the completion of the previously announced merger in which Worldwide has been acquired by an affiliate of CHS.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.

(Registrant)

/s/ Christopher F. Caesar	May 12, 2004
Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer of the registrant and principal financial officer)