Form 10-K
period 2004-06-27
AMF BOWLING WORLDWIDE INC
filed 2004-09-21
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12131

AMF BOWLING WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3873272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 27, 2004 was zero.

As of June 27, 2004, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMF BOWLING WORLDWIDE, INC.

Annual Report on Form 10-K

June 27, 2004

PART I

ITEM 1. BUSINESS

General Business

AMF Bowling Worldwide, Inc., a Delaware corporation, and our subsidiaries (which may be referred to as Worldwide, the Company, we, us or our), are engaged in two business segments:

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

Centers is the largest operator of bowling centers in the world with 465 centers in operation as of June 27, 2004, comprised of 370 centers in the U.S. and 95 bowling centers operating in five foreign countries.

Products is one of the largest manufacturers of bowling center equipment in the world. Products revenue consists of two major sales categories:

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

Worldwide serves as the corporate headquarters of the Company and provides certain management and administrative services for Centers and Products. Our business operations and operating assets are held in subsidiaries. U.S. Centers is primarily operated through AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned, indirect subsidiary of Worldwide. International Centers is operated through separate, indirect subsidiaries of Worldwide that operate bowling centers in various countries. Products is primarily operated through AMF Bowling Products, Inc. (“AMF Products”), which is a wholly-owned, indirect subsidiary of Worldwide.

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, the Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). The Company, as it existed after the Merger, is sometimes referred to as the “New Company.” Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger (the “Old Common Stock”) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258.7 million. The Old Common Stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”). Kingpin Holdings is owned by Code Hennessy & Simmons IV (“CHS IV”), our chief executive officer and other equity investors (collectively, the “Equity Investors”). In connection with the Merger, the following transactions occurred:

•	We borrowed $135.0 million in term loans (the “Term Loan”) under a new senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40.0 million (the “Revolver”);

•	We repaid the remaining outstanding borrowings of $228.1 million in term loans (the “Old Term Facility”) under our former senior secured credit agreement (the “Old Credit Agreement”);

•	We issued $150.0 million of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”);

•	We completed a tender offer for all of our then outstanding 13% Senior Subordinated Notes due September 2008 of $150.0 million (the “Old Subordinated Notes”) with each holder who tendered the notes and related consents on or before the consent expiration date, receiving $1,176.58 for each $1,000.00 principal amount of the tendered notes, including a $30.00 consent payment and each holder who tendered notes and the related consents after the consent expiration date, receiving $1,146.58 for each $1,000.00 principal amount of the tendered notes. Payment for the validly tendered notes was made on February 27, 2004;

•	We received an equity investment of $135.0 million, less equity syndication costs of $1.3 million;

•	AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of Worldwide, sold the land and related improvements of 186 owned bowling centers in the U.S. to unrelated third parties for gross proceeds of $254.0 million and AMF Centers simultaneously leased these bowling centers from the purchaser pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each (the “Sale-Leaseback Agreements”), with initial cash rental payments of $24.8 million for each of the first five years; and

•	We paid a dividend of $250.3 million to Kingpin Intermediate Corp. which was deposited with our disbursement agent for payment to Worldwide’s then common stockholders, which included approximately $1.0 million for the benefit of unissued equity holders under Worldwide’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

Simultaneously with the Merger, all of the directors of Worldwide resigned and George W. Vieth, Jr. resigned as President and Chief Executive Officer of Worldwide. Frederick R. Hipp was elected as the sole director and the President and Chief Executive Officer of Worldwide.

Change of Fiscal Year

On March 20, 2002, we changed our fiscal year end from December 31 to the Sunday closest to June 30. This results in fiscal years having 52 or 53 weeks. Previously, our fiscal year ran from January 1 through December 31. We also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods.

Emergence from Chapter 11

In 1996, an investor group acquired the Company. At the time, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. In 1998, after acquiring approximately 260 bowling centers, Centers revenue and cash flow from operations (as measured on a constant center basis) had generally declined. Rapid growth led to problems in integrating new centers and managing the expanded operations. At the same time, Products revenue and cash flow from operations were declining as demand for NCPs dropped and product quality and order fulfillment problems began to adversely impact sales.

In mid-1999, it became apparent that projected cash flows were insufficient to service long term debt obligations and the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code, was the most effective way to restructure the Company’s balance sheet.

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). After the Petition Date, AMF Bowling, Inc., our former indirect parent, filed a separate petition for relief under Chapter 11.

On February 1, 2002, the Bankruptcy Court confirmed the Plan of the Debtors. The Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors emerged from Chapter 11. On May 18, 2004, the Bankruptcy Court entered an order closing the Chapter 11 proceeding.

Fresh Start Accounting

In connection with our emergence from Chapter 11, we applied fresh start accounting to our financial statements in accordance with Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Plan, was allocated to our various assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and our liabilities were stated at their present values.

Although the Effective Date of the Plan was March 8, 2002, the consummation of the Plan was reflected as of February 28, 2002, the end of our most recent fiscal month prior to the Effective Date. The Company, as it existed prior to the Effective Date, is referred to as the “Predecessor Company” and, as it existed on and after the Effective Date, is referred to as the “Reorganized Predecessor Company.” The operating results and cash flows of the Reorganized Predecessor Company and the Predecessor Company are separately presented as a result of the application of fresh start accounting at February 28, 2002. Our financial statements after the Effective Date are not comparable with the Predecessor Company’s financial statements.

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from our emergence from the Chapter 11 proceeding, but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, our post-Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of our long lived assets. This revaluation lowered depreciation and amortization expense in periods subsequent to February 2002. The operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements just as the financial statements of the Reorganized Predecessor Company are not comparable with the Predecessor Company’s financial statements.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we wrote off our goodwill at January 1, 2002, significantly reducing amortization expense in periods subsequent to December 31, 2001.

Business Segments

Centers

As of June 27, 2004, we operated 370 bowling centers in 39 states and Puerto Rico and 95 bowling centers in five foreign countries: Australia (46), the United Kingdom (33), Mexico (9), France (4) and Japan (3). Centers contributed approximately 83% of the revenue during Fiscal Year 2004.

Centers derives revenue from three sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources, including shoe rental, amusement machines, billiards and pro shops (“Ancillary Sources”).

In Fiscal Year 2004, bowling, food and beverage sales and Ancillary Sources represented 58%, 28% and 14% of total Centers revenue, respectively.

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

International Centers has an average bowling lineage mix of approximately 67% recreational lineage and 33% league lineage. Lineage has been declining for a number of years. Similar to U.S. Centers, International Centers management is attempting to offset this decline with increased recreational play by targeting corporate events and birthday parties. The impact on revenue from the decline in International Centers lineage has also been generally offset with inflationary price increases.

Products

Products contributed approximately 17% of our revenue during Fiscal Year 2004 (excluding intersegment sales to Centers). Products revenue is split between NCP and Modernization and Consumer Products. Currently, NCP sales account for approximately 15% of Products revenue and Modernization and Consumer Products sales account for approximately 85%. NCP revenue includes revenue from the sale of Factory Certified Packages, which are combinations of refurbished pinspotters, new automatic scoring systems, lanes, bowler seating and other components.

In Fiscal Year 2004 sales of NCP units was 918 units compared with 877 units in Fiscal Year 2003. The increase in NCP units was mainly concentrated in the North American and Japanese markets. We are seeing increased interest in other markets around the world as well.

Sales of Modernization and Consumer Products to bowling center operators provide a more stable base of recurring annual revenue than NCP sales. Some products in this category, such as bowling pins, are typically replaced annually to maintain a center. Other products, while purchased less frequently, are necessary to modernize a center or to replace worn out equipment.

Products revenue typically includes approximately $15 million to $20 million annually of intersegment sales to Centers. Intersegment sales are eliminated from our consolidated financial results but are reflected in the Products results.

Products also manufactures and sells billiard and game tables, sales of which generate approximately $12 million of annual revenue. The billiards business maintains an independent management team, manufacturing operation and sales force. Sales are primarily to distributors in North America.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 14. Geographic Segments” and “Note 15. Business Segments” in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Business Strategy

We continue to focus on our core U.S. Centers and Products businesses and will continue to consider strategic opportunities including acquisitions, divestitures and joint ventures as opportunities arise.

Centers

Focused Marketing and Sales Efforts: We believe that a modest investment in local marketing and sales expertise may add incremental revenue at attractive profit margins. The core aspect of this strategy is to selectively add field marketing professionals who will focus on increasing group events that generate traffic and incremental revenue opportunities, such as corporate outings, birthday parties, school events and new league offerings.

Implement Shared Retail Best Practices Across Bowling Centers: We continue the transition from a collection of independent bowling centers to a retail chain with best practices and centrally established strategies and execution plans. Key elements of the process include pricing discipline, improved food and beverage offerings and better management, training and measurement. We are testing programs to support each of these elements and expect to execute plans upon successful completion of these tests.

Selectively Invest in Facility Improvements: To improve the customer experience, we plan to make selective facility improvements to key centers, such as upgraded food and beverage offerings, new scoring systems, improved lighting and interior decor, larger arcades and modernized restrooms. We are conducting a comprehensive strategic fleet analysis to rank the bowling centers on management’s estimate of their performance potential and will initiate this facility improvement program based upon those results.

Improve Management Information Systems: We recently began upgrading our point-of-sale (POS) system and linking it to our scoring system and believe that this upgrading and integration will enhance information capabilities.

Products

Our Products business is organized into five separate functional operating divisions. The manager of each division is now responsible for the division’s financial performance and balance sheet and is also closer to customers, and therefore better able to provide customer satisfaction and effect innovative product development. We continue to focus on new product introductions, cost reduction opportunities to existing products and better working capital management. We have also taken steps to make our Products business a stand alone business unit that will perform many of the management and administrative services formerly provided by Worldwide.

Seasonality

Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Products sales are also seasonal, most notably in Modernization and Consumer Products in the U.S. While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the later spring and early summer in preparation for the start of league play in the late summer. Summer is also generally the peak period for installation of modernization equipment in the U.S. Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers usually have fewer bowlers.

Industry and Competition

Centers

Bowling is both a competitive sport and a recreational entertainment activity and as such, faces competition from numerous other sporting and leisure alternatives. Centers performance and operating results are affected by many factors, including weather, the quality of the customer experience, the availability and affordability of other sports, recreational and entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which we have no control. Centers competes with other bowling centers primarily through customer service, quality of bowling equipment, location and facilities.

The U.S. bowling center industry is highly fragmented. There are approximately 5,000 bowling centers that are owned by single-center and small-chain operators. Of these, approximately 2,000 have 24 lanes or more. In addition to us, there is only one other large bowling center operator which operates approximately 130 centers worldwide. There are three smaller chains that together operate approximately 55 bowling centers.

The international bowling center industry is also fragmented. Except for the United Kingdom, there are few bowling chain operators in countries in which International Centers operates. International Centers is the second largest operator of centers in the United Kingdom, with two other chains operating approximately 55 and 22 centers, respectively.

Products

We are one of the two full-line manufacturers of bowling equipment and supplies that compete on a global basis. We believe full-line manufacturers have a competitive advantage in the case of equipment packages, such as NCPs, where purchasers often desire to buy all of the bowling equipment necessary to outfit a new center from a single supplier.

Products competes with other manufacturers primarily through price, service and after sale support. Management believes that the abundant supply of lower priced, used bowling equipment and additional competition from overseas manufacturers, which may enjoy a lower cost structure, have adversely impacted our competitive position. In addition, because purchasers of NCPs are often start-up businesses, current political and economic conditions increase the difficulty that purchasers face in obtaining financing to build and equip new bowling centers.

In the sale of Modernization and Consumer Products, we compete with Brunswick Corporation as well as with a large number of smaller companies.

Management expects the trend toward lower cost products and price competition to continue.

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S. based manufacturers with export sales, local currency devaluation increases the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from International Centers.

Employees

Centers

As of September 1, 2004, Centers had approximately 13,800 full- and part-time employees worldwide, of which approximately 10,900 were employed in the U.S. and approximately 2,900 were employed internationally. The split between full-time and part-time employees is approximately 38% and 62%. We believe our relations with our Centers employees are satisfactory. Substantially all Centers employees are non-union employees.

Products

As of September 1, 2004, Products had 608 full-time employees worldwide, of which 285 were employed in manufacturing and 323 in sales, service, logistics and administration. We believe our relations with our Products employees are satisfactory. None of these employees are union members.

Corporate

As of September 1, 2004, corporate had 116 full-time employees. We believe our relations with our corporate employees are satisfactory.

Website Access to Securities and Exchange Commission Reports

We file annual, quarterly and current reports, amendments to those reports and other information with the Securities and Exchange Commission’s (the “SEC”). Our website address is www.amf.com. Through a link to the SEC’s internet site on the “Company Information” portion of our website, we make available all of our filings with the SEC. This information is available as soon as the filing is accepted by the SEC.

ITEM 2. PROPERTIES

Centers

As of June 27, 2004, we operated 370 bowling centers in the U.S. and Puerto Rico and 95 centers in five other countries. The average age of our U.S. bowling centers, including leased centers, is approximately 40 years. A typical bowling center has approximately 1,000 square feet of total space per bowling lane. Our average bowling center in U.S. Centers has approximately 39 lanes while the International Centers average is approximately 25 lanes.

During Fiscal Year 2004, we permanently closed nine bowling centers in the U.S., and reopened one bowling center previously closed due to fire damage.

The following table profiles Centers as of June 27, 2004:

Country	Number of Locations	Owned	Leased
U.S.	370	66	304
Australia	46	25	21
United Kingdom	33	12	21
Mexico	9	5	4
France	4	—	4
Japan	3	—	3

Total	465	108	357

During Fiscal Year 2004, we sold the land and buildings associated with six bowling centers in the U.S. for net proceeds of $3.1 million and losses of $1.4 million, of which $0.8 million was previously reserved. We also sold excess real estate and equipment in the U.S. for net proceeds of $1.3 million and gains of the same amount and the land and building associated with two bowling centers in Australia for net proceeds of $4.0 million and a gain of $2.1 million.

In connection with the Merger, AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of ours, sold the land and related improvements of 186 owned bowling centers in the U.S. to unrelated third parties for gross proceeds of $254.0 million and AMF Centers simultaneously leased these bowling centers from the purchaser pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each.

Our remaining bowling center leases are subject to periodic renewal. Thirty-four leases for bowling centers in U.S. Centers have leases that expire during the next three years, of which ten have renewal options at fixed rent increases. Eleven leases for bowling centers in International Centers have leases that expire during the next three years, none of which have renewal options at fixed rent increases. Management believes that it will generally be successful in renewing expiring center leases. There can be no assurance, however, that we will be able to renew leases, absent a favorable fixed rent in the option, at rents that would permit us to maintain or increase existing cash flow margins or on terms that are otherwise favorable to us. In addition, in light of the age of our bowling centers, which may require significant capital expenditures for maintenance, we may choose not to renew leases for marginally performing bowling centers. If we are unable to renew leases at rents that allow centers to remain profitable or management chooses not to renew leases, absent acquiring or building additional centers, the number of bowling centers will decrease.

Products and Corporate

As of June 27, 2004, Products owned or leased facilities at three locations in the U.S. Two are used for its bowling equipment business and one is used for its billiards business.

U.S. FACILITIES

Location	Function	Approximate Square Footage	Owned/ Leased
Richmond, VA	Corporate headquarters of Worldwide, Products and Centers; Products manufacturing facility for pinspotters, automatic scoring, synthetic lanes, other capital equipment and its warehouse and distribution facility	360,000	Owned
Lowville, NY	Manufacturing facility for pins and wood lanes	171,000	Owned
Bland, MO	Manufacturing facilities for billiard tables	116,900	Owned
		33,000	Leased

INTERNATIONAL FACILITIES

Location	Function	Approximate Square Footage
Emu Plains, Australia	Office	1,400
	Warehouse	10,100
Hong Kong, the People’s Republic of China	Office	300
Shanghai, the People’s Republic of China	Warehouse*	300
Levallois-Perret, France	Office **	2,200
Mainz-Kastel, Germany	Office	800
New Delhi, India	Office*	200
Yokohama, Japan	Office	3,100
	Services Center	8,900
Osaka, Japan	Office	800
Fukuoka, Japan	Office	400
Mexico City, Mexico	Office	1,300
	Warehouse	5,900
Warsaw, Poland	Office	800
Granna, Sweden	Office/Warehouse	17,200
Hemel Hempstead, United Kingdom	Office/Warehouse	10,800
Moscow, Russia	Office	600
	Warehouse	3,100
Rotterdam, the Netherlands	Office	8,000
	Warehouse	16,900

*	Planned to be closed or sublet.
**	Includes available, but currently unused, warehouse space.

At June 27, 2004, Products leased all of its international facilities.

For information concerning material liens against our owned real estate, see “Note 7. Long-Term Debt” in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Currently and from time to time, we are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive and other damages that may not be covered by insurance. In management’s opinion, the ordinary course claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, AMF Centers is a defendant in certain actions alleging violations of the federal legislation for transmission of unsolicited communications. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. In one of the actions, which was brought in Georgia state court, the court recently approved a settlement of the class action. It is not possible at this time to predict the outcome of the remaining action. AMF Centers also, from time to time, resolves claims alleging similar violations in order to avoid litigation.

Effects of Threatened European Community Tariff Increases

The Commission of the European Community increased tariffs this year on certain U.S. exports to the countries comprising the European Community (“EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (“WTO”). A substantial portion of our bowling products imported into the EC is subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increases 1% each month thereafter up to a maximum of 14%. The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO rulings. There can be no assurance that absent appropriate Congressional action, the sanctions will not have an adverse impact on our sales in the EC or margin.

Regulatory Matters

State and local governments require bowling centers to hold permits to sell alcoholic beverages, and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals). There are no unique regulations applicable to bowling center operations or bowling equipment manufacturing. Currently, and from time to time, we are subject to claims relating to the violations of such regulations.

Our operations are also subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

Currently and from time to time, we are subject to environmental and other regulatory claims. In management’s opinion, the various claims in respect of which we are currently involved, is not likely to have a material adverse impact on our financial position or results of operations.

We cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional costs. Furthermore, actions by federal, state, local and foreign governments could result in laws or regulations that could increase the cost of producing our products, or providing our services, or otherwise adversely affect the demand for our products or services.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As a result of the Merger, we are a wholly-owned indirect subsidiary of Kingpin Holdings. Kingpin Holdings is a limited liability company formed at the direction of CHS. Kingpin Holdings is owned by CHS, our chief executive officer and the Equity Investors. In connection with the Merger, we paid a dividend of $250.3 million to Kingpin Intermediate Corp. As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of our Company.

As a result of the Merger the Old Common Stock was canceled and is no longer publicly traded. All of the New Common Stock is held by Kingpin Intermediate Corp.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the fiscal periods indicated below were derived from our audited consolidated financial statements for the New Company 2004 Four Months, the Reorganized Predecessor Company 2004 Eight Months, Fiscal Year 2003, the Reorganized Predecessor Company 2002 Four Months, the Predecessor Company 2002 Two Months (as defined in “Description of Reporting Periods” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations) and each of the years in the three year period ended December 31, 2001. The data should be read in conjunction with our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report. The selected financial data for periods prior to December 31, 2001 do not reflect our emergence from Chapter 11 but instead represent our financial position and capital structure prior to the implementation of the Plan. As such, among other things, the data does not reflect the effects of the cancellation of indebtedness resulting from the Chapter 11 proceeding, our post-Plan capital structure or the application of fresh start accounting. Also, in accordance with SFAS No. 142, we wrote off our goodwill as of January 1, 2002.

Our consolidated financial statements for the year ended December 31, 2001 and two month period ended February 28, 2002 were prepared in accordance with SOP 90-7, which provides guidance for financial reporting by entities that reorganize under Chapter 11. Under SOP 90-7, the reporting entity must distinguish between transactions and events directly associated with its Chapter 11 proceeding from those stemming from the operations of its ongoing business. The net cost associated with discontinued or reorganized operations are reported in the statement of operations separately as “reorganization items, net.”

Under SOP 90-7, our reorganization value, which was established for purposes of the Plan, was allocated to our various assets in accordance with SFAS No. 141 and the liabilities were stated at their present values. The application of SOP 90-7 resulted in the write down of certain long lived assets.

In conjunction with the Merger, the fair value of assets acquired and liabilities assumed were estimated in accordance with the purchase method of accounting for the Reorganized Predecessor Company 2004 Eight Months. We have obtained a third-party valuation of certain assets, the results of which are reflected in our preliminary allocation of the purchase price.

AMF BOWLING WORLDWIDE, INC.

SELECTED FINANCIAL DATA

(In millions)	New Company	Reorganized Predecessor Company			Predecessor Company	Six Months ended June 30, 2002 (c)	Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months
							December 31,
							2001	2000	1999
Statements of Operations Data (a)(b):
Operating revenue	$219.5	$459.3	$667.6	$219.1	$122.9	$341.9	$694.9	$715.0	$732.7

Operating expenses:
Cost of good sold	59.0	93.2	135.0	46.9	20.0	66.9	154.6	173.1	177.2
Bowling center operating expenses	133.0	265.5	369.3	125.6	63.3	188.9	384.6	393.6	380.4
Selling, general and administrative expenses	18.1	47.9	42.2	15.0	8.1	23.1	52.8	57.8	64.5
Restructuring, refinancing and other charges	0.8	—	1.1	3.9	0.3	4.2	18.6	11.5	16.6
Depreciation and amortization	20.8	41.2	80.7	28.8	17.1	46.0	130.0	136.0	132.7

Total operating expenses	231.8	447.8	628.3	220.2	108.8	329.1	740.6	772.0	771.4

Operating income (loss)	(12.3)	11.5	39.3	(1.1)	14.0	12.8	(45.7)	(57.0)	(38.7)

Interest income	(0.2)	(0.5)	(0.7)	(0.5)	—	(0.6)	(1.0)	(1.4)	(1.9)
Interest expense	8.4	24.2	39.8	15.2	8.1	23.3	104.9	121.5	111.3
Loss on extinguishment of debt	—	35.3	—	—	—	—	—	—	—
Other nonoperating expenses (income)	0.2	(3.1)	(4.0)	(4.3)	0.9	(3.4)	5.9	1.6	6.7

Total nonoperating expenses, net	8.4	55.9	35.1	10.4	9.0	19.4	109.8	121.7	116.1

Income (loss) before reorganization items, net, gain on debt discharge, net, fresh start accounting adjustments, provision (benefit) for income taxes, equity in loss of joint ventures, net, and cumulative effect of change in accounting for goodwill	(20.7)	(44.4)	4.2	(11.5)	5.0	(6.6)	(155.5)	(178.7)	(154.8)

Reorganizations items expense (income), net	(0.3)	—	(0.3)	—	13.3	13.3	56.7	—	—
Gain on debt discharge, net	—	—	—	—	(774.8)	(774.8)	—	—	—
Fresh start accounting adjustments	—	—	—	—	66.0	66.0	—	—	—
Provision (benefit) for income taxes	(1.4)	3.4	1.1	4.0	1.1	5.1	4.8	2.3	27.6
Equity in loss of joint ventures, net	—	—	—	—	—	—	—	(0.5)	(18.6)
Cumulative effect of change in accounting for goodwill	—	—	—	—	(718.4)	(718.4)	—	—	—

Net income (loss)	$(19.0)	$(47.8)	$3.4	$(15.5)	$(19.0)	$(34.6)	$(217.0)	$(181.5)	$(201.0)

Net income per common share:
Basic	N/A	$(4.78)	$0.34	$(1.56)	$—	$—	$—	$—	$—
Diluted	N/A	(4.78)	0.34	(1.56)	—	—	—	—	—

AMF BOWLING WORLDWIDE, INC.

SELECTED FINANCIAL DATA

(In millions)	June 27, 2004	June 29, 2003	June 30, 2002	December 31,
				2001	2000	1999
Selected Balance sheet data:
Total assets	$502.1	$731.4	$755.5	$1,549.4	$1,726.3	$1,805.4
Goodwill	—	—	—	718.4	746.1	765.1
Working capital (d)(e)	(15.5)	(10.4)	(7.4)	(613.4)	(1,105.1)	7.1
Liabilities subject to resolution (f)	0.2	1.3	3.6	595.5	—	—
Total debt	288.8	416.5	441.1	619.5	1,136.6	1,048.6
Stockholder’s equity	111.4	211.6	200.9	229.5	453.9	641.7

(a)	Certain amounts have been reclassified to conform with current year presentation.
(b)	Certain amounts may be affected by rounding.
(c)	Six months ended June 30, 2002 is the combination of the Predecessor Company Two Months and the Reorganized Predecessor Company Four Months and is presented for comparability purposes. These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of fresh start accounting and are therefore not presented in accordance with generally accepted accounting principles.
(d)	Working capital as of December 31, 2000, includes the classification of $1,134.6 million of long-term debt as a current liability. Working capital as of December 31, 2001, includes the classification of $616.4 million of our indebtedness under the senior secured credit agreement dated May 1, 1996, as amended and restated (the “Pre-petition Credit Agreement”), in the current portion of long-term debt.
(e)	Working capital as of December 31, 2001, excludes the classification of $595.5 million of liabilities subject to resolution.
(f)	Liabilities subject to resolution refers to those claims that either were impaired under the Plan or are personal and real property tax claims. The holders of the impaired claims did not receive the full amount of their claims, but received a pro rata distribution of our Old Common Stock, Series A Warrants and Series B Warrants.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

AMF Bowling Worldwide, Inc. and subsidiaries (which may be referred to as Worldwide, the Company, we, us or our) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). In Fiscal Year 2004, Centers, the largest segment, represented 83% of consolidated revenue. In reviewing Centers, management focuses on Center revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin. To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discuss the results of Centers and Products separately.

The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding. Unless the context otherwise indicates, dollar amounts in this MD&A are in millions.

On March 20, 2002, we changed our fiscal year end from December 31 to the Sunday closest to June 30. This results in fiscal years having 52 or 53 weeks. Previously, our fiscal year ran from January 1 through December 31. We also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods.

Our Centers segment includes the operation of the U.S. and International facilities, which together operate 465 centers. Our Products segment includes the manufacture of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes.

Our operations discussed in this MD&A have been impacted by the following significant events:

Emergence from Chapter 11

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors emerged from Chapter 11. On May 18, 2004, the Bankruptcy Court entered an order closing the Chapter 11 proceeding.

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, the Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger (the “Old Common Stock”) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258.7 million. The Old Common Stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”). Kingpin Holdings is owned by Code Hennessy & Simmons IV, our chief executive officer and other equity investors (collectively, the “Equity Investors”). In connection with the Merger, the following transactions occurred:

•	We borrowed $135.0 million in term loans (the “Term Loan”) under a new senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40.0 million (the “Revolver”);

•	We repaid the remaining outstanding borrowings of $228.1 million in term loans (the “Old Term Facility”) under our former senior secured credit agreement (the “Old Credit Agreement”);

•	We issued $150.0 million of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”);

•	We completed a tender offer for all of our then outstanding 13% Senior Subordinated Notes due September 2008 of $150.0 million (the “Old Subordinated Notes”) with each holder who tendered the notes and related consents on or before the consent expiration date, receiving $1,176.58 for each $1,000.00 principal amount of the tendered notes, including a $30.00 consent payment and each holder who tendered notes and the related consents after the consent expiration date, receiving $1,146.58 for each $1,000.00 principal amount of the tendered notes. Payment for the validly tendered notes was made on February 27, 2004;

•	We received an equity investment of $135.0 million, less equity syndication costs of $1.3 million;

•	AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of ours, sold the land and related improvements of 186 owned bowling centers in the U.S. to unrelated third parties for gross proceeds of $254.0 million and AMF Centers simultaneously leased these bowling centers from the purchaser pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each (the “Sale-Leaseback Agreements”), with initial cash rental payments of $24.8 million for each of the first five years; and

•	We paid a dividend of $250.3 million to Kingpin Intermediate Corp. which was deposited with our disbursement agent for payment to Worldwide’s then common stockholders, which included $1.0 million for the benefit of unissued equity holders under Worldwide’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

Simultaneously with the Merger, all of the directors resigned and George W. Vieth, Jr. resigned as President and Chief Executive Officer. Frederick R. Hipp was elected as the sole director and the President and Chief Executive Officer.

Outlook

In Fiscal Year 2004, management spent considerable time and effort in selling the Company to our new shareholder. With the Merger, we now have an experienced and permanent chief executive officer. Going forward, management expects to focus on our core U.S. Centers and Products businesses. We will continue to explore strategic opportunities including acquisitions, divestitures and joint ventures as opportunities arise.

Consolidated Results

The results of operations of the consolidated group of companies, Centers and Products are discussed below. The business segment results are presented before intersegment eliminations since we believe this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.

Description of Reporting Periods

The following table describes the periods presented in the MD&A and in the related notes:

Period	Referred to as
Results for the New Company from March 1, 2004 through June 27, 2004	“New Company 2004 Four Months”
Results for the Reorganized Predecessor Company From June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”
Combined New Company 2004 Four Months and Reorganized Predecessor Company 2004 Eight Months	“Fiscal Year 2004” *
Results for the Reorganized Predecessor Company from July 1, 2002 through June 29, 2003	“Fiscal Year 2003”
Results for the Reorganized Predecessor Company from March 1, 2002 through June 30, 2002	“Reorganized Predecessor Company 2002 Four Months”
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Combined Reorganized Predecessor Company 2002 Four Months and Predecessor Company 2002 Two Months	“Transition Period” **
Combined Predecessor Company Six Months ended December 31, 2001 and Transition Period	“Fiscal Year 2002”
Results for the Predecessor Company from January 1 through December 31, 2001	“Fiscal Year 2001”

*	These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of purchase method accounting and are therefore not presented in accordance with generally accepted accounting principles (“GAAP”).
**	These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of fresh start accounting and are therefore not presented in accordance with GAAP.

Consolidated Group

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Operating revenue	$678.8	$667.6	$679.7

Cost of good sold	152.2	135.0	144.3
Bowling center operating expenses	398.5	369.3	378.0
Selling, general and administrative expenses	66.1	42.2	53.2
Restructuring, refinancing and other charges	0.8	1.1	9.2
Depreciation and amortization	62.0	80.7	109.5

Operating income (loss)	(0.8)	39.3	(14.5)

Interest expense, net	31.9	39.1	55.3
Loss on extinguishment of debt	35.3	—	—
Other (income) expense, net	(2.9)	(4.0)	(3.0)

Income (loss) before reorganization items, net, gain on discharge of debt, net, fresh start accounting adjustments, provision for income taxes and cumulative effect of change in accounting for goodwill	(65.1)	4.2	(66.8)
Reorganizations items, net	(0.3)	(0.3)	70.0
Gain on discharge of debt, net	—	—	(774.8)
Fresh start accounting adjustments	—	—	66.0

Income (loss) before provision for income taxes and cumulative effect of change in accounting for goodwill	(64.8)	4.5	572.0
Provision for income taxes	2.0	1.1	6.8

Income (loss) before cumulative effect of change in accounting for goodwill	(66.8)	3.4	565.2
Cumulative effect of change in accounting for goodwill	—	—	(718.4)

Net income (loss)	$(66.8)	$3.4	$(153.2)

(a)	Fiscal Years 2004 and 2002 are unaudited.

Fiscal Year 2004 compared with Fiscal Year 2003

Consolidated operating revenue was $678.8 million in Fiscal Year 2004, an increase of $11.2 million, or 1.7%, compared with Fiscal Year 2003. This increase was attributable to a $14.0 million increase in Products revenue primarily due to an increase in revenue in the Japanese and U.S. markets. This increase was partially offset by a decrease in Centers revenue of $0.1 million primarily attributable to a decrease in U.S. Centers revenue as a result of a decrease in bowling, food and beverage and Ancillary Sources due to a decrease in lineage.

Operating loss was $0.8 million in Fiscal Year 2004 compared with operating income of $39.3 million in Fiscal Year 2003, a decrease of $40.1 million. This decrease was primarily due to $36.2 million of expenses incurred in connection with the Merger. Additionally, $2.3 million of expenses were incurred in Fiscal Year 2004 related to the exploration of strategic opportunities.

Fiscal Year 2003 compared with Fiscal Year 2002

Consolidated operating revenue was $667.6 million in Fiscal Year 2003 compared with $679.7 million in Fiscal Year 2002, a decrease of $12.1 million, or 1.8%. This decrease was primarily due to a $12.9 million, or 2.2%, decline in Centers operating revenue, primarily due to the closing of 45 centers since June 2001. Constant centers operating revenue increased $4.9 million, or 0.9%. Products revenue increased $0.7 million, or 0.6%.

Our operating income was $39.3 million in Fiscal Year 2003 compared with a $14.5 million loss in Fiscal Year 2002, an increase of $53.8 million. In addition to the changes in depreciation and amortization, restructuring, refinancing and other charges discussed below, operating income in Fiscal Year 2003 increased primarily due to a $11.0 million decrease in selling, general and administrative expenses primarily attributable to charges in Products recorded in Fiscal Year 2002 of $6.8 million reflecting increased reserves for accounts receivable, the adjustment of the net carrying value of certain other assets and liabilities of $2.5 million, charges of $0.7 million for certain legal matters and reserves, a $8.7 million decrease in bowling center operating expenses primarily attributable to bowling center closings and a $9.3 million decrease in cost of goods sold. Our total decrease in operating expenses of $65.9 million, or 9.5% more than offset the $12.1 million decline in operating revenue, resulting in the $53.8 million improvement in operating income.

Restructuring, Asset Impairment, Refinancing and Special Charges

We recorded approximately $0.8 million in Fiscal Year 2004, $1.1 million in Fiscal Year 2003 and $3.5 million in Fiscal Year 2002 related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets of closed bowling centers in the U.S. Additionally, in Fiscal Year 2002 we recorded approximately $5.7 million related to restructuring certain operations.

Depreciation and Amortization

For Fiscal Year 2004 depreciation and amortization decreased $18.7 million, or 23.2%, compared with Fiscal Year 2003. This change was primarily attributable to decreased Centers depreciation as a result of certain U.S. assets acquired in 1996 becoming fully depreciated and due to center closures there are 27 fewer centers when compared with the prior year. Additionally, $2.9 million of this decrease was attributable to the impact of the Sale-Leaseback Agreements on depreciation.

For Fiscal Year 2003, depreciation and amortization decreased $28.8 million, or 26.3%, compared with Fiscal Year 2002. This was principally related to the write-off of $718.4 million of goodwill as of January 1, 2002, in accordance with our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” In addition, we wrote down long lived assets (including other intangible assets) by approximately $66.0 million in connection with the application of fresh start accounting. Under SOP 90-7, the reorganization value, which was established for purposes of the Plan, was allocated to our various assets in accordance with SFAS No. 141 “Business Combinations” and our liabilities were stated at their present values.

Interest Expense, net

Interest expense, net decreased $7.2 million, or 18.4%, in Fiscal Year 2004 compared with Fiscal Year 2003 primarily the result of lower principal amounts and interest rates under the Credit Agreement.

Interest expense, net decreased $16.2 million, or 29.3%, in Fiscal Year 2003 compared with Fiscal Year 2002. This decrease is primarily attributable to the discharge of debt under the senior secured credit agreement dated May 1, 1996, as amended and restated (the “Pre-petition Credit Agreement”), as well as the 10 7/8% Series B Senior Subordinated Notes due 2006 and the 12 1/4% Series B Senior Subordinated Notes due 2006 (the “Pre-petition Subordinated Notes”) in connection with our emergence from Chapter 11, and lower principal amounts and interest rates under the Credit Agreement and the Subordinated Notes. As of the Petition Date, the Predecessor Company did not accrue interest on its pre-petition subordinated debt. If such interest had continued to be accrued, interest expense for Fiscal Year 2002 would have been approximately $42.1 million higher than the reported amount. The indebtedness represented by the Pre-petition Subordinated Notes was materially impaired or discharged in the Chapter 11 proceeding. See “Note 7. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements and “Liquidity” and “Capital Resources” for further description of the debt.

Reorganization Items, Net

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Professional fees (b)	$—	$—	$30.1
Provision for center closing	—	—	22.4
Write-off of deferred financing costs (c)	—	—	9.1
Claims settlement (d)	—	—	4.8
Employee retention program (e)	—	—	2.4
Other	(0.3)	(0.3)	1.2

Net reorganization items expense	$(0.3)	$(0.3)	$70.0

(a)	Fiscal Years 2004 and 2002 are unaudited.
(b)	Includes amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(c)	Represented financing costs associated with amount borrowed under the Pre-petition Credit Agreement and with the issuance of the Pre-petition Subordinated Notes.
(d)	Includes amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(e)	Represented a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in the Company’s restructuring.

Provision for Income Taxes

We had net operating losses of approximately $96.0 million in Fiscal Year 2004, $37.6 million in Fiscal Year 2003 and $30.1 million in Fiscal Year 2002. The net operating losses will begin to expire in 2022. We have a valuation reserve as of June 27, 2004, totaling $216.6 million against the deferred tax asset related to net operating losses and future deductible temporary items on which management believes we will not realize the benefits based on the “more likely than not” criteria of SFAS No. 109 “Accounting for Income Taxes.” The tax provision recorded for Fiscal Year 2004 primarily relates to certain state, local and foreign taxes.

Net Income (Loss)

Net loss in Fiscal Year 2004 was $66.8 million compared with net income of $3.4 million in Fiscal Year 2003. This decrease was primarily attributable to costs totaling $36.2 million incurred in Fiscal Year 2004 related to the Merger, as well as a loss on the extinguishment of debt of $26.5 million in prepayment penalties and the write-off of $8.8 million in deferred financing costs related to the tender of the Old Subordinated Notes. Additionally, we incurred a charge of $0.6 million related to severance for the former chief executive officer. These increases were partially offset by the decrease in depreciation and amortization discussed above.

Net income in Fiscal Year 2003 was $3.4 million compared with a net loss of $153.2 million in Fiscal Year 2002. In Fiscal Year 2002, we incurred certain charges of $15.1 million within Products, which included $6.8 million related to increased reserves for accounts receivable, $5.1 million for increased reserves related to excess inventory, $2.5 million to adjust the net carrying value of certain assets and liabilities, $0.7 million related to legal matters and claims in Germany and an increase in the reserve for expenses involving a former employee. In addition to the changes in operating income (loss) discussed above, charges were recorded in Fiscal Year 2002 as follows:

(In millions)
Change in accounting for goodwill	$(718.4)
Gain on debt discharge, net	774.8
Reorganization items, net	(70.0)
Fresh start accounting adjustments	(66.0)

Total	$(79.6)

Performance by Business Segment

Centers

Centers results reflect worldwide bowling centers operations. To facilitate a meaningful comparison, the constant center results reflect 463 centers (369 U.S. Centers and 94 International Centers) that have been in operation two full fiscal years as of June 27, 2004.

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Centers (b):
Operating revenue	$560.9	$561.0	$573.9

Cost of goods sold	60.7	54.4	57.3
Bowling center operating expenses	399.8	370.2	378.7
Restructuring, refinancing and other charges	0.8	1.1	4.1
Depreciation and amortization	54.8	74.3	94.1

Operating income	$44.8	$61.0	$39.7

Selected data:
Number of centers, end of period	465	475	490
Number of lanes, end of period	16,674	17,000	17,428

(a)	Fiscal Years 2004 and 2002 are unaudited.
(b)	Before intersegment eliminations.

The three principal sources of revenue and the percentage of each to total revenue is presented below:

	Fiscal Year
	2004	2003	2002
Revenue:
Bowling	58.2%	58.6%	58.5%
Food and beverage	27.7%	27.4%	27.4%
Ancillary sources	14.1%	14.0%	14.1%

Fiscal Year 2004 compared with Fiscal Year 2003

Centers operating revenue decreased $0.1 million compared with the prior year. U.S. constant center revenue decreased $5.1 million, or 1.2%, primarily the result of a decrease in lineage. Also contributing to this decrease is a decline in revenue of $10.9 million attributable to the closure of 27 bowling centers since June 30, 2002. These decreases were partially offset by an increase in international constant center revenue of $15.4 million, or 15.0%, primarily attributable to a favorable foreign exchange rate variance of $13.8 million. In addition, new center revenue increased $0.5 million.

Bowling center operating expenses increased $29.6 million, or 8.0%, of which approximately $13.1 million were costs incurred in connection with the Merger. Additionally, U.S. constant center operating expense increased $17.2 million, or 6.4% primarily attributable to increased payroll and $10.0 million of additional rent expense associated with the Sale-Leaseback Agreements. International constant center expenses increased $11.3 million, or 18.4%, primarily attributable to an unfavorable foreign exchange rate variance of $9.7 million, and increases in payroll expense and marketing efforts. These increases were partially offset by a decrease in operating expenses as a result of closed centers of $9.0 million. Additionally, U.S. Centers recognized $1.5 million related to gains on casualty losses and $0.7 million related to gains on disposals of fixed assets, while International Centers recognized $2.2 million related to gains on disposals of fixed assets. Severance for the former U.S. Centers chief operating officer totaling approximately $0.3 million is included within payroll. Additionally, U.S. Centers also includes a charge totaling $0.6 million related to actions alleging violations of federal legislation involving unsolicited communications. As a percentage of revenue, operating expenses were 71.3% in Fiscal Year 2004 and 66.0% in Fiscal Year 2003.

Depreciation and amortization decreased $19.5 million, or 26.2%, primarily attributable to a decrease in U.S. Centers depreciation expense as machinery and equipment acquired in 1996 became fully depreciated and due to center closures there are 27 less centers when compared with the prior fiscal year. Additionally, $2.9 million of the decrease was due to the impact of the Sale-Leaseback Agreements on depreciation.

Operating income decreased $16.2 million, or 26.6%, versus Fiscal Year 2003 primarily due to the increase in operating expenses partially offset by the decrease in depreciation and amortization. In Fiscal Year 2004, Centers incurred a $6.3 million increase in cost of sales in conjunction with the application of purchase method accounting. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $0.8 million and $1.1 million, in Fiscal Year 2004 and 2003, respectively.

Fiscal Year 2003 compared with Fiscal Year 2002

Centers operating revenue decreased $12.9 million, or 2.2%, compared with the prior year, of which $18.9 million was attributable to the closure of 45 bowling centers since June 30, 2001. Constant center revenue was up $4.9 million, or 0.9%. U.S. constant centers revenue decreased $0.9 million, or 0.2%. Decreases in lineage were partially offset by an increase in the U.S. constant centers “average price per game.” International constant centers revenue increased approximately $5.8 million, or 5.9%, primarily attributable to a favorable foreign exchange rate variance of $9.1 million, partially offset by a decline in lineage.

Bowling center operating expenses decreased $8.5 million, or 2.2%, primarily a result of center closings ($16.7 million). Constant centers operating expenses increased $7.4 million, or 2.2%. U.S. constant centers increased $1.6 million, or 0.6%, while international constant centers increased $5.8 million, or 10.3%. The U.S. constant centers increase was attributable to an increase of $2.3 million in insurance, taxes and licenses expense and $1.1 million associated with potential lease closure costs, partially offset by a decrease in advertising and maintenance expenses of $1.1 million and $0.7 million, respectively. U.S. Centers also includes a charge totaling $1.3 million related to one action alleging violations of federal legislation involving unsolicited communications. International constant center operating expenses were impacted by an unfavorable foreign exchange rate variance of $5.4 million and $0.2 million associated with potential lease closure costs. As a percentage of revenue, operating expenses were 66.0% in Fiscal Year 2003 and Fiscal Year 2002.

Depreciation and amortization decreased $19.8 million, or 21.0%, primarily due to the write-off of $268.6 million of goodwill as of January 1, 2002 in accordance with our adoption of SFAS No. 142. In connection with the Chapter 11 proceeding, we wrote down $76.4 million of long lived assets. In addition, center closures contributed to the reduction in deprecation expense.

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

Products

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Products (b):
Operating revenue	$138.0	$124.0	$123.3
Cost of goods sold	110.1	97.0	103.1

Gross profit	27.9	27.0	20.2

Selling, general and administrative charges	22.2	23.0	33.9
Restructuring, refinancing and other charges	—	—	5.2
Depreciation and amortization	6.1	5.8	15.5

Operating loss	$(0.4)	$(1.8)	$(34.4)

Selected data:
Gross profit margin	20.2%	21.8%	16.4%

(a)	Fiscal Years 2004 and 2002 are unaudited.
(b)	Before intersegment eliminations.

Fiscal Year 2004 compared with Fiscal Year 2003

Products operating revenue increased $14.0 million, or 11.3%. The increase in the NCP market had a favorable impact on results. During Fiscal Year 2004, Products recorded NCP shipments of 918 units compared with 877 units in Fiscal Year 2003. Revenue in Japan increased $7.4 million as a result of increased demand in the Japanese market. Additionally, revenue increased $4.8 million in the U.S. as a result of stronger demand and a new product introduction. Revenue also increased in Europe by $1.3 million, primarily the result of increased volume as well as favorable exchange rate variances.

Gross profit increased by $0.9 million, or 3.3%. The gross profit margin was 20.2% in Fiscal Year 2004 compared with 21.8% in Fiscal Year 2003. The decreased margin was primarily attributable to a $2.3 million increase in cost of sales in conjunction with the application of purchase method accounting.

Products selling, general and administrative expenses decreased $0.8 million, or 3.5%, compared with Fiscal Year 2003. This decrease is primarily attributable to a decrease in bad debt expenses.

Depreciation and amortization increased $0.3 million, or 5.2%, primarily due to adjustments made as a result of the application of purchase method accounting.

Operating loss for Fiscal Year 2004 was $0.4 million compared with an operating loss of $1.8 million in Fiscal Year 2003. The decrease in the operating loss is primarily attributable to the increase in revenue as discussed above which was partially offset by the cost of sales adjustment of $2.3 million.

Fiscal Year 2003 compared with Fiscal Year 2002

Products operating revenue increased $0.7 million, or 0.6%. The increase in the NCP market had a favorable impact on results. During Fiscal Year 2003, Products recorded NCP shipments of 877 units compared with 765 units in Fiscal Year 2002. The European region reflected an increase in revenue of $5.2 million, partially offset by decreased sales of modernization equipment in the U.S.

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

Depreciation and amortization decreased $9.7 million, or 62.6%, primarily due to the write-off of $449.8 million of goodwill as of January 1, 2002 in accordance with our adoption of SFAS No. 142.

Operating loss for Fiscal Year 2003 was $1.8 million compared with a loss of $34.4 million in Fiscal Year 2002. In addition to the impact of the charges discussed above, the prior year also included non-recurring charges of $4.9 million for increased reserves related to excess inventory and $0.3 million related to asset impairment charges.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

In connection with the Merger, as of February 27, 2004, we entered into the Credit Agreement that consisted of a $135.0 million Term Loan maturing in August 2009 and a $40.0 million Revolver maturing in February 2009.

We generally rely on cash flow from operations and borrowings under our $40.0 million Revolver to fund our liquidity and capital expenditure needs. Our ability to repay our indebtedness will depend on future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings available or capacity under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of June 27, 2004.

Liquidity

Fiscal Year 2004 compared with Fiscal Year 2003

As of June 27, 2004, working capital deficit was $15.5 million compared with a working capital deficit of $10.4 million at June 29, 2003, an increase in the deficit of $5.1 million. This change was primarily attributable to a decrease in cash due to expenses incurred in connection with the Merger, partially offset by a decrease in the current portion of long-term debt outstanding as a result of the Merger.

Fiscal Year 2003 compared with Fiscal Year 2002

As of June 29, 2003, working capital was a deficit of $10.4 million compared with a working capital deficit of $7.4 million at June 30, 2002, a decrease of $3.0 million. The decrease in working capital at June 29, 2003 compared with June 29, 2002, was primarily attributable to an increase of $23.9 million in the current portion of long-term debt and decreases of $3.1 million in receivables and $4.9 million in inventory. This decrease in working capital was offset by an increase in working capital attributable to an increase of $22.1 million in cash and a decrease of $7.1 million in accounts payable and accrued expenses.

Operating Cash Flow

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Cash flows from operating activities:
Before changes in assets and liabilities	$10.1	$87.2	$15.0
Working capital	(15.5)	(10.4)	(7.4)
Other changes	17.0	14.5	67.2

Total	$11.6	$91.3	$74.8

(a)	Fiscal Years 2004 and 2002 are unaudited.

Net cash provided by operating activities was $11.6 million in Fiscal Year 2004 compared with $91.3 million in Fiscal Year 2003, a decrease of $79.7 million. This decrease is primarily the result of decreased operating net income of $70.2 million, decreased depreciation and amortization expense of $18.7 million and a $5.5 million increase in the gain on the sale of property and equipment. These decreases were partially offset by increases in cash flow as a result of the Merger, write-off of $8.8 million in deferred financing costs and non-cash purchase method accounting adjustments of $8.7 million.

Net cash provided from operating activities was $91.3 million in Fiscal Year 2003 compared with $74.8 million in Fiscal Year 2002, an increase of $16.5 million. The increase primarily resulted from an increase in cash generated by working capital in Fiscal Year 2003 and an improvement in operating performance primarily through the reduction of operating expenses.

Investing

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Cash flows from investing activities:
Purchases of property and equipment	$(48.1)	$(38.9)	$(47.8)
Proceeds from the sale of property and equipment	9.4	1.3	1.1
Proceeds from the Sale-Leaseback Agreements	254.0	—	—
Other	—	0.1	—

Total	$215.3	$(37.5)	$(46.7)

(a)	Fiscal Years 2004 and 2002 are unaudited.

Net cash provided by investing activities was $215.3 million in Fiscal Year 2004 compared with net cash used in investing activities of $37.5 million in Fiscal Year 2003. In Fiscal Year 2004, we received proceeds of $254.0 million related to the Sale-Leaseback Agreements in connection with the Merger. Additionally, we received $9.4 million related to proceeds from the sale of property and equipment in Fiscal Year 2004 compared with $1.2 million in Fiscal Year 2003. These increases in cash flows were partially offset by an increase in Centers expenditures, primarily related to capital improvements and an investment in a new point-of-sale system for U.S. Centers.

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

Financing

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(127.2)	$(25.8)	$1.3
Payments under capital lease obligations	(0.5)	(0.2)	—
Deferred financing costs	(22.0)	—	(12.3)
Dividends paid	(250.3)	—	—
Equity investment	133.7	—	—
Other	(0.9)	—	—

Total	$(267.2)	$(26.0)	$(11.0)

(a)	Fiscal Years 2004 and 2002 are unaudited.

Net cash used in financing activities was $267.2 million in Fiscal Year 2004 compared with net cash used in financing activities of $26.0 million in Fiscal Year 2003. This increase is primarily the result of the satisfaction of the Old Subordinated Notes and the Old Credit Agreement. Additionally, we paid dividends of $250.3 million in connection with the Merger. We also received a net equity investment of $133.7 million from the Equity Investors in connection with the Merger.

Net cash used in financing activities was $26.0 million in Fiscal Year 2003 compared with $11.0 million in Fiscal Year 2002, an increase of $15.0 million. Payments of long-term debt and capital lease obligations exceeded proceeds by $26.0 million.

As a result of the aforementioned, cash decreased by $44.6 million in Fiscal Year 2004 compared with an increase of $22.1 million in Fiscal Year 2003.

Capital Resources

The following table shows our debt balance at June 27, 2004 and June 29, 2003:

	New Company	Reorganized Predecessor Company
(In millions)	June 27, 2004	June 29, 2003
Term Loan	$135.0	$—
Old Term Facility	—	262.2
Subordinated Notes, 10%, due 2010	150.0	—
Old Subordinated Notes, 13%, due 2008	—	150.0
Revolver	—	—
Mortgage note and capitalized leases	3.8	4.3

Total debt	$288.8	$416.5

As of June 27, 2004, we had approximately $21.9 million available for borrowing under the Revolver, with no amounts outstanding and approximately $18.1 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. On September 10, 2004, we made a $0.3 million repayment required due to certain asset sale proceeds which is not reflected in the Consolidated Balance Sheet at June 27, 2004.

During Fiscal Year 2004, we funded our obligations primarily through cash flows from operations and borrowings under the Revolver. We made cash interest payments of $32.5 million and paid $26.5 million in prepayment penalties on the Old Subordinated Notes.

For Fiscal Year 2003, we calculated a mandatory prepayment on the Old Term Facility of $24.4 million based on consolidated excess cash flow, $23.3 million of which was paid and applied to the Old Term Facility on August 28, 2003. The remaining $1.1 million was paid on October 8, 2003 upon expiration of a Eurodollar loan contract. The prepayments reduced the remaining scheduled principal payments on a pro rata basis.

During Fiscal Year 2002, we did not accrue approximately $42.1 million of interest under our Pre-petition Subordinated Notes, which were discharged under the Plan.

The table below includes certain significant contractual obligations June 27, 2004. This table should be read in conjunction with “Note 7. Long Term Debt” and “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

		Payments due by period
(In millions)	Total	2005	2006	2007	2008	2009	After
Long-term debt obligations	$287.0	$1.7	$1.4	$1.4	$1.0	$1.4	$280.1
Capital lease obligations	1.8	0.6	0.7	0.4	0.1	—	—
Operating lease obligations	811.1	53.1	51.9	50.2	45.9	43.2	566.8
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities (a)	13.3	2.0	2.0	2.0	2.0	2.0	3.3

Total	$1,113.2	$57.4	$56.0	$54.0	$49.0	$46.6	$850.2

(a)	Other long-term liabilities represent annual payments to be made to CHS in accordance with the management agreement we entered into following the Merger.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

During Fiscal Year 2004, we sold the land and buildings associated with six bowling centers in the U.S. for net proceeds of $3.1 million and losses of $1.4 million, of which $0.8 million was reserved and excess real estate and equipment in the U.S. for net proceeds of $1.3 million and gains of the same amount. We also sold the land and building associated with two bowling centers in Australia for net proceeds of $4.0 million and a gain of $2.1 million.

In Australia, we have actively reviewed our portfolio of real estate and undertaken a program to sell land and buildings of bowling centers where we believe the real estate values exceed the value of the businesses. In this process, in Fiscal Year 2005, we have completed the sale of the land and buildings associated with four bowling centers for net cash proceeds of approximately $8.9 million, signed a contract of sale for the land and building of one bowling center and are marketing the land and buildings associated with four bowling centers. In certain cases, we have leased back these Australian bowling centers from the purchasers under terms that range from six months to five years.

In addition, in Fiscal Year 2005, we sold a U.S. bowling center for net proceeds of $1.5 million and terminated our license with the City of Paris, France to operate a bowling center for gross consideration of $4.5 million including indemnification in connection with the termination of employees.

Capital Expenditures

	Fiscal Year
(In millions)	2004 (a)	2003	2002 (a)
Centers	$43.8	$34.5	$42.3
Products	2.1	2.1	3.6
Corporate	2.2	2.3	1.9

Total	$48.1	$38.9	$47.8

(a)	Fiscal Years 2004 and 2002 are unaudited.

Capital expenditures increased $9.2 million in Fiscal Year 2004 compared to Fiscal Year 2003 primarily due to increased Centers expenditures, related to capital improvements targeted to enhance the appearance of our bowling centers to our customers and an investment in a new point-of-sale system for U.S. Centers. Capital expenditures are funded from cash generated from operations. We currently expect to have between $48 million and $51 million in capital expenditures in Fiscal Year 2005. Maintenance capital expenditures during Fiscal Year 2005 are expected to be consistent with prior years.

Capital expenditures were $38.9 million in Fiscal Year 2003 compared with $47.8 million in Fiscal Year 2002, a decrease of $8.9 million. This decrease is primarily due to decreased Centers expenditures, primarily related to capital improvements of $7.6 million as a result of reduced levels of planned spending and a reduction in the total number of bowling centers. In addition, Products expenditures decreased $1.5 million, of which $1.0 million related to the development of new scoring products and an upgrade to the billiards plant in Fiscal Year 2002.

Seasonality and Market Development Cycles

U.S. Centers constant center revenue for the four quarters of Fiscal Year 2004 and the percentage of the total for each of the four quarters are shown below:

	Quarter ended
(In millions)	September 28, 2003	December 28, 2003	March 28, 2004	June 27, 2004
Total Revenue	$89.3	$116.6	$140.3	$88.9
% of total	21%	27%	32%	20%

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

Off-Balance Sheet Arrangements

See “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of our lease commitments, including our commitments under the Sale-Leaseback Agreement. We use these off-balance sheet arrangements to lower our cost of financings.

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from International Centers.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during Fiscal Year 2004, Fiscal Year 2003 or Fiscal Year 2002.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46R (revised December 2003) “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46 “Consolidation of Variable Interest Entities,” which was issued in January 2003. The application of this interpretation did not have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The new disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and interim-period disclosures are effective for interim periods beginning after December 15, 2003. The statement also requires disclosures of information about foreign plans and estimated future benefit payments effective for fiscal years ending after June 15, 2004. The adoption of this statement did not have a material effect on our results of operations or financial condition or material impact on our disclosures about pension and other postretirement benefits.

On June 30, 2003, we adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides a model for use, in the context of a multiple deliverable arrangement, in determining how the arrangement consideration should be measured. The guidance in this EITF is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

Critical Accounting Policies

Our significant accounting policies are summarized in “Note 3. Significant Accounting Policies” in the Notes to Consolidated Financial Statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the Board of Directors.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. As a result, we have closed certain individual center locations with some regularity. Recoverability of assets that will continue to be used in operations is measured by comparing the carrying amount of the asset to the related total future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

Inventory Obsolescence

As we monitor working capital (defined as current assets minus current liabilities), net inventory represents nearly one third of our current assets. Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

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

Self Insurance, Litigation and Claims

We self-insure certain risks up to established limits, including general and product liability exposures, workers compensation, health care coverage, and property damage. Other risks, such as litigation and claims relating to contractual disputes and employment issues, may not be covered by insurance. The reserves related to such self-insurance programs and to such other risks are determined based on estimates of future settlements and costs of known and anticipated claims as well as on forces impacting the current economic environment. In the case of matters in litigation or involving threatened litigation, legal advice on our potential liability and the potential for the award of damages is considered in making any estimate. We maintain systems to track and monitor these risks. If actual results were to vary materially from the assumptions, management would review the reserve and make any appropriate adjustment. We evaluate the adequacy of these reserves on a regular basis, modifying, as necessary, our assumptions, updating our records of historical experience and adjusting reserves as appropriate.

Deferred Tax Assets

As of June 27, 2004, we had approximately $219.5 million of gross deferred tax assets on our consolidated balance sheet. See “Note 10 Income Taxes” in the Notes to Consolidated Financial Statements for more information. Management periodically reviews its gross deferred tax assets to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of SFAS No.109, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical and expected future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of a majority of our deferred tax assets. Therefore, a valuation reserve has been set up for the amount of $216.6 million against the deferred tax asset. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of our operations, including but not limited to:

•	any statements concerning:

•	the results of operations of our businesses;

•	the results of our initiatives to improve our bowling centers operations and our business of manufacturing and selling bowling equipment;

•	the amounts of capital expenditures needed to maintain or improve our bowling centers;

•	our ability to comply with the financial covenants in our financing facilities and generate cash flow to service our indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this report that are not historical facts.

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the continued decline in lineage and our difficulty in increasing lineage;

•	the seasonality of and effect of unusual weather on bowling center operations;

•	the continued price pressure from the growth of lower cost, lower quality bowling products and readily available, low cost used equipment;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	fluctuations in foreign currency exchange rates;

•	the impact of potential retaliatory duties imposed on our products business by other countries;

•	the effect of our prior bankruptcy;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

The foregoing review should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this report. We undertake no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and through the use of interest rate cap agreements. At June 27, 2004, no interest rate cap agreements were outstanding. There are no other derivative instruments outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate.

As with other U.S.-based exporters, local currency devaluations increase the cost of our bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins. Foreign currency exchange rates also impact the translation of operating results from the international bowling centers.

We have not hedged against fluctuations in our investment in foreign operations.

From time to time we use interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While we are exposed to credit risk in the event of non-performance by the counterparties to the interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes.

The following table provides information about our fixed and variable-rate debt at June 27, 2004, weighted average interest rates and respective maturity dates.

(Dollar in millions)	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2010	$150.0	10.00%	—	—
August 27, 2009	—	—	$135.0	4.13%

The fair value of the Term Loan and the Subordinated Notes at June 27, 2004 was $135.0 million and $153.8 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

In conjunction with the Merger, each member of the Board of Directors resigned and Mr. Frederick R. Hipp, was elected as the sole director and President and Chief Executive Officer of Worldwide.

Our Board of Directors does not have an Audit Committee or Compensation Committee. The Board of Directors of Kingpin Holdings, our parent company, has an Audit Committee and Compensation Committee that oversee our activities. The Kingpin Holdings Audit Committee has at least one Board member who is independent and is an audit committee financial expert.

We have adopted a general code of ethics applicable to all of our officers, directors and employees. We are currently drafting a Code of Ethics for our chief executive officer, chief financial officer and other employees responsible for the preparation of our financial statements.

Executive Officers

The following table sets forth information concerning the executive officers as of September 1, 2004.

Name	Age	Position
Frederick R. Hipp	53	President and Chief Executive Officer
John B. Walker	48	President and Chief Operating Officer, Products
Christopher F. Caesar	39	Senior Vice President, Chief Financial Officer and Treasurer

Frederick R. Hipp was named President and Chief Executive Officer of Worldwide on February 27, 2004. Mr. Hipp has over 30 years experience in the service industry, most recently as President, Chief Executive Officer and a director of California Pizza Kitchen, Inc. from 1998 through 2003. From 1985 through 1998, Mr. Hipp was President and Chief Executive Officer of Gilbert/Robinson, Inc., a restaurant services company which operated restaurants such as Houlihan’s, Darryl’s and Bristol’s Seafood Grill.

John B. Walker was named interim President and Chief Operating Officer of Products on January 31, 2003, and was elected President and Chief Operating Officer of Products on April 8, 2003. Mr. Walker came to Products in 1998 to run our consumer products business. He became the Vice President of North American Sales and was promoted to Senior Vice President, Global Sales and Service in 2001. Prior to joining us, he was Executive Vice President for Crestar Investment Group.

Christopher F. Caesar has been Senior Vice President, Chief Financial Officer and Treasurer since September 2001. He had been Vice President and Treasurer of Worldwide since returning to us in February 1999. He joined us in 1996 as Director of Financial Planning and Investor Relations and in July 1998, he resigned. From July 1998 to January 1999, he was Vice President of Corporate Strategy for Danka Business Systems, PLC, a business systems provider.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the year ended June 27, 2004, for the year ended June 29, 2003, for the Transition Period and for the year ended December 31, 2001, compensation for the chief executive officer, each of the other most highly compensated executive officers who were serving as executive officers at June 27, 2004, and our former Interim President and Chief Executive Officer (the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Awards (a)
Name & Principal Position	Period (b)	Salary ($)	Bonus ($) (c)	Other Annual Compensation ($) (d)	Securities Underlying Stock Options (#)	All Other Compensation ($)
Frederick R. Hipp President and Chief Executive Officer (e)	2004	242,308	—	—	—	—

George W. Vieth, Jr. (f) Interim President and Chief Executive Officer	2004 2003	270,578 196,539	441,973 275,000	— —	— 130,000	1,095,300 —	(g)

Christopher F. Caesar Senior Vice President, Chief Financial Officer and Treasurer	2004 2003 2002 2001	232,043 218,269 100,000 154,164	75,000 21,900 121,900 187,876	— — 6,682 6,456	— — 50,000 —	528,500 2,423 8,250 8,734	(h)

Timothy N. Scott (i) Senior Vice President, Marketing	2004 2003 2002 2001	228,575 223,001 109,907 215,381	— 11,150 92,556 202,830	— — 6,682 6,456	— — 50,000 —	113,500 — 8,250 9,226	(h)

John B. Walker President and Chief Operating Officer-Products	2004 2003	236,253 209,615	33,750 20,500	— —	— —	293,180 —	(h)

(a)	Options relate to the Old Common Stock, which was canceled in the Merger. There are no restricted stock awards or options with respect to the New Common Stock.
(b)	For 2004, represents the year ended June 27, 2004. For 2003, represents the year ended June 29, 2003. For 2002, represents the Transition Period. For 2001, represents year ended December 31.
(c)	With respect to Named Executive Officers, includes annual bonus paid as well as (1) cash payments in 2001 in lieu of stock option grants as follows: $27,062 to Mr. Caesar and $42,152 to Mr. Scott, and (2) retention bonus payments as follows: to Mr. Caesar, $71,172 in 2001 and $100,000 in 2002; and to Mr. Scott, $81,406 in both 2001 and 2002.
(d)	Represents amounts paid to reimburse executives for the taxes payable on matching contributions made by us under a variable annuity matching plan.
(e)	Mr. Hipp’s annualized salary is $600,000.
(f)	Mr. Vieth was named Interim President and CEO on December 6, 2002. He resigned from these positions on February 27, 2004 in conjunction with the Merger. His annualized rate of salary for 2003 was $350,000.
(g)	Represents an agreement extension bonus of $100,000 paid on December 31, 2003; $495,300 received for vested options cashed out in connection with the Merger and a merger bonus of $600,000.
(h)	For Fiscal Year 2004, all other compensation includes (1) a merger bonus as follows: $465,000 to Mr. Caesar, $50,000 to Mr. Scott and $250,000 to Mr. Walker, and (2) amounts received for vested options cashed out in connection with the Merger as follows: $63,500 to Mr. Caesar, $63,500 to Mr. Scott and $43,180 to Mr. Walker. For 2003, represents contributions made by us under a variable annuity matching plan of $2,243 for Mr. Caesar. For the Transition Period, represents contributions made by us under a variable annuity matching plan of $8,250 each for Mr. Scott and Mr. Caesar.
(i)	Mr. Scott’s employment terminated on July 6, 2004.

Option Grants During the Fiscal Year Ended June 27, 2004

In connection with the Merger, each former shareholder received $25.00 cash for each share of the Old Common Stock and all shares of Worldwide were canceled.

Additionally, each outstanding and unexercised stock option was canceled. The holders of these stock options received consideration in the amount of the difference between the stock option price and $25.00 multiplied by the number of shares subject to the vested portion of the option. No stock options or stock appreciation rights were either granted or exercised during Fiscal Year 2004.

Employment Agreements

Upon the closing of the Merger, Mr. Frederick R. Hipp, formerly President and Chief Executive Officer of California Pizza Kitchen, became President and Chief Executive Officer of Worldwide. Worldwide entered into an employment agreement with Mr. Hipp dated February 27, 2004. Mr. Hipp’s employment agreement contains the following terms, among others: (i) $600,000 base salary per annum; (ii) a performance bonus up to 100% of base salary upon satisfaction of certain financial targets and other performance objectives to be established by the board of managers of Kingpin Holdings; (iii) a severance package providing for 12 months salary and benefits and a pro-rated bonus, upon termination of Mr. Hipp without cause or resignation for good reason; and (iv) confidentiality, non-competition and non-solicitation agreements made by Mr. Hipp.

Mr. George Vieth was named Interim President and Chief operating Officer on December 6, 2002 and entered into an employment agreement with Worldwide effective as of that date. The initial agreement, which expired on December 31, 2003, was extended until January 31, 2004. In consideration of such extension, Mr. Vieth was paid a bonus of $100,000 on December 31, 2003. Mr. Vieth’s annual base salary under this agreement was $350,000. In addition, he received a retention bonus of $275,000 on March 31, 2003.

Under his employment agreement, Mr. Vieth was also granted stock options to purchase 100,000 shares of Old Common Stock at an exercise price equal to $21.19 per share. These options vested on December 6, 2003. Under certain conditions, Mr. Vieth had the right under the agreement to return any of his options and to receive $2.00 per option from Worldwide. If there was a change in control within nine months of December 1, 2003, Mr. Vieth was entitled to a bonus equal to the product of 100,000 multiplied by the difference between the per share consideration contemplated in the Merger and $30.00. Mr. Vieth’s employment agreement was amended as of January 31, 2004. The amendment provided that (i) if the Merger was consummated on or before June 27, 2004, Mr. Vieth was entitled to a cash bonus of $100,000, (ii) if the Merger was consummated on or before June 27, 2004, Mr. Vieth has the opportunity to earn a performance bonus of up to $100,000 based on our performance during the three-month period ending February 29, 2004, (iii) if his employment was terminated without cause after the consummation of the Merger, Mr. Vieth agreed to provide us with consulting services for fifty-two weeks for an annual retainer of $130,000 and (iv) upon the termination of his employment, Mr. Vieth would receive $412,500 (less the $130,000 consulting retainer, if applicable) for a noncompetition agreement. Mr. Vieth’s employment ended on February 27, 2004.

Severance Plan

In May 2001, we adopted the AMF Senior Manager Severance Plan. This plan provides severance benefits to our senior managers who are terminated without cause or who resign with good reason. Under this plan, Mr. Caesar and Mr. Walker would be entitled to salary continuation for 12 months, a cash payment or continuation under welfare benefit plans for 12 months, and a pro-rata payment of any incentive bonus compensation. Mr. Scott, whose employment ended on July 6, 2004, is presently receiving benefits under this plan.

Change of Control Bonuses

In May 2003, we delivered management retention letters to Mr. Caesar, Mr. Walker and Mr. Scott. Under these letters, Mr. Caesar, Mr. Walker and Mr. Scott received $400,000, $150,000 and $50,000, respectively, with 50% paid on February 27, 2004 and 50% paid on May 27, 2004. Management retention letters were also delivered to other employees, which in total provided for $3 million in change of control payments (including the payments to Mr. Caesar, Mr. Walker and Mr. Scott and a $598,000 pool payable at the discretion of our then existing board of directors). Mr. Caesar and Mr. Walker received an additional $65,000 and $100,000, respectively, out of the pool.

Compensation of Directors

As a result of the Merger, all the directors of Worldwide resigned and Mr. Hipp was elected as the sole director. Mr. Hipp does not receive any compensation for serving as the sole director.

The compensation arrangements for our President and Chief Executive Officer were established pursuant to the terms of an employment agreement between us and our President and Chief Executive Officer. The terms of the employment agreement were established pursuant to arms-length negotiations between a representative of the Equity Investors and our President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Worldwide is a wholly-owned subsidiary of Kingpin Intermediate Corp., which is a wholly-owned subsidiary of Kingpin Holdings. Kingpin Holdings is a limited liability company formed at the direction of CHS for the purpose of effecting the Merger. In connection with the Merger, CHS IV, Mr. Hipp and the Equity Investors purchased membership interests of Kingpin Holdings. CHS IV and its investors own approximately 97.8% of Kingpin Holdings’ membership interests. The address for CHS IV is Code Hennessy & Simmons LLC, 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606. Mr. Hipp owns approximately 2.2% of Kingpin Holdings’ membership interests. The address for Mr. Hipp is c/o AMF Bowling Worldwide, Inc., 8100 AMF Drive, Richmond, Virginia 23111.

Equity Compensation Plan Information as of June 27, 2004

In connection with the Merger, each shareholder received $25.00 in cash for each share of Old Common Stock. There is no New Common Stock authorized for issuance as of June 27, 2004 under any equity compensation plan.

Additionally, each outstanding and unexercised stock option was canceled. The holders of these stock options received consideration in the amount of the difference between the stock option price and $25.00 multiplied by the number of shares subject to the vested portion of the option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Arrangements

In connection with the Merger, CHS IV and the Equity Investors purchased membership interests of Kingpin Holdings. Holders of such membership interests entered into a limited liability company agreement, a stockholders agreement, a registration agreement and a securities purchase agreement with Kingpin Holdings. CHS IV may decide to sell a portion of Kingpin Holdings’ equity subsequent to the consummation of the Merger, in which case the purchasers of that equity would become parties to the limited liability company agreement, the stockholders agreement, the registration rights agreement and a securities purchase agreement, as discussed below.

Limited Liability Company Agreement

Kingpin Holdings entered into a limited liability company agreement with the Equity Investors. Under this agreement, the holders of Kingpin Holdings’ equity agreed on a board of managers, which initially included Frederick R. Hipp and certain other CHS designees. The limited liability company agreement also contains provisions governing, among other things, the general rights and obligations of managers and equityholders, indemnification of managers and officers, allocation of profits and losses to the equityholders, transfers of equity interests, and dissolution, liquidation and valuation of the equity interests.

Stockholders Agreement

Kingpin Holdings entered into a stockholders agreement with the Equity Investors. The stockholders agreement provides for rights of first refusal, tag along rights, drag along rights, preemptive rights, transfer restrictions and other rights and obligations customarily included in such agreements.

Registration Agreement

Kingpin Holdings also entered into a registration agreement with the Equity Investors. Under the registration agreement, holders of Kingpin Holdings’ equity have the right to require Kingpin Holdings to register the sale of such equity to the public under applicable SEC rules under certain circumstances.

Securities Purchase Agreements

The purchasers of equity interests in Kingpin Holdings, other than Mr. Hipp, entered into a securities purchase agreement (the “Investor Purchase Agreement”). Under the Investor Purchase Agreement, the purchasers of equity interests made representations and warranties to Kingpin Holdings regarding their status as investors and the nature and purpose of their investment. The Investor Purchase Agreement also contains covenants which provide for (i) the delivery to the purchasers of certain consolidated financial reports of Kingpin Holdings and its subsidiaries and (ii) approval by CHS of significant corporate actions such as the payment of dividends, issuances and redemptions of Kingpin Holdings’ equity interests, significant acquisitions or dispositions of assets, fundamental changes in business activities, change of control transactions, affiliate transactions, incurrence of substantial indebtedness, the making of certain investments, amendments to the limited liability company agreement of Kingpin Holdings or to the Executive Purchase Agreement and the hiring or firing of senior managers. Mr. Hipp entered into a separate executive purchase agreement for the purchase of his equity interests in Kingpin Holdings (the “Executive Purchase Agreement”). Mr. Hipp’s purchase agreement contains similar investor representations as the Investor Purchase Agreement, however, it does not provide for financial deliveries to Mr. Hipp or approval rights for corporate actions. Upon termination of Mr. Hipp’s employment, the Executive Purchase Agreement provides for the repurchase of Mr. Hipp’s equity interests by Kingpin Holdings or CHS. The repurchase price for his shares will vary depending on the reason for Mr. Hipp’s termination.

Management Agreement with CHS

We entered into a management agreement with CHS following the Merger. Under this agreement, CHS provides certain financial, operational and management services to us. The management agreement provides for an annual management fee to be paid to CHS of $2.0 million, the payment of which will be subordinated to the notes and will not be payable, among other reasons, if we are in default under the indenture governing the notes. In addition to the annual management fee, the management agreement provided for payment to CHS at the closing of the Merger of a one-time fee of $6.8 million as compensation for services rendered by CHS in connection with the structuring, negotiation and financing of the Merger. If CHS or any of its affiliates purchases any additional securities from Kingpin Holdings or its subsidiaries after the Merger, CHS will be entitled to a fee equal to 5% of the aggregate amount of such investment. The initial term of the management agreement is seven years and will be automatically renewed thereafter on a year-to-year basis unless one party gives 30 days’ prior written notice of its desire to terminate. The agreement will terminate automatically upon certain change of control events.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by KPMG LLP for fiscal year 2004 and 2003. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

(In thousands)	2004	2003
Audit Fees (a)	$1,267	$744
Audit-Related Fees (b)	58	20
Tax Fees (c)	1,059	1,153
All Other Fees	—	—

Total	$2,384	$1,917

(a)	Fees for professional services provided for the audit of our annual financial statements as well as reviews of our quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters and consents.
(b)	Fees for professional services which principally include services in connection with internal control matters and audits of employee benefit plans.
(c)	Fees for professional services for tax related advice and compliance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of June 27, 2004 and June 29, 2003	F-3

Consolidated Statements of Operations for the four months ended June 27, 2004, the eight months ended February 29, 2004, the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the year ended December 31, 2001

F-4

Consolidated Statements of Cash Flows for the four months ended June 27, 2004, the eight months ended February 29, 2004, the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the year ended December 31, 2001

F-5

Consolidated Statements of Stockholder’s Equity for the four months ended June 27, 2004, the eight months ended February 29, 2004, the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the year ended December 31, 2001

F-6

Consolidated Statements of Comprehensive Income (Loss) for the four months ended June 27, 2004, the eight months ended February 29, 2004, the year ended June 29, 2003, the four months ended June 30, 2002, the two months ended February 28, 2002 and the year ended December 31, 2001

F-7
Notes to Consolidated Financial Statements	F-8
Selected Quarterly Financial Data (unaudited)	F-51

(b)	Exhibits

See Exhibit Index on pages E-1 and E-2.

(c)	Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AMF BOWLING WORLDWIDE, INC.:

We have audited the accompanying consolidated balance sheets of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of June 27, 2004 and June 29, 2003, and the related consolidated statements of operations, cash flows, stockholder’s equity and comprehensive income (loss) for the four months ended June 27, 2004 (New Company), the eight months ended February 29, 2004, the year ended June 29, 2003, the four months ended June 30, 2002 (Reorganized Predecessor Company) and the two months ended February 28, 2002 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors’ report, dated March 8, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph which described the reorganization of the Company confirmed by the United States Bankruptcy Court for the Eastern District of Virginia discussed in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling Worldwide, Inc. and subsidiaries as of June 27, 2004 and June 29, 2003, and the results of their operations and their cash flows for the four months ended June 27, 2004 (New Company), the eight months ended February 29, 2004, the year ended June 29, 2003, the four months ended June 30, 2002 (Reorganized Predecessor Company) and the two months ended February 28, 2002 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective March 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Eastern District of Virginia. In connection with its reorganization, the Company applied fresh start accounting on February 28, 2002.

KPMG LLP

Richmond, Virginia

August 27, 2004

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

ARTHUR ANDERSEN LLP

Richmond, Virginia

March 8, 2002

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	New Company	Reorganized Predecessor Company
(In thousands, except share data)	June 27, 2004	June 29, 2003
Assets
Current assets:
Cash	$12,734	$56,275
Accounts and notes receivable, net of allowance for doubtful accounts of $4,155 in 2004 and $7,329 in 2003	25,737	23,217
Inventories, net	30,745	34,001
Prepaid expenses and other current assets	19,231	19,019

Total current assets	88,447	132,512

Property and equipment, net	363,956	568,609
Other assets	49,704	30,269

Total assets	$502,107	$731,390

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$21,661	$17,642
Accrued expenses and other liabilities	79,979	84,372
Current portion of long-term debt	2,294	40,901

Total current liabilities	103,934	142,915

Long-term debt, less current portion	286,503	375,587
Liabilities, subject to resolution	233	1,323

Total liabilities	390,670	519,825

Stockholder’s equity:
Common stock ($0.01 par value 1,000 shares authorized and outstanding in 2004 and $0.01 par value 20,000,000 shares authorized and 9,958,689 outstanding in 2003) (a)	—	100
Paid-in capital	133,716	212,361
Accumulated deficit	(18,992)	(12,209)
Accumulated other comprehensive income (loss)	(3,287)	11,313

Total stockholder’s equity	111,437	211,565

Total liabilities and stockholder’s equity	$502,107	$731,390

(a)	In connection with the merger of Kingpin Merger Sub, Inc. and Worldwide on February 27, 2004, each former shareholder of Worldwide received $25.00 in cash for each share of the former common stock and all shares of Worldwide were canceled. At June 27, 2004, Kingpin Intermediate Corp. was the sole shareholder of Worldwide.

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	New Company	Reorganized Predecessor Company			Predecessor Company
(In thousands, except per share data)	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Operating revenue	$219,470	$459,311	$667,578	$219,055	$122,886	$694,878

Operating expenses:
Costs of goods sold	59,023	93,171	135,019	46,908	19,991	154,619
Bowling center operating expenses	132,978	265,485	369,279	125,499	63,357	384,608
Selling, general and administrative expenses	18,145	47,965	42,204	15,025	8,064	52,786
Restructuring, refinancing and other charges	826	—	1,138	3,880	302	18,636
Depreciation and amortization	20,783	41,176	80,667	28,917	17,144	130,043

Total operating expenses	231,755	447,797	628,307	220,229	108,858	740,692

Operating income (loss)	(12,285)	11,514	39,271	(1,174)	14,028	(45,814)

Nonoperating expenses (income):
Interest expense (a)	8,368	24,226	39,801	15,214	8,113	104,876
Interest income	(164)	(518)	(693)	(406)	—	(1,136)
Loss on extinguishment of debt	—	35,318	—	—	—	—
Other expense (income), net	189	(3,151)	(4,054)	(4,386)	907	5,910

Total nonoperating expenses	8,393	55,875	35,054	10,422	9,020	109,650

Income (loss) before reorganization items, net, gain on debt discharge, net, fresh start accounting adjustments, provision for income taxes and cumulative effect of change in accounting for goodwill	(20,678)	(44,361)	4,217	(11,596)	5,008	(155,464)

Reorganization items, net	(271)	—	(341)	—	13,288	56,731
(Gain) on debt discharge, net	—	—	—	—	(774,803)	—
Fresh start accounting adjustments	—	—	—	—	65,991	—

Income (loss) before provision for income taxes and cumulative effect of change in accounting for goodwill	(20,407)	(44,361)	4,558	(11,596)	700,532	(212,195)

Provision (benefit) for income taxes	(1,415)	3,397	1,131	4,040	1,095	4,766

Income (loss) before cumulative effect of change in accounting for goodwill	(18,992)	(47,758)	3,427	(15,636)	699,437	(216,961)

Cumulative effect of change in accounting for goodwill	—	—	—	—	(718,414)	—

Net income (loss)	$(18,992)	$(47,758)	$3,427	$(15,636)	$(18,977)	$(216,961)

Net income (loss) per common share:
Basic	N/A	$(4.78)	$0.34	$(1.56)
Diluted	N/A	$(4.78)	$0.34	$(1.56)

Weighted average common shares outstanding:
Basic	N/A	10,000	10,000	10,000
Diluted	N/A	10,000	10,109	10,000

(a)	For the periods July 2, 2001 through December 31, 2001 and January 1, 2002 through March 8, 2002, we did not accrue approximately $30,560 and $11,500, respectively, of interest on our prepetition subordinated debt. The debt was materially impaired or discharged in our Chapter 11 proceeding.

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	New Company	Reorganized Predecessor Company			Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Cash flows from operating activities:
Net income (loss)	$(18,992)	$(47,758)	$3,427	$(15,636)	$(18,977)	$(216,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	—	892	561	—	—	—
Impairment of assets	826	—	1,138	—	—	3,500
Depreciation and amortization	20,783	41,176	80,667	28,917	17,144	130,043
Write-off deferred financing costs	—	8,832	—	—	—	—
Non-cash purchase method accounting adjustments	8,655	—	—	—	—	—
Fresh start accounting adjustments	—	—	—	—	65,991	—
Cumulative effect of change in accounting for goodwill	—	—	—	—	718,414	—
Gain on debt discharge, net	—	—	—	—	(774,803)	—
Reorganization items non cash, net	—	—	—	—	—	46,570
Amortization of bond discount	—	—	—	—	—	6,525
(Gain) loss on sale of property and equipment, net	(1,678)	(1,193)	1,417	(991)	(65)	417
Gain on casualty loss	(59)	(1,413)	—	—	—	—
Changes in assets and liabilities:
Accounts and notes receivable, net	(6,171)	4,746	7,703	(1,017)	3,179	16,826
Inventories	1,743	2,362	6,980	7,540	(6,894)	13,268
Other assets	3,248	(2,097)	2,362	4,949	3,842	1,082
Accounts payable and accrued expenses	(1,401)	608	(12,615)	(8,033)	16,839	23,322
Other long-term liabilities	(1,694)	135	(380)	(4,559)	(706)	2,997

Net cash provided by operating activities	5,260	6,290	91,260	11,170	23,964	27,589

Cash flows from investing activities:
Purchases of property and equipment	(14,723)	(33,354)	(38,884)	(14,328)	(2,509)	(49,462)
Proceeds from:
Sale of property and equipment	4,652	4,698	1,230	904	—	300
Sale-leaseback agreements	—	254,000	—	—	—	—
Other	—	—	135	—	—	—

Net cash provided by (used in) investing activities	(10,071)	225,344	(37,519)	(13,424)	(2,509)	(49,162)

Cash flows from financing activities:
Proceeds from long-term debt	—	285,000	—	—	440,000	—
Payments on long-term debt	—	(412,227)	(25,768)	(2,000)	(436,700)	—
Borrowing (repayment) under revolving line of credit	—	—	—	(10,000)	10,000	—
Deferred financing costs	(301)	(21,747)	—	(552)	(11,743)	—
Repayment under capital lease obligations	(260)	(203)	(210)	—	—	—
Dividends paid	—	(250,252)	—	—	—	—
Proceeds from issuance of common stock	—	133,716	—	—	—	—
Stock options	—	(953)	—	—	—	—
Other	—	—	(33)	—	—	—

Net cash provided by (used in) financing activities	(561)	(266,666)	(26,011)	(12,552)	1,557	—
Effect of exchange rates on cash	493	(3,630)	(5,622)	(1,121)	1,791	105

Net increase (decrease) in cash	(4,879)	(38,662)	22,108	(15,927)	24,803	(21,468)
Cash and cash equivalents at beginning of period	17,613	56,275	34,167	50,094	25,291	46,759

Cash and cash equivalents at end of period	$12,734	$17,613	$56,275	$34,167	$50,094	$25,291

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands)	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Predecessor Company:
Balance, December 31, 2000	$—	$1,047,529	$(565,030)	$(28,594)	$453,905

Net loss	—	—	(216,961)	—	(216,961)
Foreign currency translation adjustment	—	—	—	(7,410)	(7,410)

Balance, December 31, 2001	—	1,047,529	(781,991)	(36,004)	229,534

Net loss	—	—	(18,977)	—	(18,977)
Foreign currency translation adjustment	—	—	—	831	831
Cancellation of accumulated deficit under plan of reorganization	—	—	800,968	35,173	836,141
Issuance of common stock and adjustment of paid-in-capital under plan of reorganization	100	(835,729)	—	—	(835,629)

Balance, February 28, 2002	100	211,800	—	—	211,900

Reorganized Predecessor Company:
Net loss	—	—	(15,636)	—	(15,636)
Foreign currency translation adjustment	—	—	—	4,724	4,724
Change in fair value of derivative instrument	—	—	—	(56)	(56)

Balance, June 30, 2002	100	211,800	(15,636)	4,668	200,932

Net income	—	—	3,427	—	3,427
Foreign currency translation adjustment	—	—	—	6,589	6,589
Reclassification adjustment for change in fair value of derivative instrument	—	—	—	56	56
Stock compensation	—	561	—	—	561

Balance, June 29, 2003	100	212,361	(12,209)	11,313	211,565

Net loss	—	—	(47,758)	—	(47,758)
Foreign currency translation adjustment	—	—	—	8,342	8,342
Dividends paid	—	—	(250,252)	—	(250,252)
Cancellation of accumulated deficit upon Merger	—	—	310,219	(19,655)	290,564
Equity investment	—	133,716	—	—	133,716
Cancellation of common stock	(100)	(212,300)	—	—	(212,400)
Stock compensation	—	(61)	—	—	(61)

Balance February 29, 2004	—	133,716	—	—	133,716

New Company:
Net loss	—	—	(18,992)	—	(18,992)
Foreign currency translation adjustment	—	—	—	(3,287)	(3,287)

Balance, June 27, 2004	$—	$133,716	$(18,992)	$(3,287)	$111,437

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	New Company	Reorganized Predecessor Company			Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Net income (loss)	$(18,992)	$(47,758)	$3,427	$(15,636)	$(18,977)	$(216,961)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,287)	8,342	6,589	4,724	831	(7,410)
Change in fair value of derivative instrument	—	—	—	(56)	—	—
Reclassification adjustment for items included in net income	—	—	56	—	35,173	—

Other comprehensive income (loss)	(3,287)	8,342	6,645	4,668	36,004	(7,410)

Total comprehensive income (loss)	$(22,279)	$(39,416)	$10,072	$(10,968)	$17,027	$(224,371)

Supplemental comprehensive income (loss) information:
Cumulative foreign currency translation adjustment	$(3,287)	$—	$11,313	$4,724	$—	$(36,004)
Cumulative change in value of derivative instrument	—	—	—	(56)	—	—

Total accumulated other comprehensive income (loss)	$(3,287)	$—	$11,313	$4,668	$—	$(36,004)

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data and as otherwise noted)

NOTE 1. BUSINESS DESCRIPTION - ORGANIZATION, CHAPTER 11 AND EMERGENCE

Organization

AMF Bowling Worldwide, Inc. and subsidiaries (which may be referred to as Worldwide, the Company, we, us or our), a Delaware corporation, is engaged in two business segments:

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

Centers is the largest operator of bowling centers in the world, with 465 Centers in operation as of June 27, 2004, comprised of 370 bowling centers in the U.S. and 95 bowling centers in five foreign countries. As of June 27, 2004, Centers owned the real estate at 108 of its bowling centers and leased the real estate at 357 of its bowling centers.

Products is one of the largest manufacturers of bowling center equipment in the world. Products revenue consists of two major sales categories:

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

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. Worldwide’s business operations and operating assets are held in subsidiaries. U.S. Centers is primarily operated through AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned, indirect subsidiary of Worldwide. International Centers is operated through separate, indirect subsidiaries of Worldwide that operate bowling centers in various countries. Products is primarily operated through AMF Bowling Products, Inc. (“AMF Products”), which is a wholly-owned, indirect subsidiary of Worldwide.

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, the Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger (the “Old Common Stock”) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258,700. The Old Common Stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”). Kingpin Holdings is owned by Code Hennessy &

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Simmons IV (“CHS IV”), our chief executive officer and other equity investors (collectively, the “Equity Investors”). In connection with the Merger, the following transactions occurred:

•	We borrowed $135,000 in term loans (the “Term Loan”) under a new senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”);

•	We repaid the remaining outstanding borrowings of $228,148 in term loans (the “Old Term Facility” under our former senior secured credit agreement (the “Old Credit Agreement”);

•	We issued $150,000 of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”);

•	We completed a tender offer for all of our then outstanding 13% Senior Subordinated Notes due September 2008 of $150,000 (the “Old Subordinated Notes”) with each holder who tendered the notes and related consents on or before the consent expiration date, receiving $1,176.58 for each $1,000.00 principal amount of the tendered notes, including a $30.00 consent payment and each holder who tendered notes and the related consents after the consent expiration date, receiving $1,146.58 for each $1,000.00 principal amount of the tendered notes. Payment for the validly tendered notes was made on February 27, 2004;

•	We received an equity investment of $135,000, less equity syndication costs of $1,284;

•	AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of ours, sold the land and related improvements of 186 owned bowling centers in the U.S. to unrelated third parties for gross proceeds of $254,000 and AMF Centers simultaneously leased these bowling centers from the purchaser pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each (the “Sale-Leaseback Agreements”), with initial cash rental payments of $24,765 for each of the first five years; and

•	We paid a dividend of $250,252 to Kingpin Intermediate Corp. which was deposited with our disbursement agent for payment to Worldwide’s then common stockholders, which included $956 for the benefit of unissued equity holders under Worldwide’s Second Amended Second Modified Joint Plan of Reorganization (the “Plan”).

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data and as otherwise noted)

In conjunction with the Merger, the fair value of assets acquired and liabilities assumed were estimated in accordance with the purchase method of accounting for the Reorganized Predecessor Company 2004 Eight Months. We have obtained a third-party valuation of certain assets, the results of which are reflected in our preliminary allocation of the purchase price.

February 29, 2004
Assets
Current assets:
Cash and cash equivalents	$17,613
Accounts and notes receivable, net	19,816
Inventories, net (a)	41,465
Prepaid assets and other current assets	22,808

Total current assets	101,702

Property and equipment, net (b)	376,930
Other assets (c)	46,957

Total assets	$525,589

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,605
Accounts payable	14,916
Accrued expenses and other	86,903

Total current liabilities	103,424

Long-term debt, less current portion	287,453
Liabilities subject to resolution	996

Total liabilities	394,573

Total stockholder’s equity (d)	133,716

Total liabilities and stockholder’s equity	$525,589

(a)	Includes an adjustment to step-up: (i) finished goods inventories to estimated selling prices less the sum of costs of disposal and a reasonable profit allowance; (ii) work in process to estimated selling prices of finished goods less the sum of costs to complete, costs of disposal, and a reasonable profit allowance; and (iii) raw materials to current replacement costs.
(b)	Includes an adjustment to reflect acquired property and equipment at estimated fair value. We estimated this amount as part of our initial assessment of the fair value of assets acquired and liabilities assumed in the Merger. The amount ultimately allocated to property and equipment may differ significantly from this estimate.
(c)	Includes adjustments to record our trade name, leasehold interests, patents and non-compete agreement at fair value.
(d)	Stockholder’s equity represents the new equity investment of $135,000, less equity syndication costs of $1,284.

We derived the unaudited pro forma consolidated financial data set forth below by applying pro forma adjustments attributable to the Merger to our historical consolidated financial statements.

The unaudited pro forma consolidated statements of operations for the eight months ended February 29, 2004 and the year ended June 29, 2003 give effect to the Merger as if it were consummated on July 1, 2002. The unaudited pro forma consolidated financial data does not purport to represent what our results of operations would have been if the Merger had occurred on the date indicated, nor are they indicative of results for any future periods.

The unaudited pro forma consolidated financial data is presented for informational purposes only, is based upon available information and certain assumptions that we believe are reasonable, and exclude certain non-recurring charges. Certain amounts may be affected by rounding.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

AMF BOWLING WORLDWIDE, INC. AND SUBSIDIARIES

Unaudited Pro Forma Consolidated Statement of Operations

For the Eight Months Ended February 29, 2004

(In millions)	Historical (1)	Adjustments		Pro forma
Operating revenue	$459.3	$—		$459.3

Operating expenses:
Cost of goods sold	93.2	—	(2)	93.2
Bowling center operating expenses	265.5	4.9	(3)	270.4
Selling, general and administrative expenses	48.0	(19.7	)(4)	28.3
Depreciation and amortization	41.2	1.8	(5)	43.0

Total operating expenses	447.9	(13.0)		434.9

Operating income	11.4	13.0		24.4

Non operating expenses (income):
Interest expense	24.2	(7.7	)(6)	16.5
Interest income	(0.5)	—		(0.5)
Loss on extinguishment of debt	35.3	(35.3	)(7)	—
Other income, net	(3.2)	—		(3.2)

Total non operating expenses	55.8	(43.0)		12.8

Income (loss) before provision for income taxes	(44.4)	56.0		11.6
Provision for income taxes	3.4	(0.9	)(8)	2.5

Net income (loss)	$(47.8)	$56.9		$9.1

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

AMF BOWLING WORLDWIDE, INC. AND SUBSIDIARIES

Unaudited Pro Forma Consolidated Statement of Operations

For the Year Ended June 29, 2003

(In millions)	Historical (1)	Adjustments		Pro forma
Operating revenue	$667.6	$—		$667.6

Operating expenses:
Cost of goods sold	135.0	—	(2)	135.0
Bowling center operating expenses	369.3	28.7	(3)	398.0
Selling, general and administrative expenses	42.2	0.9	(4)	43.1
Restructuring, refinancing and other charges	1.1	—		1.1
Depreciation and amortization	80.7	3.0	(5)	83.7

Total operating expenses	628.3	32.6		660.9

Operating income (loss)	39.3	(32.6)		6.7

Non operating expenses (income):
Interest expense	39.8	(15.1	)(6)	24.7
Interest income	(0.7)	—		(0.7)
Other income, net	(4.0)	—		(4.0)

Total non operating expenses	35.1	(15.1)		20.0

Income (loss) before reorganization items, net and provision for income taxes	4.2	(17.5)		(13.3)

Reorganization items expense (income), net	(0.3)	—		(0.3)

Income (loss) before provision for income taxes	4.5	(17.5)		(13.0)
Provision for income taxes	1.1	(1.9	)(7)	(0.8)

Net income (loss)	$3.4	$(15.6)		$(12.2)

(1)	Represents our historical consolidated statements of operations for the period indicated.
(2)	The pro forma consolidated statement of operations for the eight months ended February 29, 2004 excludes the $8.7 million one-time non-cash charge to cost of sales as the inventory which has been adjusted to fair value under purchase accounting is sold in subsequent periods.
(3)	Reflects the adjustment to bowling center operating expenses for the rental expense that we would have incurred had the new sale-leaseback facility for certain of our U.S. bowling centers been in place on July 1, 2002. The facility requires monthly cash payments totaling $24.8 million for each of the twelve months ending February 28, 2005 to 2009, $27.2 million for each of the twelve months ending February 28, 2010 to 2014, $30.0 million for each of the twelve months ending February 28, 2015 to 2019, and $33.0 million for each of the twelve months ending February 28, 2020 to 2024. As a result, the straight-line rent charge is $28.7 million. The pro forma adjustments do not reflect the impact of any increase to property taxes likely to result after the sale-leaseback transaction. The eight months ended February 29, 2004 includes pro forma rental expense under the sale-leaseback facility of $18.9 million. In addition, $14.0 million in closing costs related to the sale-leaseback facility have been excluded for the eight months ended February 29, 2004.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

(4)	Reflects the net adjustment to selling, general and administrative expenses, as follows:

(In millions)	Eight Months Ended February 29, 2004	Fiscal Year 2003
Public company board expenses (a)	$(0.5)	$(1.1)
Management fees (b)	1.3	2.0
Transaction costs (c)	(20.5)	—

Total	$(19.7)	$0.9

(a)	Represents historical board expenses incurred as a result of our former public company status. These fees were terminated as a result of the Merger.
(b)	Represents the management fee that will be charged to us by our new owners for certain financial, operational and management services. The pro forma adjustment above does not include the remaining post-acquisition retention payments related to the Merger of $1.2 million.
(c)	Represents expenses directly related to the Merger, primarily professional fees and certain employee retention payments.

(5)	Reflects the net adjustment to depreciation and amortization expense, as follows:

(In millions)	Eight Months Ended February 29, 2004	Fiscal Year 2003
Additional depreciation expense as a result of purchase accounting (a)	$6.6	$9.8
Reduction in depreciation expense as a result of the sale-leaseback facility (b)	(4.8)	(6.8)

Total	$1.8	$3.0

(a)	Represents additional depreciation expense arising from step-up to fair market value of property and equipment. The additional depreciation expense is calculated using the straight line method and a weighted average remaining useful life of approximately 6.1 years.
(b)	Represents the reduction of depreciation expense resulting from the sale-leaseback facility discussed in note (3) above. The adjustment assumes that the sale-leaseback facility had been in place on July 1, 2002.

(6)	Reflects adjustments to pro forma interest expense resulting from our new capital structure as follows:

(In millions)	Eight Months Ended February 29, 2004	Fiscal Year 2003
Total interest expense	$13.9	$20.9
Amortization of capitalized debt issuance costs (a)	2.6	3.8

Total pro forma interest expense	16.5	24.7
Less: historical interest expense	(24.2)	(39.8)

Net adjustment to interest expense	$(7.7)	$(15.1)

(a)	Represents amortization expense on approximately $22.0 million of capitalized debt issuance costs related to the Merger. The debt issuance costs are being amortized over the related term of the debt instruments.

(7)	Reflects the adjustment to pro forma loss on extinguishment of debt for prepayment penalties of $26.5 million and the write-off of $8.8 million in deferred financing costs related to the Merger.

(8)	Represents the tax effect of the pro forma adjustments described above.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Change of Fiscal Year

On March 20, 2002, we changed our fiscal year end from December 31 to the Sunday closest to June 30. This results in fiscal years having 52 or 53 weeks. Previously, our fiscal year ran from January 1 through December 31. We also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods.

Chapter 11 and Emergence

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). After the Petition Date, AMF Bowling, Inc. (“AMF Bowling”) our former indirect parent, filed a separate petition for relief under Chapter 11.

On February 1, 2002, the Bankruptcy Court confirmed the Plan of the Debtors. The Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors formally emerged from Chapter 11. On May 18, 2004, the Bankruptcy Court entered an order closing the Chapter 11 proceeding.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 2. BASIS OF PRESENTATION

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” or the “Predecessor Company” and, as we existed on and after February 27, 2004, are referred to as the “New Company.” As a result of the Merger, our financial results during the twelve months ended June 27, 2004 include results of the New Company and the Reorganized Predecessor Company. Accordingly, the operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements. Although the Merger was completed on February 27, 2004, the consummation of the Merger has been reflected as of February 29, 2004, the end of our fiscal period closest to the date of the Merger.

All significant intercompany balances and transactions have been eliminated in the consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The following table describes the periods presented in these consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the New Company from March 1, 2004 through June 27, 2004	“New Company 2004 Four Months”
Results for the Reorganized Predecessor Company from June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”
Results for the Reorganized Predecessor Company from July 1, 2002 through June 29, 2003	“Fiscal Year 2003”
Results for the Reorganized Predecessor Company from March 1, 2002 through June 30, 2002	“Reorganized Predecessor Company 2002 Four Months”
Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”
Results for the Predecessor Company from January 1 through December 31, 2001	“Fiscal Year 2001”

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, long-lived assets, deferred tax assets and reserves for litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid fixed-income investments purchased with an original maturity of three months or less are classified as cash equivalents. Our cash equivalents consist primarily of money market funds. We had no cash equivalents at June 27, 2004 and $45,300 at June 29, 2003.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on historical write-off experience and our knowledge of specific customer accounts and review it quarterly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Revenue Recognition

Products revenue is separated into two categories. Consumable products such as parts and supplies are generally recognized upon shipment. Revenue for equipment sales, which typically require installation, is recognized upon delivery, in accordance with the terms of the contract. Installation services, if required, are generally performed by subcontractors, and the related revenue is recognized upon completion of the services. Revenue on arrangements with multiple deliverables is allocated to the deliverables by using the relative fair value method prescribed by FASB’s Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

Centers revenue is recognized at the time the service is provided.

Inventories

Products inventory is valued at the lower of cost or market on a first-in, first-out basis. Centers inventory is valued at the lower of cost or market, with cost being an average cost method.

Long-Lived Assets

Long-lived assets deemed impaired are recorded at the lower of the carrying amount or fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.

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

Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which specifies goodwill and certain intangible assets are no longer amortized, but are subject to periodic impairment testing. In conjunction with the adoption of SFAS No. 142, we wrote off all goodwill in the amount of $718,414. The write-off of goodwill is presented as a cumulative effect of change in accounting for goodwill in the Predecessor Company 2002 Two Months.

Goodwill amortization expense was $20,888 in Fiscal Year 2001.

Warranty Costs

Generally, Products warrants all new products for a period of approximately one year. Products charges to expense an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products.

Warranty costs for the reported periods are as follows:

New Company 2004 Four Months	$470
Reorganized Predecessor Company 2004 Eight Months	1,203
Fiscal Year 2003	987
Reorganized Predecessor Company 2002 Four Months	504
Predecessor Company 2002 Two Months	273
Fiscal Year 2001	3,340

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Income Taxes

We are taxable corporations under the Internal Revenue Code of 1986, as amended (the “Code”). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Advertising Costs

Costs for advertising are expensed when incurred and consist of the following amounts:

	Bowling Center Operating Expenses	SG&A and Corporate	Total
New Company 2004 Four Months	$5,111	$874	$5,985
Reorganized Predecessor Company 2004 Eight Months	10,692	1,424	12,116
Fiscal Year 2003	15,269	2,082	17,351
Reorganized Predecessor Company 2002 Four Months	5,190	1,364	6,554
Predecessor Company 2002 Two Months	2,500	270	2,770
Fiscal Year 2001	19,547	3,009	22,556

Foreign Currency Translation

All assets and liabilities of our international operations are translated from foreign currencies into U.S. dollars at exchange rates in effect at the end of each fiscal period. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment in the accompanying consolidated balance sheets, statements of stockholder’s equity and statements of comprehensive income (loss). Revenue and expenses of international operations are translated using average exchange rates that existed during each fiscal period. Currency exchange gains and losses resulting from transactions conducted in other than local currencies and are included in other expenses and consist of the following:

Gain/(loss)
New Company 2004 Four Months	$(118)
Reorganized Predecessor Company 2004 Eight Months	3,274
Fiscal Year 2003	3,651
Transition Period	3,030
Fiscal Year 2001	(4,185)

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximates fair value at June 27, 2004 and June 29, 2003 because of the short maturity of these instruments. The fair value of the Term Loan and the Subordinated Notes at June 27, 2004 was approximately $135,000 and $153,750, respectively.

Self-Insurance Programs

We are self-insured up to certain amounts for general and product liability, workers’ compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. We recorded an estimated liability to cover known claims and claims incurred but not reported as of June 27, 2004 and June 29, 2003, which is included in accrued expenses.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the foreign currency translation adjustment and changes in fair value of derivative instrument on the accompanying consolidated balance sheets and statements of stockholder’s equity.

Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

The Old Common Stock was canceled in connection with the Merger on February 27, 2004. There were no equity issuances for the period subsequent to the Merger. Our equity is no longer publicly traded and therefore, no stock-based compensation disclosures are provided for the New Company 2004 Four Months.

For Fiscal Year 2003 and Reorganized Predecessor Company 2002 Four Months, basic earnings per share was computed using the weighted average number of outstanding shares of Old Common Stock during the period. Diluted loss per share adjusted the weighted average for the potential dilution that could have occurred if stock options, warrants or restricted stock were exercised or converted into shares of Old Common Stock. Diluted loss per share was the same as basic loss per share for the Reorganized Predecessor Company 2002 Four Months because the effects of such items were anti-dilutive due to our losses.

The computation for basic and diluted earnings (loss) per share is as follows:

	Reorganized Predecessor Company
	2004 Eight Months	Fiscal Year 2003	2002 Four Months
Net income (loss)	$(47,758)	$3,427	$(15,636)
Weighted average shares of common stock outstanding
Basic	10,000	10,000	10,000
Effect of stock options and warrants	—	109	—

Diluted	10,000	10,109	10,000

Net income (loss) per share - basic and diluted	$(4.78)	$0.34	$(1.56)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Prior to cancellation of the Old Common Stock, we used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the Old Common Stock and the exercise price on the date of the grant. If we had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” the net income (loss) would have been reflected as the pro forma amounts shown below:

	Reorganized Predecessor Company
	2004 Eight Months	Fiscal Year 2003	2002 Four Months
Net income (loss), as reported	$(47,758)	$3,427	$(15,636)

Stock-based employee compensation under APB 25	892	561	—
Pro forma stock-based employee compensation expense under SFAS No. 123	(3,228)	(2,716)	(737)

Net income (loss), pro forma	$(50,094)	$1,272	$(16,373)

Net income (loss) per common share as reported
Basic	$(4.78)	$0.34	$(1.56)
Diluted	(4.78)	0.34	(1.56)

Net income (loss) per common share, pro forma
Basic	$(5.05)	$0.13	$(1.64)
Diluted	(5.05)	0.13	(1.64)

Weighted average shares
Basic	10,000	10,000	10,000
Diluted	10,000	10,109	10,000

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

The fair value of each stock option grant was estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income (loss) and net income (loss) per share disclosures were computed by amortizing the estimated fair value of the grants over the respective vesting periods. There were no equity awards granted in the Reorganized Predecessor Company 2004 Eight Months. The weighted average assumptions used in the model and the resulting weighted average grant date estimates of fair value are as follows:

	Reorganized Predecessor Company
	Fiscal Year 2003	2002 Four Months
Assumptions:
Expected volatility	45.00%	30.00%
Risk-free interest rate	3.19%	4.09%
Expected term (in years)	5.2	5.0

Fair value estimates:
In thousands	$8,463	$6,637
Per share	8.95	7.22

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46R (revised December 2003) “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The application of this interpretation did not have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The new disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and interim-period disclosures are effective for interim periods beginning after December 15, 2003. The statement also requires disclosures of information about foreign plans and estimated future benefit payments effective for fiscal years ending after June 15, 2004. The adoption of this statement did not have a material effect on our results of operations or financial condition or material impact on our disclosures about pension and other postretirement benefits.

On June 30, 2003, we adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides a model for use, in the context of a multiple deliverable arrangement, in determining how the arrangement consideration should be measured. The guidance in this EITF is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

Reclassifications

Certain amounts in the financial statements and supporting footnotes have been reclassified to conform to the current year’s classification.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 4. INVENTORIES, NET

Inventories, net of obsolescence reserves at June 27, 2004 and June 29, 2003 consist of the following:

	New Company	Reorganized Predecessor Company
	June 27, 2004	June 29, 2003
Products, at FIFO:
Raw materials	$6,157	$4,117
Work in process (a)	2,281	4,929
Finished goods and spare parts	14,362	17,283
Centers, at average cost:
Merchandise and spare parts	7,945	7,672

Total inventories	$30,745	$34,001

(a)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net at June 27, 2004 and June 29, 2003 consist of:

	New Company	Reorganized Predecessor Company
	June 27, 2004	June 29, 2003
Land	$44,248	$117,267
Buildings and improvements	143,124	307,722
Equipment, furniture and fixtures	186,488	255,817
Other	10,664	3,118

	384,524	683,924
Less accumulated depreciation	(20,568)	(115,315)

Property and equipment, net	$363,956	$568,609

Depreciation expense related to property and equipment was as follows:

Depreciation Expense
New Company 2004 Four Months	$20,530
Reorganized Predecessor Company 2004 Eight Months	40,771
Fiscal Year 2003	79,748
Reorganized Predecessor Company 2002 Four Months	28,782
Predecessor Company 2002 Two Months	16,383
Fiscal Year 2001	101,184

Equipment under a capital lease amounted to $1,938 as of June 27, 2004 and June 29, 2003. Accumulated depreciation of the leased equipment was $1,437 at June 27, 2004 and $1,051 at June 29, 2003.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as June 27, 2004 and June 29, 2003 consist of:

	New Company	Reorganized Predecessor Company
	June 27, 2004	June 29, 2003
Accrued compensation	$16,349	$14,697
Accrued interest	6,528	9,604
Accrued professional fees	5,163	6,324
Accrued taxes and licenses	6,501	7,580
Accrued center closing costs	1,927	1,308
Accrued warranty expense	1,136	1,521
Accrued income taxes	8,425	6,870
Accrued insurance	9,835	9,475
Other	24,115	26,993

Total accrued liabilities	$79,979	$84,372

NOTE 7. LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the debt the Reorganized Predecessor Company had in place prior to the Merger was paid in full.

Long- Term Debt Summary

	New Company	Reorganized Predecessor Company
	June 27, 2004	June 29, 2003
Term Loan	$135,000	$—
Revolver	—	—
Subordinated Notes, 10%, due 2010	150,000	—
Old Term Facility	—	262,232
Old Subordinated Notes, 13%, due 2008	5	150,000
Mortgage note and capitalized leases	3,792	4,256

Total debt	288,797	416,488
Current maturities	(2,294)	(40,901)

Total long-term debt	$286,503	$375,587

Credit Agreement

As of February 27, 2004, in conjunction with the Merger, we entered into the Credit Agreement that consisted of a $135,000 Term Loan maturing in August 2009 and a $40,000 Revolver maturing in February 2009.

Outstanding borrowings under the Term Loan bear interest equal to either the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus the applicable margin (3.00%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (2.00%), at the our option depending on certain financial ratios. The interest

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

rate in effect at June 27, 2004 was 4.13%. Outstanding borrowings under the Revolver bear interest equal to the Adjusted Eurocurrency Rate plus the applicable margin (3.00%) or the Base Rate plus the applicable margin (2.00%), subject to a pricing grid tied to senior leverage. We pay a quarterly commitment fee of 0.50% on the unused portion of the Revolver. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

No borrowings were outstanding under the Revolver as of June 27, 2004 and outstanding standby letters of credit issued under the Revolver totaled $18,135, leaving $21,865 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $127,913 due on August 27, 2009. Scheduled quarterly principal payments of $338 will begin in fiscal year 2005. All scheduled principal payments are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, we issued the $150,000 Subordinated Notes with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture), we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to Kingpin Intermediate Corp. or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture) from the sale of International Operations (as defined in the Indenture).

Future minimum principal payments under the Term Loan and the Subordinated Notes are as follows:

Fiscal Year	Amount
2005	$1,688
2006	$1,350
2007	$1,350
2008	$1,013
2009	$1,350
2010	$128,250

Old Credit Agreement

Our indebtedness under the Old Credit Agreement consisted of a $290,000 term facility and a $60,000 revolving credit facility. On December 19, 2002, after reviewing our future liquidity requirements, we voluntarily and permanently reduced the revolving credit facility from $60,000 to $45,000. The Old Credit Agreement was paid in full in connection with the Merger.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Old Subordinated Notes

As of the date of the Merger, substantially all of the holders of the Old Subordinated Notes were satisfied in full. We paid $9,533 of accrued and unpaid interest related to these notes. We were also required to pay prepayment penalties of $26,486, which is classified as loss on extinguishment of debt. In addition, we wrote-off all of the deferred financing costs related to the Old Credit Agreement and the Old Subordinated Notes in the amount of $8,832, which is classified as loss on extinguishment of debt.

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

NOTE 8. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at June 27, 2004 were $233 and $1,323 at June 29, 2003. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 9. REORGANIZATION ITEMS, NET AND OTHER CHARGES

	New Company	Reorganized Predecessor Company			Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Professional fees (a)	$—	$—	$—	$—	$10,303	$19,783
Provision for center closing	—	—	—	—	—	22,396
Write-off deferred financing costs (b)	—	—	—	—	—	9,068
Claims settlement (c)	—	—	—	—	4,757	—
Employee retention program (d)	—	—	—	—	—	2,447
Other (e)	(271)	—	(341)	—	(1,772)	3,037

Total reorganizations items, net	$(271)	$—	$(341)	$—	$13,288	$56,731

(a)	Included amounts for legal, accounting and financial advisory fees related to the Chapter 11 proceeding.
(b)	Represented financing costs associated with amounts borrowed under the senior secured credit agreement dated May 1, 1996, as amended and restated (the “Pre-petition Credit Agreement”) and with the issuance of the 10 7/8% Series B Senior Subordinated Notes due 2006 and the 12 1/4% Series B Senior Subordinated Discount Notes due 2006 (the “Pre-petition Subordinated Notes”).
(c)	Included amounts reserved for the settlement of administration claims, property tax interest and penalties and the related professional fees.
(d)	Represented a bonus, severance and retention program approved by the Bankruptcy Court to ensure the retention of certain employees who were actively involved in our restructuring.
(e)	Includes the reversal of estimated expenses accrued in Fiscal Year 2001.

Refinancing Costs

In Fiscal Year 2001, we recorded approximately $12,970 of refinancing charges related to the proposed restructuring of debt. The charges primarily included amounts paid prior to the Petition Date for legal and advisory services and certain payments made in connection with employee retention programs.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Restructuring Charges

In the Reorganized Predecessor Company 2002 Four Months, Products recorded charges of approximately $3,900 to move from a direct sales force in the People’s Republic of China, Hong Kong and India to sales through distributors. In the Reorganized Predecessor Company 2002 Four Months, Centers recorded charges of approximately $520 for the intended sale or closure of the four bowling centers that it operates in Hong Kong. These charges were partially offset by the reversal of accruals previously recorded related to the closure of certain international operations and for severance obligations.

In the Predecessor Company 2002 Two Months, we recorded charges of approximately $300 primarily related to Products restructuring its European sales and service network and Centers closure and sale of its golf driving ranges.

In Fiscal Year 2001, we recorded restructuring charges of approximately $2,100 related primarily to severance and other employee expenses.

Asset Impairment Charges

We recorded asset impairment charges of approximately $826 in the New Company 2004 Four Months, $1,138 in Fiscal Year 2003 and $3,500 in Fiscal Year 2001, representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling centers which were subsequently closed. Fair market value is generally determined based on the average sales proceeds from previous sales of idle bowling centers.

NOTE 10. INCOME TAXES

We were included in the consolidated federal and certain consolidated state income tax returns of our former parent, AMF Bowling, through March 8, 2002. For the period from March 9, 2002 through December 31, 2002 and January 1, 2003 through December 31, 2003, we filed consolidated federal and certain state income tax returns separate from AMF Bowling. We have a December 31 year-end for income tax purposes.

Realization of deferred tax assets associated with deductible temporary differences, the net operating losses (“NOLs”) and foreign tax credit carryforwards is dependent on generating sufficient future taxable income. Based on historical and expected future taxable earnings, management believes it is more likely than not that we will not realize the benefit of a majority of the deferred tax assets, and, accordingly, we have established a valuation allowance against the net deferred tax asset in the amount of $216,551. Further, as discussed below, such deferred tax assets have been substantially reduced by the income tax implications of the Chapter 11 proceeding.

As of June 27, 2004, we have not recorded U.S. deferred income taxes on certain undistributed earnings of our foreign subsidiaries. It is expected that these earnings will either be permanently reinvested in the operations within the respective country or, if repatriated, will be substantially offset by tax credits or NOLs. We have recorded deferred tax assets equal to the tax effect of earnings associated with various property sales in Australia since the proceeds from these sales are expected to be repatriated and the deferred tax benefits will be realized.

As a result of the Chapter 11 proceeding, we must generally reduce our tax attributes, such as NOLs, tax credits, capital loss carryforwards and tax basis in its assets, by any cancellation of indebtedness (“COD”) income realized. COD income is the amount of indebtedness discharged in the Chapter 11 proceeding. These circumstances will result in the elimination of the NOLs and tax credits existing on March 8, 2002 and a substantial reduction of the tax basis in the stock of certain subsidiaries.

Since the Plan provided for substantial changes in Worldwide’s ownership, there are annual limitations on the utilization of federal and certain state NOL carryforwards and net unrealized built-in losses existing on the Effective Date. After an ownership change, limits are placed on net operating loss carryforwards and certain built-in losses

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

existing on the change date. This annual limitation is $10,616 for taxable periods from March 9, 2002 through February 27, 2004. The net unrealized built-in loss items existing on the Effective Date are only subject to the annual limitation for the five year period beginning with the tax year ended December 31, 2002 and ending with the tax year ended December 31, 2006. In addition, the Merger with Kingpin Holdings on February 27, 2004 is also an ownership change subject to annual limitations on NOL carryforwards and net unrealized built-in losses. The new annual limitation is $6,338 starting on February 28, 2004. The net unrealized built-in loss items existing on the Merger date are only subject to the annual limitation for the five year period beginning with the tax year ended December 31, 2004 and ending with the tax year ended December 31, 2008.

The provision for income taxes is presented below:

	New Company	Reorganized Predecessor Company			Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Current income tax provision
U.S. Federal	$210	$—	$—	$—	$—	$—
State and local	(869)	2,183	3,163	—	—	—
Foreign	2,171	1,214	(2,032)	4,040	1,095	4,766

Total current provision	1,512	3,397	1,131	4,040	1,095	4,766

Deferred income tax provision
U.S. Federal	$—	$—	$—	$—	$—	$—
State and local	—	—	—	—	—	—
Foreign	(2,927)	—	—	—	—	—

Total deferred provision	(2,927)	—	—	—	—	—

Total provision	$(1,415)	$3,397	$1,131	$4,040	$1,095	$4,766

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

The provision for income taxes differs from the amount computed by applying the statutory rate to the income (loss) before income taxes primarily due to valuation allowances, foreign, state and local taxes, effects of the Chapter 11 proceeding and other permanent adjustments as follows:

	New Company	Reorganized Predecessor Company			Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Book income (loss) from operations before income taxes:
U.S. Federal and State	$(18,364)	$(45,173)	$9,447	$(12,009)	$703,628	$(174,256)
Foreign	(2,043)	812	(4,889)	413	(3,096)	(37,939)

Total	$(20,407)	$(44,361)	$4,558	$(11,596)	$700,532	$(212,195)

Tax provision (benefit) computed at statutory rate	$(7,142)	$(15,526)	$1,595	$(4,059)	$245,186	$(74,268)
Increases (reductions) in taxes due to:
Federal AMT tax	210	—	—	—	—	—
Foreign income taxes	(756)	1,214	(2,032)	4,040	1,095	4,766
State and local income taxes, net	(869)	2,183	2,056	—	—	—
Purchase accounting adjustments	4,333	—	—	—	—	—
Deconsolidated international subsidiaries	(578)	1,031	63	161	(285)	—
Adjustments to deferred taxes due to bankruptcy	—	—	—	—	58,013	—
Other permanent items	5,665	2,558	977	247	74	—
Cancellation of debt	—	—	—	—	(271,181)	—
Attribute write-down related to foreign subsidiaries adjustment	—	—	—	—	5,744	—
Change in valuation allowance for deferred tax assets	(1,553)	—	(8,379)	5,920	(48,310)	74,720
Miscellaneous and other adjustments	(725)	11,937	6,851	(2,269)	10,759	(452)

Actual provision	$(1,415)	$3,397	$1,131	$4,040	$1,095	$4,766

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 27, 2004 and June 29, 2003 consist of:

	New Company	Reorganized Predecessor Company
	June 27, 2004	June 29, 2003
Deferred income tax assets
Current assets:
Reserves not deductible for tax purposes	$32,280	$29,278

Noncurrent assets:
Net operating loss	63,682	26,336
Depreciation on property and equipment	10,964	33,278
Goodwill	110,034	126,881
Other intangible assets	2,518	2,331

Noncurrent deferred tax assets	187,198	188,826
Deferred taxes before valuation allowance	219,478	218,104
Valuation allowance	(216,551)	(218,104)

Net deferred tax assets	$2,927	$—

	New Company	Reorganized Predecessor Company
	June 27, 2004	June 29, 2003
Net operating loss schedule
June 30, 2002	$30,105	$30,105
June 30, 2003	37,597	37,597
June 30, 2004	96,003	—

Net operating loss carry forward	$163,705	$67,702

NOL’s of $30,105, $37,597 and $96,003 will expire in 2022, 2023 and 2024, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

In connection with the Merger, the land and related improvements of 186 owned U.S. bowling centers were sold and leased back for an initial period of 20 years. Centers and Products lease certain facilities and equipment under operating leases, which expire at various dates. Centers has certain ground leases, associated with several centers, which expire at various dates. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Presented below are contingent rentals and total rent expense:

	New Company	Reorganized Predecessor Company			Predecessor Company
	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
Contingent rentals	$236	$252	$408	$261	$125	$471
Total rent expense	20,157	20,236	26,513	9,531	4,819	31,030

Future minimum rental payments under operating and capital lease agreements as of June 27, 2004 are as follows:

	Operating	Capital
Fiscal year ending:
2005	$53,111	$746
2006	51,853	746
2007	50,221	386
2008	45,871	117
2009	43,230	68
Thereafter	566,828	—

Total	$811,114	2,063
Less amounts representing interest at weighted average interest rate of 9.42%		(267)

Present value of lease obligations		$1,796

Equipment Warranties

The following table provides a roll-forward from June 29, 2003 of our exposure related to equipment warranties for the year ended June 27, 2004:

Balance, June 29, 2003	$1,521
Provision	320
Payments	(714)
Exchange rate effect	9

Balance, June 27, 2004	$1,136

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment. Our aggregate amount of exposure related to equipment repurchase agreements is approximately $6,101 at June 27, 2004 of which $1,057 relates to equipment repurchase agreements entered into prior to the Petition Date. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan. Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

Our exposure under equipment repurchase agreements entered into after the Petition Date is $5,044 at June 27, 2004. This amount includes 19 equipment repurchase agreements that have been entered into since the Petition Date. We believe we can realize approximately $2,891 upon the sale of the equipment if it was required to perform under such agreements, leaving us with a net exposure of $2,153. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

Effective January 1, 2003, we adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require us to record the fair value of any equipment sale repurchase agreements executed or modified after December 31, 2002. Since this adoption, we have entered into repurchase agreements which resulted in a liability of approximately $123 related to the guarantees at fair value.

Management Agreement with CHS

We entered into a management agreement with CHS following the Merger. Under this agreement, CHS provides certain financial, operational and management services to us. The management agreement provides for an annual management fee to be paid to CHS of $2,000, the payment of which will be subordinated to the notes and will not be payable, among other reasons, if we are in default under the indenture governing the notes.

Asset Sales

From time to time, we sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the real estate.

During Fiscal Year 2004, we sold the land and buildings associated with the closure of six bowling centers in the U.S. for net proceeds of $3,110 and losses of $1,441, of which $810 was reserved and excess real estate and equipment in the U.S. for net proceeds of $1,337 and gains of the same amount. We also sold the land and building associated with two bowling centers in Australia for net proceeds of $3,974 and a gain of $2,069.

Litigation and Claims

Currently and from time to time, we are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation and environmental claims. In some actions, plaintiffs request punitive and other damages that may not be covered by insurance. In management’s opinion, the ordinary course claims and actions in which we are involved is not expected to have a material adverse impact on our financial position or results of operations. In addition, AMF Centers is a defendant in certain actions alleging violations of the federal legislation for transmission of unsolicited communications. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. In one of the actions, which was brought in Georgia state court, the court recently approved a settlement of the class action. It is not possible at this time to predict the outcome of the remaining action. AMF Centers also, from time to time, resolves claims alleging similar violations in order to avoid litigation.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 12. EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan to which certain U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, we match 100% of the first 3% and 50% of the next 2% of employee contributions. Employer contributions made prior to January 1, 1999 vest on the fifth anniversary of employment. Employer contributions made subsequent to December 31, 1998 vested immediately.

The amounts charged to expense under this plan were:

New Company 2004 Four Months	$574
Reorganized Predecessor Company 2004 Eight Months	1,187
Fiscal Year 2003	1,712
Reorganized Predecessor Company 2002 Four Months	666
Predecessor Company 2002 Two Months	333
Fiscal Year 2001	1,927

NOTE 13. EQUITY

General

In connection with the Merger, each former shareholder of Worldwide received $25.00 cash for each share of the Old Common Stock and all shares of Worldwide were canceled. The capital stock of Merger Sub became the capital stock of Worldwide as part of the merger and Kingpin Intermediate Corp. became the sole shareholder of Worldwide.

Additionally, each outstanding and unexercised stock option was canceled. The holders of these stock options received consideration in the amount of the difference between the stock option price and $25.00 multiplied by the number of shares subject to the vested portion of the option.

The table below summarizes the activity in the former 2002 Stock Option Plan:

Options
Outstanding at June 30, 2002	919,282
Granted	380,000
Forfeited	(353,282)
Exercised	—
Expired	—

Outstanding at June 29, 2003	946,000
Canceled	(946,000)

Outstanding at February 29, 2004	—

No awards were issued after February 29, 2004.

At June 29, 2003, 946,000 options were outstanding at an exercise price of $21.19 and a weighted average remaining life of 5.9 years. At June 29, 2003, 373,094 options were exercisable at an exercise price of $21.19 with a weighted average remaining life of 6.7 years.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 14. GEOGRAPHIC SEGMENTS

	New Company	Reorganized Predecessor Company			Predecessor Company
Operating revenue (In millions)	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months	Fiscal Year 2001
United States	$166.9	$354.6	$528.6	$175.5	$101.3	$535.7
Australia	17.3	35.5	43.4	14.2	6.1	40.3
Japan	6.4	16.6	15.7	6.3	1.6	25.0
United Kingdom	15.6	31.8	43.5	13.4	7.3	50.0
Other European	14.6	27.2	40.0	10.5	5.7	39.4
Other	4.5	7.9	13.8	5.8	3.1	23.1
Eliminations	(5.8)	(14.3)	(17.4)	(6.6)	(2.2)	(18.6)

Total	$219.5	$459.3	$667.6	$219.1	$122.9	$694.9

	New Company	Reorganized Company
Identifiable Assets (In millions)	June 27, 2004	June 29, 2003
United States	$365.8	$596.6
Australia	50.6	50.1
Japan	8.9	10.0
United Kingdom	44.9	41.2
Other European	18.4	20.5
Other	6.1	6.0
Eliminations	7.4	7.0

Total	$502.1	$731.4

NOTE 15. BUSINESS SEGMENTS

We operate in two business segments: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments is presented below:

	New Company 2004 Four Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales		Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$135.7	$		$(0.8)	$251.8	$13.2	$9.7
International	39.6		—	0.1	125.4	4.8	4.0

Subtotal	175.3		—	(0.7)	377.2	18.0	13.7

Products:
U.S.	26.8		4.4	0.3	82.7	2.3	0.7
International	17.4		1.4	(0.4)	22.9	0.1	0.2

Subtotal	44.2		5.8	(0.1)	105.6	2.4	0.9

Corporate	—		—	(11.6)	11.9	0.6	0.1
Eliminations	—		(5.8)	0.1	7.4	(0.2)	—

Total	$219.5		$—	$(12.3)	$502.1	$20.8	$14.7

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

	Reorganized Predecessor Company 2004 Eight Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Depreciation and amortization	Capital expenditures
Centers
U.S.	$304.9	$—	$39.7	$27.7	$25.3
International	80.7	—	5.8	9.1	4.8

Subtotal	385.6	—	45.5	36.8	30.1

Products:
U.S.	38.5	11.2	2.0	3.5	1.1
International	35.2	3.1	(2.3)	0.2	0.1

Subtotal	73.7	14.3	(0.3)	3.7	1.2

Corporate	—	—	(34.0)	1.1	2.1
Eliminations	—	(14.3)	0.3	(0.4)	—

Total	$459.3	$—	$11.5	$41.2	$33.4

	Fiscal Year 2003
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers
U.S.	$452.5	$—	$53.3	$481.6	$61.8	$27.0
International	108.5	—	7.7	101.1	12.5	7.5

Subtotal	561.0	—	61.0	582.7	74.3	34.5

Products:
U.S.	61.9	14.2	2.2	86.8	5.4	2.0
International	44.7	3.2	(4.0)	26.7	0.4	0.1

Subtotal	106.6	17.4	(1.8)	113.5	5.8	2.1

Corporate	—	—	(20.5)	28.2	1.3	2.3
Eliminations	—	(17.4)	0.6	7.0	(0.7)	—

Total	$667.6	$—	$39.3	$731.4	$80.7	$38.9

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

	Reorganized Predecessor Company 2002 Four Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers
U.S.	$148.5	$—	$10.6	$508.5	$23.3	$9.4
International	35.4	—	1.0	93.3	4.2	2.6

Subtotal	183.9	—	11.6	601.8	27.5	12.0

Products:
U.S.	21.9	5.1	0.7	91.9	1.3	1.1
International	13.3	1.5	(5.7)	31.9	0.2	—

Subtotal	35.2	6.6	(5.0)	123.8	1.5	1.1

Corporate	—	—	(8.0)	23.5	0.4	1.2
Eliminations	—	(6.6)	0.2	6.4	(0.5)	—

Total	$219.1	$—	$(1.2)	$755.5	$28.9	$14.3

	Predecessor Company 2002 Two Months
(In millions)	Revenue from unaffiliated customers	Inter- segment sales	Operating income (loss)	Depreciation and amortization	Capital expenditures	Extra- ordinary Item	Cumulative effect of change in accounting for goodwill
Centers
U.S.	$93.1	$—	$19.6	$13.6	$1.1	$—	$86.7
International	18.2	—	1.7	2.2	0.5	—	181.9

Subtotal	111.3	—	21.3	15.8	1.6	—	268.6

Products:
U.S.	6.5	1.7	(4.1)	1.3	0.4	—	449.8
International	5.0	0.5	—	0.1	0.1	—	—

Subtotal	11.5	2.2	(4.1)	1.4	0.5	—	449.8

Corporate	—	—	(3.3)	0.1	0.4	774.8	—
Eliminations	—	(2.2)	0.2	(0.2)	—	—	—

Total	$122.8	$—	$14.1	$17.1	$2.5	$774.8	$718.4

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

	Fiscal Year 2001
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers
U.S.	$466.8	$—	$18.0	$696.7	$86.5	$35.8
International	110.3	—	4.6	278.9	18.9	8.3

Subtotal	577.1	—	22.6	975.6	105.4	44.1

Products:
U.S.	55.2	13.7	(32.1)	531.1	23.9	2.6
International	62.6	4.9	(10.4)	36.7	0.9	0.3

Subtotal	117.8	18.6	(42.5)	567.8	24.8	2.9

Corporate	—	—	(26.9)	—	1.3	2.5
Eliminations	—	(18.6)	1.1	6.0	(1.5)	—

Total	$694.9	$—	$(45.7)	$1,549.4	$130.0	$49.5

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 1, we issued $150,000 of Subordinated Notes in connection with the Merger. The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheet as of June 27, 2004 and June 29, 2003, condensed consolidating statements of operations and cash flows for the New Company 2004 Four Months, Reorganized Predecessor Company 2004 Eight Months, Fiscal Year 2003, Reorganized Predecessor Company 2002 Four Months, Predecessor Company 2002 Two Months and Fiscal Year 2001. The elimination entries presented are necessary to combine the entities.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	June 27, 2004
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3,379	$6,484	$2,871	$—	$12,734
Accounts and notes receivable, net	—	21,333	4,404	—	25,737
Accounts and notes receivable - intercompany	16,288	150,135	20,146	(186,569)	—
Inventories, net	—	27,430	6,039	(2,724)	30,745
Prepaid expenses and other current assets	(7,137)	19,444	6,924	—	19,231

Total current assets	12,530	224,826	40,384	(189,293)	88,447

Notes receivable – intercompany	47,330	—	5,663	(52,993)	—
Property and equipment, net	7,256	315,007	41,627	66	363,956
Investment in subsidiaries	477,829	—	5	(477,834)	—
Other assets	30,003	98,258	(392)	(78,165)	49,704

Total assets	$574,948	$638,091	$87,287	$(798,219)	$502,107

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$496	$14,719	$6,446	$—	$21,661
Accrued expenses and other liabilities	13,533	60,189	6,257	—	79,979
Current portion of long-term debt	1,688	530	76	—	2,294
Accounts and notes payable - intercompany	130,212	13,576	42,781	(186,569)	—

Total current liabilities	145,929	89,014	55,560	(186,569)	103,934

Long-term debt, less current portion	283,317	2,837	349	—	286,503
Liabilities subject to resolution	—	233	—	—	233
Other long-term liabilities	21,569	56,422	174	(78,165)	—
Notes payable-intercompany	10,038	—	42,955	(52,993)	—

Total liabilities	460,853	148,506	99,038	(317,727)	390,670

Stockholder’s equity:
Common Stock	—	—	—	—	—
Paid-in capital	133,716	504,566	(10,975)	(493,591)	133,716
Accumulated (deficit) earnings	(16,334)	(9,965)	(886)	8,193	(18,992)
Accumulated other comprehensive income (loss)	(3,287)	(5,016)	110	4,906	(3,287)

Total stockholders’ equity	114,095	489,585	(11,751)	(480,492)	111,437

Total liabilities and stockholder’s equity	$574,948	$638,091	$87,287	$(798,219)	$502,107

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	June 29, 2003
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$48,123	$5,440	$2,712	$—	$56,275
Accounts and notes receivable, net	—	19,658	3,559	—	23,217
Accounts and notes receivable - intercompany	16,361	100,511	20,515	(137,387)	—
Inventories, net	—	29,184	4,817	—	34,001
Prepaid expenses and other current assets	(7,104)	20,424	5,699	—	19,019

Total current assets	57,380	175,217	37,302	(137,387)	132,512

Notes receivable – intercompany	116,268	—	5,663	(121,931)	—
Property and equipment, net	6,250	522,019	39,848	492	568,609
Investment in subsidiaries	638,944	—	—	(638,944)	—
Other assets	2,905	103,835	291	(76,762)	30,269

Total assets	$821,747	$801,071	$83,104	$(974,532)	$731,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$(1,487)	$13,529	$5,600	$—	$17,642
Accrued expenses and other liabilities	15,317	61,236	7,819	—	84,372
Current portion of long-term debt	40,367	231	303	—	40,901
Accounts and notes payable - intercompany	97,843	5,570	33,974	(137,387)	—

Total current liabilities	152,040	80,566	47,696	(137,387)	142,915

Long-term debt, less current portion	371,865	2,630	1,092	—	375,587
Liabilities subject to resolution	1,806	(483)	—	—	1,323
Other long-term liabilities	21,569	55,019	174	(76,762)	—
Notes payable-intercompany	63,394	12,802	45,735	(121,931)	—

Total liabilities	610,674	150,534	94,697	(336,080)	519,825

Stockholders’ equity:
Common Stock	100	—	—	—	100
Paid-in capital	212,361	476,867	38,529	(515,396)	212,361
Accumulated (deficit) earnings	(12,701)	150,215	(38,610)	(111,113)	(12,209)
Accumulated other comprehensive income (loss)	11,313	23,455	(11,512)	(11,943)	11,313

Total stockholders’ equity	211,073	650,537	(11,593)	(638,452)	211,565

Total liabilities and stockholders’ equity	$821,747	$801,071	$83,104	$(974,532)	$731,390

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2004 Four Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$193,996	$30,348	$(4,874)	$219,470

Operating expenses:
Cost of goods sold	—	54,465	9,143	(4,585)	59,023
Bowling center operating expenses	—	116,404	16,855	(281)	132,978
Selling, general and administrative expenses	11,034	5,693	1,418	—	18,145
Restructuring, refinancing and other	—	826	—	—	826
Depreciation and amortization	584	18,067	2,187	(55)	20,783

Total operating expenses	11,618	195,455	29,603	(4,921)	231,755

Operating income (loss)	(11,618)	(1,459)	745	47	(12,285)

Nonoperating expenses (income):
Interest expense	8,158	202	2,530	(2,522)	8,368
Interest income	(2,437)	(136)	(113)	2,522	(164)
Other expense (income)	(12,019)	12,290	(73)	(9)	189

Total nonoperating expenses, net	(6,298)	12,356	2,344	(9)	8,393

Income (loss) before reorganization items, net, provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(5,320)	(13,815)	(1,599)	56	(20,678)
Reorganization items, net	(116)	(155)	—	—	(271)

Income (loss) before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(5,204)	(13,660)	(1,599)	56	(20,407)
Provision (benefit) for income taxes	275	(1,312)	(378)	—	(1,415)
Equity in income (loss) of subsidiaries	(16,253)	—	—	16,253	—

Net income (loss)	$(21,732)	$(12,348)	$(1,221)	$16,309	$(18,992)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$407,506	$58,799	$(6,994)	$459,311

Operating expenses:
Cost of goods sold	—	83,626	16,108	(6,563)	93,171
Bowling center operating expenses	—	233,889	32,027	(431)	265,485
Selling, general and administrative expenses	32,882	12,627	2,456	—	47,965
Depreciation and amortization	1,079	35,959	4,333	(195)	41,176

Total operating expenses	33,961	366,101	54,924	(7,189)	447,797

Operating income (loss)	(33,961)	41,405	3,875	195	11,514

Nonoperating expenses (income):
Interest expense	24,101	59	66	—	24,226
Interest income	(41)	(252)	(225)	—	(518)
Loss on extinguishment of debt	35,318	—	—	—	35,318
Other expense (income)	(22,235)	17,643	1,432	9	(3,151)

Total nonoperating expenses, net	37,143	17,450	1,273	9	55,875

Income (loss) before provision for income taxes and equity in income (loss) of subsidiaries	(71,104)	23,955	2,602	186	(44,361)
Provision for income taxes	91	2,131	1,175	—	3,397
Equity in income (loss) of subsidiaries	23,437	—	—	(23,437)	—

Net income (loss)	$(47,758)	$21,824	$1,427	$(23,251)	$(47,758)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Fiscal Year 2003
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$596,336	$79,338	$(8,096)	$667,578

Operating expenses:
Cost of goods sold	—	123,320	19,376	(7,677)	135,019
Bowling center operating expenses	—	324,985	44,713	(419)	369,279
Selling, general and administrative expenses	19,184	18,348	4,672	—	42,204
Restructuring, refinancing and other charges	—	1,138	—	—	1,138
Depreciation and amortization	1,277	73,187	6,203	—	80,667

Total operating expenses	20,461	540,978	74,964	(8,096)	628,307

Operating income (loss)	(20,461)	55,358	4,374	—	39,271

Nonoperating expense (income):
Interest expense	39,588	251	2,139	(2,177)	39,801
Interest income	(2,399)	(371)	(100)	2,177	(693)
Other expense (income)	(8,905)	2,276	2,575	—	(4,054)

Total nonoperating expenses, net	28,284	2,156	4,614	—	35,054

Income (loss) before reorganization items, net, provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(48,745)	53,202	(240)	—	4,217
Reorganization items, net	—	(341)	—	—	(341)

Income (loss) before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(48,745)	53,543	(240)	—	4,558
Provision (benefit) for income taxes	—	2,637	(1,506)	—	1,131
Equity in income (loss) of subsidiaries	52,172	—	—	(52,172)	—

Net income (loss)	$3,427	$50,906	$1,266	$(52,172)	$3,427

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2002 Four Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$194,738	$28,834	$(4,517)	$219,055

Operating expenses:
Cost of goods sold	—	42,706	9,059	(4,857)	46,908
Bowling center operating expenses	—	108,867	16,756	(124)	125,499
Selling, general and administrative expenses	7,558	5,934	1,533	—	15,025
Restructuring, refinancing and other charges	—	3,831	49	—	3,880
Depreciation and amortization	346	26,224	2,388	(41)	28,917

Total operating expenses	7,904	187,562	29,785	(5,022)	220,229

Operating income (loss)	(7,904)	7,176	(951)	505	(1,174)

Nonoperating expenses (income):
Interest expense	15,012	84	118	—	15,214
Interest income	(239)	(117)	(50)		(406)
Other expense (income)	(10,533)	5,692	455	—	(4,386)

Total nonoperating expenses, net	4,240	5,659	523	—	10,422

Income (loss) before reorganization items, net, provision for income taxes and equity in income (loss) of subsidiaries	(12,144)	1,517	(1,474)	505	(11,596)
Reorganization items, net	53	(71)	18	—	—

Income (loss) before provision for income taxes and equity in income (loss) of subsidiaries	(12,197)	1,588	(1,492)	505	(11,596)
Provision for income taxes	—	2,851	1,189	—	4,040
Equity in income (loss) of subsidiaries	(3,439)	—	—	3,439	—

Net income (loss)	$(15,636)	$(1,263)	$(2,681)	$3,944	$(15,636)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Predecessor Company 2002 Two Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$109,590	$14,684	$(1,388)	$122,886

Operating expenses:
Cost of goods sold	—	17,294	3,608	(911)	19,991
Bowling center operating expenses	—	55,686	7,721	(50)	63,357
Selling, general and administrative expenses	3,316	4,277	471	—	8,064
Restructuring, refinancing and other charges	(781)	559	524	—	302
Depreciation and amortization	142	15,889	1,124	(11)	17,144

Total operating expenses	2,677	93,705	13,448	(972)	108,858

Operating income (loss)	(2,677)	15,885	1,236	(416)	14,028

Nonoperating expenses (income):
Interest expense	—	7,846	267	—	8,113
Interest income	100	(69)	(31)	—	—
Other expense (income)	(6,100)	6,040	967	—	907

Total nonoperating expenses, net	(6,000)	13,817	1,203	—	9,020

Income (loss) before reorganization items, net gain on debt discharge, net, fresh start accounting adjustments, provision (benefit) for income taxes, cumulative effect of change in accounting for goodwill and equity in income (loss) of subsidiaries	3,323	2,068	33	(416)	5,008
Reorganization items, net	16,462	(3,180)	6	—	13,288
Gain on debt discharge, net	(774,803)	—	—	—	(774,803)
Fresh start accounting adjustments	65,991	—	—	—	65,991

Income (loss) before provision (benefit) for income taxes, cumulative effect of change in accounting for goodwill and equity in income (loss) of subsidiaries	695,673	5,248	27	(416)	700,532
Provision (benefit) for income taxes	—	1,545	(450)	—	1,095

Income (loss) before cumulative effect of change in accounting for goodwill and equity in income (loss) of subsidiaries	695,673	3,703	477	(416)	699,437

Cumulative effect of change in accounting for goodwill	—	(701,403)	(17,011)	—	(718,414)
Equity in income (loss) of subsidiaries	(714,650)			714,650	—

Net income (loss)	$(18,977)	$(697,700)	$(16,534)	$714,234	$(18,977)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Fiscal Year 2001 (unaudited)
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$617,795	$88,182	$(11,099)	$694,878

Operating expenses:
Cost of goods sold	—	141,586	23,586	(10,553)	154,619
Bowling center operating expenses	—	339,128	46,026	(546)	384,608
Selling, general and administrative expenses	14,784	32,111	5,891	—	52,786
Restructuring, refinancing and other charges	13,036	5,600	—	—	18,636
Depreciation and amortization	1,388	121,105	7,888	(338)	130,043

Total operating expenses	29,208	639,530	83,391	(11,437)	740,692

Operating income (loss)	(29,208)	(21,735)	4,791	338	(45,814)

Nonoperating expenses (income):
Interest expense	4,485	98,384	2,007	—	104,876
Interest income	(57)	(776)	(303)	—	(1,136)
Other expense (income)	(34,511)	34,446	5,975	—	5,910

Total nonoperating expenses, net	(30,083)	132,054	7,679	—	109,650

Income (loss) before reorganization items, net, provision for income taxes and equity in income (loss) of subsidiaries	875	(153,789)	(2,888)	338	(155,464)
Reorganization items, net	22,011	33,917	803	—	56,731

Income (loss) before provision for income taxes and equity in income (loss) of subsidiaries	(21,136)	(187,706)	(3,691)	338	(212,195)
Provision for income taxes	3,964	169	633	—	4,766
Equity in income (loss) of subsidiaries	(191,861)	—	—	191,861	—

Net income (loss)	$(216,961)	$(187,875)	$(4,324)	$192,199	$(216,961)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	New Company 2004 Four Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(3,910)	$7,133	$2,530	$(493)	$5,260

Cash flows from investing activities:
Purchases of property and equipment	(88)	(11,742)	(2,893)	—	(14,723)
Proceeds from the sale of property and equipment	—	4,499	153	—	4,652

Net cash used in investing activities	(88)	(7,243)	(2,740)	—	(10,071)

Cash flows from financing activities:
Deferred financing costs	(301)	—	—	—	(301)
Repayment under capital lease obligations	—	(260)	—	—	(260)

Net cash used in financing activities	(301)	(260)	—	—	(561)

Effect of exchange rates on cash	—	—	—	493	493

Net decrease in cash	(4,299)	(370)	(210)	—	(4,879)
Cash and cash equivalents at beginning of period	7,678	6,854	3,081	—	17,613

Cash and cash equivalents at end of period	$3,379	$6,484	$2,871	$—	$12,734

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$228,143	$(227,854)	$2,371	$3,630	$6,290

Cash flows from investing activities:
Purchases of property and equipment	(2,125)	(28,612)	(2,617)	—	(33,354)
Proceeds from the sale of property and equipment	—	4,083	615	—	4,698
Proceeds from sale-leaseback agreements	—	254,000	—	—	254,000

Net cash provided by (used in) investing activities	(2,125)	229,471	(2,002)	—	225,344

Cash flows from financing activities:
Proceeds from long-term debt	285,000	—	—	—	285,000
Payments on long-term debt	(412,227)	—	—	—	(412,227)
Repayment under capital lease obligations	—	(203)	—	—	(203)
Dividends paid	(250,252)	—	—	—	(250,252)
Proceeds from issuance of common stock	133,716	—	—	—	133,716
Deferred financing costs	(21,747)	—	—	—	(21,747)
Stock options	(953)	—	—	—	(953)

Net cash used in financing activities	(266,463)	(203)	—	—	(266,666)

Effect of exchange rates on cash	—	—	—	(3,630)	(3,630)

Net increase (decrease) in cash	(40,445)	1,414	369	—	(38,662)
Cash and cash equivalents at beginning of period	48,123	5,440	2,712	—	56,275

Cash and cash equivalents at end of period	$7,678	$6,854	$3,081	$—	$17,613

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2003
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$55,257	$31,207	$(826)	$5,622	$91,260

Cash flows from investing activities:
Purchases of property and equipment	(2,286)	(33,121)	(3,477)	—	(38,884)
Proceeds from the sale of property and equipment	—	1,230	—	—	1,230
Other	—	135	—	—	135

Net cash used in investing activities	(2,286)	(31,756)	(3,477)	—	(37,519)

Cash flows from financing activities:
Payments on long-term debt	(25,768)	—	—	—	(25,768)
Repayment under capital lease obligations	—	(210)	—	—	(210)
Other	—	(33)	—	—	(33)

Net cash used in financing activities	(25,768)	(243)	—	—	(26,011)

Effect of exchange rates on cash	—	—	—	(5,622)	(5,622)

Net increase (decrease) in cash	27,203	(792)	(4,303)	—	22,108
Cash and cash equivalents at beginning of year	20,920	6,232	7,015	—	34,167

Cash and cash equivalents at end of year	$48,123	$5,440	$2,712	$—	$56,275

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2002 Four Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$3,276	$7,851	$(1,078)	$1,121	$11,170

Cash flows from investing activities:
Purchases of property and equipment	(1,696)	(11,430)	(1,202)	—	(14,328)
Proceeds from the sale of property and equipment	—	904	—	—	904

Net cash used in investing activities	(1,696)	(10,526)	(1,202)	—	(13,424)

Cash flows from financing activities:
Payments under revolving line of credit	(10,000)	—	—	—	(10,000)
Payments on long-term debt	(2,000)	—	—	—	(2,000)
Deferred financing costs	(552)	—	—	—	(552)

Net cash used in financing activities	(12,552)	—	—	—	(12,552)

Effect of exchange rates on cash	—	—	—	(1,121)	(1,121)

Net decrease in cash	(10,972)	(2,675)	(2,280)	—	(15,927)

Cash and cash equivalents at beginning of period	31,892	9,281	8,921	—	50,094

Cash and cash equivalents at end of period	$20,920	$6,606	$6,641	$—	$34,167

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Predecessor Company 2002 Two Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$24,941	$2,483	$(1,669)	$(1,791)	$23,964

Cash flows from investing activities:
Purchases of property and equipment	(421)	(1,659)	(429)	—	(2,509)

Net cash used in investing activities	(421)	(1,659)	(429)	—	(2,509)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Payments on long-term debt	(436,700)	—	—	—	(436,700)
Borrowing under revolving line of credit	10,000	—	—	—	10,000
Deferred financing costs	(11,743)	—	—	—	(11,743)

Net cash provided by financing activities	1,557	—	—	—	1,557

Effect of exchange rates on cash	—	—	—	1,791	1,791

Net increase (decrease) in cash	26,077	824	(2,098)	—	24,803

Cash and cash equivalents at beginning of period	5,815	8,457	11,019	—	25,291

Cash and cash equivalents at end of period	$31,892	$9,281	$8,921	$—	$50,094

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2001 (unaudited)
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(6,705)	$30,200	$4,199	$(105)	$27,589

Cash flows from investing activities:
Purchases of property and equipment	(360)	(44,703)	(4,399)	—	(49,462)
Other	—	300	—	—	300

Net cash used in investing activities	(360)	(44,403)	(4,399)	—	(49,162)

Cash flows from financing activities:
Net cash used in financing activities	—	—	—	—	—

Effect of exchange rates on cash	—	—	—	105	105

Net decrease in cash	(7,065)	(14,203)	(200)	—	(21,468)

Cash and cash equivalents at beginning of year	12,880	22,660	11,219	—	46,759

Cash and cash equivalents at end of year	$5,815	$8,457	$11,019	$—	$25,291

AMF BOWLING WORLDWIDE, INC.

SELECTED QUARTERLY FINANCIAL DATA

2004 Fiscal Quarters

	1st	2nd	3rd (a)	4th
Operating revenue	$148,014	$174,189	$200,744	$155,834
Operating income (loss)	(3,870)	19,699	(3,186)	(13,414)
Net income (loss)	(12,672)	12,494	(49,206)	(17,366)

Net income (loss) per share of common stock:
Basic	$(1.27)	$1.25	N/A	N/A
Diluted	(1.27)	1.21	N/A	N/A

2003 Fiscal Quarters

	1st	2nd	3rd	4th
Operating revenue	$150,627	$176,572	$187,861	$152,518
Operating income (loss)	(8,295)	18,353	32,381	(3,168)
Net income (loss)	(20,808)	7,243	21,112	(4,120)

Net income (loss) per share of common stock:
Basic	$(2.08)	$0.72	$2.11	$(0.41)
Diluted	(2.08)	0.72	2.11	(0.41)

(a)	The 2004 Third Quarter ended March 28, 2004 includes the New Company One Month and the Reorganized Predecessor Company Two Months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of September, 2004.

AMF BOWLING WORLDWIDE, INC.

By:	/s/ Frederick R. Hipp
Frederick R. Hipp
Director, President and Chief Executive Officer

By:	/s/ Christopher F. Caesar
Christopher F. Caesar
Senior Vice President, Chief Financial Officer
and Treasurer (principal financial officer)

By:	/s/ W. Thomas Didlake, Jr.
W. Thomas Didlake, Jr.
Vice President and Corporate Controller
(principal accounting officer)

S - 1

EXHIBIT INDEX

2.1	Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 2.1, for the year ended December 31, 2001 (File No. 001-12131)).

2.2	Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

2.3	Agreement and Plan of Merger dated as of November 26, 2003 among Kingpin Holdings, LLC, Kingpin Merger Sub, Inc. and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 28, 2003 (file No. 001-12131)).

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.1	Indenture dated as of February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 10.00% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).

4.3	Registration Rights Agreement dated as of February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated herein by reference to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 26, 2004 (file No. 333-117668)).

4.4	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.5	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.6	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

10.1	Senior Secured Credit Agreement, dated as of February 27, 2004 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institution listed on the signature pages thereto, and Credit Suisse First Boston LLC as Administrative Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent and Documentation Agent (without exhibits) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.2	Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2000 (File No. 001-12131)). *

10.3	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.38, for the year ended December 31, 2000 (File No. 001-12131)). *

10.4	Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.41, for the year ended December 31, 2000 (File No. 001-12131)). *

10.5	AMF Bowling Worldwide, Inc. 2002 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)). *

10.6	Employment Letter, dated as of January 22, 2002, between AMF Bowling Worldwide, Inc. and John H. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001 (File No. 001-12131)). *

E-1

10.7	Employment Agreement, dated as of December 6, 2002, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 30, 2003 (File No. 001-12131)). *

10.8	Grant Notice and Option Agreement, dated as of March 17, 2003, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 30, 2003 (File No. 001-12131)). *

10.9	Grant Notice and Option Agreement, dated as of April 16, 2003, between AMF Bowling Worldwide, Inc. and Philip Maslowe (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.17, for the fiscal year ended June 29, 2003 (File No. 001-12131)).*

10.10	Amendment dated November 18, 2003 to Employment Agreement between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. dated December 6, 2002 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter period ended December 28, 2003 (File No. 001-12131)).*

10.11	Amendement dated December 31, 2003 to Employment Agreement between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. dated December 6, 2002, as amended November 18, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended December 28, 2003 (File No. 001-12131)).*

10.12	Employment letter, dated as of February 27, 2004, between AMF Bowling Worldwide, Inc. and Frederick R. Hipp (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarterly period ended March 28, 2004 (File No. 001-12131)).*

10.13	Employment letter, dated as of January 31, 2004, between AMF Bowling Worldwide, Inc. and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarterly period ended March 28, 2004 (File No. 001-12131)).*

10.14	Employment letter dated as of March 19, 2004, between AMF Bowling Worldwide, Inc., Steven Pardis and George W. Vieth, Jr. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarterly period ended March 28, 2004 (File No. 001-12131)).*

10.15	Lease I Agreement dated February 27, 2004 between iStar Bowling Centers I LP, as Landlord, and AMF Bowling Centers, Inc., as Tenant (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.16	Lease II Agreement dated February 27, 2004 between iStar Bowling Centers II LP, as Landlord, and AMF Bowling Centers, Inc., as Tenant (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarterly period ended March 28, 2004 (File No. 001-12131).

10.17	Management Agreement, dated February 27, 2004, by and between CHS Management VI LP and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

21.1	Subsidiaries of the Company (filed herewith).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

E-2