Form 10-Q
period 2004-09-26
AMF BOWLING WORLDWIDE INC
filed 2004-11-08
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of September 26, 2004, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1. FINANCIAL STATEMENTS

	New Company
(In thousands, except share and per share data)	September 26, 2004	June 27, 2004
Assets
Current assets:
Cash	$16,284	$12,734
Accounts and notes receivable, net of allowance for doubtful accounts of $3,829 and $4,155, respectively	24,676	25,737
Inventories, net	31,927	30,745
Prepaid expenses and other current assets	13,999	19,231
Assets held for sale (Note 3)	45,320	—

Total current assets	132,206	88,447

Property and equipment, net	314,675	363,956
Other assets	47,591	49,704

Total assets	$494,472	$502,107

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$14,175	$21,661
Accrued expenses and other liabilities	80,841	79,979
Current portion of long-term debt	2,311	2,294
Liabilities held for sale (Note 3)	6,531	—

Total current liabilities	103,858	103,934

Long-term debt, less current portion	293,704	286,503
Liabilities, subject to resolution	233	233

Total liabilities	397,795	390,670

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(31,932)	(18,992)
Accumulated other comprehensive loss	(5,107)	(3,287)

Total stockholder’s equity	96,677	111,437

Total liabilities and stockholder’s equity	$494,472	$502,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	New Company	Reorganized Predecessor Company
(In thousands)	2005 First Quarter	2004 First Quarter
Operating revenue	$131,382	$138,680

Operating expenses:
Cost of goods sold	29,274	32,690
Bowling center operating expenses (net of $9,222 gain in 2005, discussed in Note 10)	85,078	84,100
Selling, general and administrative expenses	10,750	10,959
Asset impairment	1,303	—
Depreciation and amortization	12,865	14,385

Total operating expenses	139,270	142,134

Operating loss	(7,888)	(3,454)

Non-operating (income) expenses:
Interest expense	6,502	9,187
Interest income	(119)	(93)
Other income, net	(4,497)	(858)

Total non-operating expenses	1,886	8,236

Loss from continuing operations before income taxes	(9,774)	(11,690)
Provision for income taxes	3,407	111

Loss from continuing operations	(13,181)	(11,801)

Income (loss) from discontinued operations, net of tax (Note 3)	241	(871)

Net loss	$(12,940)	$(12,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	New Company	Reorganized Predecessor Company
(In thousands)	2005 First Quarter	2004 First Quarter
Operating activities:
Net loss	$(12,940)	$(12,672)
(Income) loss from discontinued operations, net of tax	(241)	871

Loss from continuing operations	(13,181)	(11,801)

Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Stock based compensation	—	105
Depreciation and amortization	12,865	14,385
Gain on the sale of property and equipment, net	(9,222)	(746)
Asset impairment	1,303	—
Changes in assets and liabilities:
Accounts and notes receivable, net	806	(287)
Inventories	(2,013)	300
Other assets	2,720	(708)
Accounts payable and accrued expenses	134	(3,789)
Income taxes payable	1,704	451
Other long-term liabilities	188	(27)

Net cash used in operating activities from continuing operations	(4,696)	(2,117)

Investing activities:
Purchases of property and equipment	(11,705)	(9,089)
Proceeds from the sale of property and equipment	14,896	892

Net cash provided by (used in) investing activities from continuing operations	3,191	(8,197)

Financing activities:
Borrowing under revolving line of credit	8,000	5,000
Payments of long-term debt	(643)	(25,358)
Payments under capital lease obligations	(140)	(56)

Net cash provided by (used in) financing activities from continuing operations	7,217	(20,414)

Effect of exchange rates on cash	(2,082)	(2,223)
Net cash used in discontinued operations	(80)	(1,074)

Net increase (decrease) in cash	3,550	(34,025)
Cash at beginning of period	12,734	56,275

Cash at end of period	$16,284	$22,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as otherwise noted)

(unaudited)

NOTE 1. BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation, and its subsidiaries (which may be referred to as Worldwide, the Company, we, us or our), operate in two business segments:

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

As of September 26, 2004, we operated 460 bowling centers worldwide. We operated 368 bowling centers in the U.S. and 92 bowling centers in five foreign countries. On September 30, 2004, we sold our bowling center business that operated 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71,200 and exited bowling center operations in that country. The results of operations for the centers in the United Kingdom have been reported as discontinued operations for all periods presented and related assets and liabilities are classified as “held for sale” in the Condensed Consolidated Balance Sheet.

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

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). The Company, as it existed after the Merger, is sometimes referred to as the “New Company.” Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger (the “Old Common Stock”) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258,700. The Old Common Stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”).

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2004 had 52 weeks and fiscal year 2005 has 53 weeks, with the extra week being reported in the fourth quarter.

NOTE 2. BASIS OF PRESENTATION

Our interim condensed consolidated financial statements presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and purchase method accounting adjustments, which are necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for all periods presented.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, we are referred to as the “New Company.” Our financial results during the three months ended September 26, 2004 and the three months ended September 28, 2003 are not comparable due to the Merger described above.

Period	Referred to as
Results for the New Company from June 28, 2004 through September 26, 2004	“New Company 2005 First Quarter”

Results for the Reorganized Predecessor Company from June 30, 2003 through September 28, 2003	“Reorganized Predecessor Company 2004 First Quarter”

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 3. DISCONTINUED OPERATIONS

During the New Company 2005 First Quarter, we committed to a plan to sell our bowling center operations in the United Kingdom and we sold such operations on September 30, 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the bowling operations of the United Kingdom are reported separately as discontinued operations for all periods presented.

The financial results of the United Kingdom bowling business, included in discontinued operations, were as follows:

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Revenue	$11,451	$9,334

Loss before income taxes	(96)	(509)
Provision (benefit) for income taxes	(337)	362

Income (loss) from discontinued operations	$241	$(871)

The assets and liabilities of the United Kingdom bowling business as of September 26, 2004 are classified as “held for sale” and were as follows:

September 26, 2004
Accounts receivable, net of allowance	$203
Inventory	813
Prepaid and other current assets	3,570
Property and equipment, net	40,576
Other	158

Assets held for sale	$45,320

Accounts payable	$3,718
Accrued expenses	2,813

Liabilities held for sale	$6,531

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss was $14,760 for the New Company 2005 First Quarter and $12,119 for the Reorganized Predecessor Company 2004 First Quarter. Accumulated other comprehensive loss of $5,107 at September 26, 2004 and $3,287 at June 27, 2004 is included in stockholder’s equity and consists of the foreign currency translation adjustment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 5. INVENTORIES, NET

Inventories, net at September 26, 2004 and June 27, 2004 consisted of:

	September 26, 2004	June 27, 2004
Products, at FIFO:
Raw materials	$6,269	$6,157
Work in process (a)	3,100	2,281
Finished goods and spare parts	15,383	14,362
Centers, at average cost:
Merchandise and spare parts	7,175	7,945

Total inventories	$31,927	$30,745

(a)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 26, 2004 and June 27, 2004 consisted of:

	September 26, 2004	June 27, 2004
Land	$36,711	$44,248
Buildings and improvements	118,347	143,124
Equipment, furniture and fixtures	175,848	186,488
Other	14,379	10,664

	345,285	384,524
Less accumulated depreciation	(30,610)	(20,568)

Property and equipment, net	$314,675	$363,956

Depreciation expense related to property and equipment was $12,458 in the New Company 2005 First Quarter and $14,218 in the Reorganized Predecessor Company 2004 First Quarter.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Cash paid during the period for:
Interest	$9,245	$15,524
Income taxes	830	707

NOTE 8. LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the debt the Reorganized Predecessor Company had in place prior to the Merger was paid in full.

Long-Term Debt Summary

Our long-term debt at September 26, 2004 and June 27, 2004 consisted of:

	September 26, 2004	June 27, 2004
Term Loan	$134,358	$135,000
Revolver	8,000	—
Subordinated Notes, 10%, due 2010	150,000	150,000
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	3,652	3,792

Total debt	296,015	288,797
Current maturities	(2,311)	(2,294)

Total long-term debt	$293,704	$286,503

Credit Agreement

We have $134,358 in term loans (the “Term Loan”) under a senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”). In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our subsidiaries that operate overseas. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our 10% Senior Subordinated Notes due 2010 for cash consideration in an amount that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our subsidiaries that operate overseas within a specified period of time.

At September 26, 2004, $8,000 was outstanding under the Revolver. Outstanding standby letters of credit issued under the Revolver totaled $18,135 leaving $13,865 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $127,608 due on August 27, 2009. Scheduled quarterly

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

principal payments of $296 are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

We have $150,000 of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”) with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture), we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to Kingpin Intermediate Corp. or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture) from the sale of International Operations (as defined in the Indenture).

NOTE 9. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding were $233 at September 26, 2004 and June 27, 2004. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from June 27, 2004 of our estimated exposure related to equipment warranties for the period ended September 26, 2004:

Balance, June 27, 2004	$1,136
Provision	66
Payments	(60)
Exchange rate effect	(1)

Balance, September 26, 2004	$1,141

The warranty reserve is evaluated on a regular basis to determine its adequacy. The reserve is based upon prior experience and management’s estimates.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Asset Sales

From time to time, we will sell real estate on which a bowling center is operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy such real estate. In addition, we will, from time to time, sell excess real estate.

The following table shows our asset sales for the New Company 2005 First Quarter:

	Proceeds	Gain/ (loss), net
U.S. Centers:
Excess property	$1,515	$528

International Centers (a):
Bowling centers (b)	13,381	9,473

Total asset sales	$14,896	$10,001

(a)	See Note 13 for information regarding the sale of our bowling center operations in the United Kingdom and Australia.
(b)	Includes three bowling centers in Australia which were sold in connection with sale-leaseback agreements for proceeds of $12,806 and gains of $9,928.

Net gains on sale of property and equipment are $9,222, and include the asset sales above. Centers net gains are included in bowling center operating expenses and Products net gains are included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

Litigation and Claims

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation, employee compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, we are a defendant in certain actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. In one of these actions, which was brought in Georgia state court, the court recently approved a settlement of the class action. It is not possible at this time to predict the outcome of the remaining action. From time to time, we resolve claims alleging similar violations in order to avoid litigation.

Effects of Threatened European Community Tariff Increases

The Commission of the European Community increased tariffs this year on certain U.S. exports to the countries comprising the European Community (the “EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (the “WTO”). A substantial portion of our bowling products imported into the EC is subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increases 1% each month thereafter up to a maximum of 14%. The U.S. Congress recently enacted legislation which was intended to address the issues raised by the EC. Until the EC or the WTO responds to this action, there can be no assurance that the additional duty will be removed or the sanctions will not have an adverse impact on our sales in the EC or margin.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 11. BUSINESS SEGMENTS

We operate in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations from continuing operations is presented below:

	New Company 2005 First Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$85.5	$—	$(10.5)	$252.0	$8.8	$10.1
International	18.7	—	7.4	116.9	1.9	0.1

Subtotal	104.2	—	(3.1)	368.9	10.7	10.2

Products:
U.S.	17.2	6.9	(1.2)	83.0	1.7	0.7
International	10.0	1.0	2.1	23.4	0.1	—

Subtotal	27.2	7.9	0.9	106.4	1.8	0.7

Corporate	—	—	(5.7)	11.7	0.4	0.8
Eliminations	—	(7.9)	—	7.5	—	—

Total	$131.4	$—	$(7.9)	$494.5	$12.9	$11.7

	Reorganized Predecessor Company 2004 First Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$89.5	$—	$(1.2)	$468.0	$10.5	$7.7
International	18.1	—	1.8	91.5	1.9	0.6

Subtotal	107.6	—	0.6	559.5	12.4	8.3

Products:
U.S.	18.0	4.2	1.7	86.6	1.4	0.3
International	13.1	1.1	(0.5)	30.2	0.1	—

Subtotal	31.1	5.3	1.2	116.8	1.5	0.3

Corporate	—	—	(5.4)	13.2	0.7	0.5
Eliminations	—	(5.3)	0.1	7.1	(0.2)	—

Total	$138.7	$—	$(3.5)	$696.6	$14.4	$9.1

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of September 26, 2004 and June 27, 2004, condensed consolidating statements of operations for the New Company 2005 First Quarter and Reorganized Predecessor Company 2004 First Quarter and the condensed consolidating statements of cash flows for the New Company 2005 First Quarter and the Reorganized Predecessor Company 2004 First Quarter. The elimination entries presented are necessary to combine the entities.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	September 26, 2004
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3,993	$7,647	$4,644	$—	$16,284
Accounts and notes receivable, net	—	20,726	3,950	—	24,676
Accounts and notes receivable - intercompany	20,753	148,429	8,361	(177,543)	—
Inventories, net	—	29,395	5,927	(3,395)	31,927
Prepaid expenses and other current assets	(7,383)	19,766	1,616	—	13,999
Assets held for sale	—	—	45,320	—	45,320

Total current assets	17,363	225,963	69,818	(180,938)	132,206

Notes receivable – intercompany	42,851	—	5,663	(48,514)	—
Property and equipment, net	7,639	299,903	4,777	2,356	314,675
Investment in subsidiaries	465,612	—	5	(465,617)	—
Other assets	28,994	97,051	(554)	(77,900)	47,591

Total assets	$562,459	$622,917	$79,709	$(770,613)	$494,472

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$17	$12,937	$1,221	$—	$14,175
Accrued expenses and other liabilities	9,365	66,570	4,906	—	80,841
Current portion of long-term debt	1,688	544	79	—	2,311
Accounts and notes payable - intercompany	135,871	13,361	28,311	(177,543)	—
Liabilities held for sale	—	—	6,531	—	6,531

Total current liabilities	146,941	93,412	41,048	(177,543)	103,858

Long-term debt, less current portion	290,674	2,699	331	—	293,704
Liabilities, subject to resolution	—	233	—	—	233
Other long-term liabilities	21,569	56,164	167	(77,900)	—
Notes payable-intercompany	5,559	—	42,955	(48,514)	—

Total liabilities	464,743	152,508	84,501	(303,957)	397,795

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	649,280	44,623	(693,903)	133,716
Accumulated deficit	(30,893)	(182,481)	(39,078)	220,520	(31,932)
Accumulated other comprehensive income (loss)	(5,107)	3,610	(10,337)	6,727	(5,107)

Total stockholder’s equity	97,716	470,409	(4,792)	(466,656)	96,677

Total liabilities and stockholder’s equity	$562,459	$622,917	$79,709	$(770,613)	$494,472

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	June 27, 2004
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3,379	$6,484	$2,871	$—	$12,734
Accounts and notes receivable, net	—	21,333	4,404	—	25,737
Accounts and notes receivable - intercompany	16,288	150,135	20,146	(186,569)	—
Inventories, net	—	27,430	6,039	(2,724)	30,745
Prepaid expenses and other current assets	(7,137)	19,444	6,924	—	19,231

Total current assets	12,530	224,826	40,384	(189,293)	88,447

Notes receivable – intercompany	47,330	—	5,663	(52,993)	—
Property and equipment, net	7,256	315,007	41,627	66	363,956
Investment in subsidiaries	477,829	—	5	(477,834)	—
Other assets	30,003	98,258	(392)	(78,165)	49,704

Total assets	$574,948	$638,091	$87,287	$(798,219)	$502,107

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$496	$14,719	$6,446	$—	$21,661
Accrued expenses and other liabilities	13,533	60,189	6,257	—	79,979
Current portion of long-term debt	1,688	530	76	—	2,294
Accounts and notes payable - intercompany	130,212	13,576	42,781	(186,569)	—

Total current liabilities	145,929	89,014	55,560	(186,569)	103,934

Long-term debt, less current portion	283,317	2,837	349	—	286,503
Liabilities, subject to resolution	—	233	—	—	233
Other long-term liabilities	21,569	56,422	174	(78,165)	—
Notes payable-intercompany	10,038	—	42,955	(52,993)	—

Total liabilities	460,853	148,506	99,038	(317,727)	390,670

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	504,566	(10,975)	(493,591)	133,716
Accumulated (deficit) earnings	(16,334)	(9,965)	(886)	8,193	(18,992)
Accumulated other comprehensive income (loss)	(3,287)	(5,016)	110	4,906	(3,287)

Total stockholder’s equity	114,095	489,585	(11,751)	(480,492)	111,437

Total liabilities and stockholder’s equity	$574,948	$638,091	$87,287	$(798,219)	$502,107

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2005 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$125,517	$9,590	$(3,725)	$131,382

Operating expenses:
Cost of goods sold	—	27,516	5,273	(3,515)	29,274
Bowling center operating expenses	—	80,533	4,755	(210)	85,078
Selling, general and administrative expenses	5,318	4,809	623	—	10,750
Asset impairment	—	1,303	—	—	1,303
Depreciation and amortization	430	12,307	137	(9)	12,865

Total operating expenses	5,748	126,468	10,788	(3,734)	139,270

Operating income (loss)	(5,748)	(951)	(1,198)	9	(7,888)

Non-operating (income) expenses:
Interest expense	6,429	73	—	—	6,502
Interest income	—	(111)	(8)	—	(119)
Other expense (income)	(7,481)	6,315	(3,331)	—	(4,497)

Total non-operating expenses	(1,052)	6,277	(3,339)	—	1,886

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(4,696)	(7,228)	2,141	9	(9,774)

Provision for income taxes	122	2,240	1,045	—	3,407

Income (loss) from continuing operations	(4,818)	(9,468)	1,096	9	(13,181)

Income from discontinued operations, net of tax	—	—	241	—	241

Equity in income (loss) of subsidiaries	(8,122)	—	—	8,122	—

Net income (loss)	$(12,940)	$(9,468)	$1,337	$8,131	$(12,940)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$132,265	$9,389	$(2,974)	$138,680

Operating expenses:
Cost of goods sold	—	31,040	4,458	(2,808)	32,690
Bowling center operating expenses	—	80,624	3,642	(166)	84,100
Selling, general and administrative expenses	4,729	5,314	916	—	10,959
Depreciation and amortization	666	13,513	206	—	14,385

Total operating expenses	5,395	130,491	9,222	(2,974)	142,134

Operating income (loss)	(5,395)	1,774	167	—	(3,454)

Non-operating (income) expenses:
Interest expense	9,125	62	—	—	9,187
Interest income	(8)	(81)	(4)	—	(93)
Other expense (income)	(7,436)	5,984	594	—	(858)

Total non-operating expenses	1,681	5,965	590	—	8,236

Loss from continuing operations before income taxes and equity in income (loss) of subsidiaries	(7,076)	(4,191)	(423)	—	(11,690)
Provision (benefit) for income taxes	—	(75)	186	—	111

Loss from continuing operations	(7,076)	(4,116)	(609)	—	(11,801)

Loss from discontinued operations, net of tax	—	—	(871)	—	(871)

Equity in income (loss) of subsidiaries	(5,596)	—	—	5,596	—

Net loss	$(12,672)	$(4,116)	$(1,480)	$5,596	$(12,672)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	New Company 2005 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(5,961)	$(2,755)	$1,938	$2,082	$(4,696)

Cash flows from investing activities:
Purchases of property and equipment	(782)	(10,838)	(85)	—	(11,705)
Proceeds from the sale of property and equipment	—	14,896	—	—	14,896

Net cash provided by (used in) investing activities	(782)	4,058	(85)	—	3,191

Cash flows from financing activities:
Borrowings under revolving line of credit	8,000	—	—	—	8,000
Repayments under long-term debt	(643)	—	—	—	(643)
Repayment under capital lease obligations	—	(140)	—	—	(140)

Net cash provided by (used in) financing activities	7,357	(140)	—	—	7,217

Effect of exchange rates on cash	—	—	—	(2,082)	(2,082)
Net cash used in discontinued operations	—	—	(80)	—	(80)

Net increase in cash	614	1,163	1,773	—	3,550
Cash at beginning of period	3,379	6,484	2,871	—	12,734

Cash at end of period	$3,993	$7,647	$4,644	$—	$16,284

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2004 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(14,393)	$7,571	$2,482	$2,223	$(2,117)
Cash flows from investing activities:
Purchases of property and equipment	(491)	(8,415)	(183)	—	(9,089)
Proceeds from the sale of property and equipment	—	892	—	—	892

Net cash used in investing activities	(491)	(7,523)	(183)	—	(8,197)

Cash flows from financing activities:
Borrowing under revolving line of credit	5,000	—	—	—	5,000
Payments on long-term debt	(25,358)	—	—	—	(25,358)
Repayment under capital lease obligations	—	(56)	—	—	(56)

Net cash used in financing activities	(20,358)	(56)	—	—	(20,414)

Effect of exchange rates on cash	—	—	—	(2,223)	(2,223)
Net cash used by discontinued operations	—	—	(1,074)	—	(1,074)

Net increase (decrease) in cash	(35,242)	(8)	1,225	—	(34,025)

Cash at beginning of period	48,123	5,440	2,712	—	56,275

Cash at end of period	$12,881	$5,432	$3,937	$—	$22,250

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 13. SUBSEQUENT EVENTS

On September 30, 2004, we sold our bowling center business that operated 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71,200.

On October 19, 2004, we signed a definitive agreement to sell our 45 operating bowling centers in Australia for approximately $49,300, subject to certain adjustments to be made at closing. The sale will also include the real estate associated with one closed bowling center. The transaction is expected to close by the end of November 2004, subject to certain closing conditions. Following consummation of the sale, we will have exited all bowling center operations in Australia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

AMF Bowling Worldwide, Inc., a Delaware Corporation, and its subsidiaries (which may be referred to as Worldwide, the Company, we, us or our) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). At September 26, 2004, Centers, the largest segment, represented 79.3% of consolidated revenue. In reviewing Centers, management focuses on revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin.

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) discuss the results of Centers and Products separately.

The MD&A discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes to the condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding. Unless the context otherwise indicates, dollar amounts in this MD&A are in millions.

Our Centers segment includes the operation of the U.S. and international facilities, which together operated 460 centers as of September 26, 2004. On September 30, 2004, we sold 33 centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country. The results of operations for the centers in the United Kingdom are reported as discontinued operations for all periods presented.

Our Products segment includes the manufacture of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes.

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). The Company, as it existed after the Merger, is sometimes referred to as the “New Company.” Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger (the “Old Common Stock”) including vested options and warrants, for aggregate proceeds (including option proceeds) of $258.7 million. The Old Common Stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide (the “New Common Stock”). As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

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

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, are referred to as the “New Company.” As a result of the Merger, our financial results during the three months ended September 26, 2004 and the three months ended September 28, 2003 are not comparable due to the Merger described above.

Period	Referred to as
Results for the New Company from June 28, 2004 through September 26, 2004	“New Company 2005 First Quarter”

Results for the Reorganized Predecessor Company from June 30, 2003 through September 28, 2003	“Reorganized Predecessor Company 2004 First Quarter”

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2004 had 52 weeks and fiscal year 2005 has 53 weeks, with the extra week being reported in the fourth quarter.

Consolidated Results

	New Company	Reorganized Predecessor Company
(In millions)	2005 First Quarter	2004 First Quarter
Operating revenue	$131.4	$138.7

Cost of goods sold	29.3	32.7
Bowling center operating expenses	85.1	84.1
Selling, general and administrative expenses	10.7	11.0
Asset impairment	1.3	—
Depreciation and amortization	12.9	14.4

Operating loss	(7.9)	(3.5)

Interest expense, net	6.4	9.1
Other income, net	(4.5)	(0.9)

Loss from continuing operations before income taxes	(9.8)	(11.7)
Provision for income taxes	3.4	0.1

Loss from continuing operations	(13.2)	(11.8)

Income (loss) from discontinued operations, net of tax	0.3	(0.9)

Net loss	$(12.9)	$(12.7)

2005 First Quarter compared with 2004 First Quarter

Revenue

Consolidated operating revenue was $131.4 million in the New Company 2005 First Quarter, a decrease of $7.3 million, or 5.3%, compared with the Reorganized Predecessor Company 2004 First Quarter. This decrease was partially attributable to a $2.6 million decrease in U.S. constant center revenue due primarily to a decrease in league lineage (number of games bowled per lane per day). In addition, closed centers represent a $1.9 million negative variance compared with the prior year period. Products revenue decreased $1.3 million, or 3.6%. These decreases were partially offset by an increase in international constant center revenue as a result of favorable foreign exchange rates.

Depreciation and Amortization

Depreciation and amortization decreased $1.5 million, or 10.4%, in the New Company 2005 First Quarter compared with the Reorganized Predecessor Company 2004 First Quarter. This decrease was primarily attributable to a $1.8 million decrease in depreciation as a result of the sale-leaseback agreements that were entered into in conjunction with the Merger (the “Sale-Leaseback Agreements”). Additionally, Centers depreciation decreased as a result of machinery and equipment acquired in 1996 becoming fully depreciated. These decreases were partially offset by an increase in depreciation primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger of $2.0 million and $0.3 million for U.S. Centers and Products, respectively.

Asset Impairment

In the New Company 2005 First Quarter we recorded $1.3 million related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets in the U.S.

Interest Expense, net

Interest expense, net decreased $2.7 million, or 29.7%, in the New Company 2005 First Quarter compared with the Reorganized Predecessor Company 2004 First Quarter, primarily the result of lower principal amounts and interest rates under our senior secured credit agreement (the “Credit Agreement”).

Provision for Income Taxes

Total income tax expense increased to $3.4 million in the New Company 2005 First Quarter from $0.1 million in the Reorganized Predecessor Company 2004 First Quarter, primarily due to the estimated gain on the sale of certain Australian bowling center properties.

Net Loss

Net loss for the New Company 2005 First Quarter totaled $12.9 million compared with a net loss of $12.7 million in the Reorganized Predecessor Company 2004 First Quarter. This change was primarily attributable to the decreases in revenue discussed above as well as charges incurred in the New Company 2005 First Quarter of $0.5 million related to certain senior management severance obligations which are recorded in selling, general and administrative expenses and bowling center operating expenses and $0.3 million related to costs incurred in conjunction with the Merger. These items are partially offset by the decrease in depreciation and amortization as discussed above as well as a decrease in cost of sales and operating expenses. In the New Company 2005 First Quarter, we recognized $0.5 million in gains related to the disposal of two Products branches and a 4.2 million gain related to an arbitration settlement regarding one of our leases in France. Additionally, the loss contributed from our discontinued operations decreased by $1.1 million.

Comprehensive Loss

Comprehensive loss for the New Company 2005 First Quarter totaled $14.8 million compared with $12.1 million in the Reorganized Predecessor Company 2004 First Quarter. The decrease in the loss was primarily attributable to the decrease in revenue as discussed above as well as an increase in the foreign currency translation adjustment.

Centers

Centers results reflect operations in our U.S. bowling centers (“U.S. Centers”) and our international bowling centers (“International Centers”). The results of operations for the centers in the United Kingdom have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Operating revenue (a)	$104.2	$107.6

Cost of goods sold	9.9	10.1
Bowling center operating expenses	85.4	84.5
Asset impairment	1.3	—
Depreciation and amortization	10.7	12.4

Operating income (loss)	(3.1)	0.6

(a)	Before intersegment eliminations.

To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 426 centers (367 U.S. Centers and 59 International Centers) that have been in operation one full fiscal year as of June 27, 2004.

The three principal sources of revenue and the percentage of each to total revenue is presented below:

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Revenue:
Bowling	57.1%	57.9%
Food and beverage	26.3%	26.1%
Ancillary sources	16.6%	16.0%

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

International Centers, which currently operates in four different countries, has an average bowling lineage mix of approximately 61% recreational lineage and 39% league lineage. Lineage has been declining for a number of years. Australia has experienced the most significant decline in lineage, particularly in league play. With the exception of Australia, the impact on revenue from the decline in International Centers lineage has also been generally offset with price increases. Price increases have generally paralleled local country inflation rates.

On September 30, 2004, we sold our bowling center business that operated 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country.

On October 19, 2004, we entered into a definitive agreement to sell our 45 operating bowling centers in Australia for approximately $49.3 million, subject to certain adjustments to be made at closing. The sale will also include the real estate associated with one closed bowling center. The transaction is expected to close by the end of November 2004, subject to certain closing conditions. Following the consummation of the sale, we will have exited our bowling center operations in Australia.

2005 First Quarter compared with 2004 First Quarter

Centers operating revenue for the New Company 2005 First Quarter decreased $3.4 million, or 3.2%, as compared to the Reorganized Predecessor Company 2004 First Quarter. U.S. constant center revenue decreased $2.6 million, or 2.9%, primarily the result of a decrease in league lineage. Revenue was negatively impacted in the New Company 2005 First Quarter by hurricanes and tropical storms in Florida and in the southern and mid-Atlantic regions of the U.S. and a delay in the start of the league season due to the timing of Labor Day in September 2004 versus September 2003. Also contributing to this decrease is a decline in revenue of $1.9 million attributable to the closure of 16 bowling centers since June 29, 2003. These decreases were partially offset by an increase in international constant center revenue of $1.0 million, or 5.8%, primarily attributable to a favorable foreign exchange rate variance of $1.0 million. Additionally, new center revenue increased $0.1 million.

Bowling center operating expenses increased $0.9 million, or 1.1%. This increase was primarily due to increases in U.S. constant center operating expenses of $8.2 million, or 12.3%, of which $7.3 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. constant center operating expenses increased approximately 1.0%. International center operating expenses increased $2.2 million, or 17.3%, partially attributable to an unfavorable foreign exchange rate variance of $0.6 million. Additionally, U.S. Centers incurred charges of $0.2 million related to certain senior management severance obligations. This increase was partially offset by an $8.7 million gain recognized in International Centers related to gains on disposals of fixed assets while U.S. Centers recognized $0.5 million related to gains on disposals of assets. Additionally, operating expenses decreased $1.1 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 82.1% for the New Company 2005 First Quarter and 78.5% for the Reorganized Predecessor Company 2004 First Quarter.

Depreciation and amortization decreased $1.7 million, or 13.7%, primarily attributable to a $1.8 million decrease as a result of the Sale-Leaseback Agreements. Additionally, U.S. Centers depreciation decreased as a result of machinery and equipment acquired in 1996 becoming fully depreciated. These decreases were partially offset by an increase in depreciation of $2.0 million primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating loss was $3.1 million in the New Company 2005 First Quarter versus operating income of $0.6 million in the Reorganized Predecessor Company 2004 First Quarter primarily due to the decrease in revenue partially offset by the decreases in operating expenses and depreciation and amortization as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $1.3 million in the New Company 2005 First Quarter.

Products

	New Company 2005 First Quarter	Reorganized Predecessor Company 2004 First Quarter
Products (a):
Operating revenue	$35.1	$36.4
Cost of goods sold	27.0	27.5

Gross profit	8.1	8.9

Selling, general and administrative expenses	5.4	6.2
Depreciation and amortization	1.8	1.5

Operating income	$0.9	$1.2

Selected data:
Gross profit margin	23.1%	24.5%

(a)	Before intersegment eliminations.

2005 First Quarter compared with 2004 First Quarter

Products operating revenue decreased $1.3 million, or 3.6%, primarily attributable to decreased revenue in Europe and Japan of $2.2 million and $1.2 million, respectively. These decreases were partially offset by an increase in revenue in the U.S. of $1.8 million.

Gross profit decreased $0.8 million, or 9.0%. The gross profit margin was 23.1% in the New Company 2005 First Quarter compared with 24.5% in the Reorganized Predecessor Company 2004 First Quarter. The decreased margin percentage was primarily attributable to the decrease in revenue as well as increased material expenses.

Products selling, general and administrative expenses decreased $0.8 million, or 12.9%, compared with the prior year quarter. The decrease in expenses is primarily attributable to the recognition of $0.7 million in gains on the disposal of two Products branches. This decrease was partially offset by increases in advertising and promotion as well as payroll expense.

Depreciation and amortization increased $0.3 million, or 20.0%, primarily due to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $0.9 million in the New Company 2005 First Quarter, a decrease of $0.3 million, or 25.0%, when compared with the Reorganized Predecessor Company 2004 First Quarter. The decrease in operating income is primarily due to the decrease in revenue in the international markets partially offset by the gains on disposal as discussed above.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

We have $134.4 million in term loans (the “Term Loan”) under our Credit Agreement which also has an aggregate revolving loan commitment of $40.0 million (the “Revolver”).

We generally rely on cash flow from operations and borrowings under the Revolver to fund our liquidity and capital expenditure needs. Our ability to repay our indebtedness will depend on future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings available or capacity under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

Liquidity

As of September 26, 2004, working capital was $28.3 million compared with a working capital deficit of $15.5 million at June 27, 2004. Excluding assets and liabilities held for sale, working capital was a deficit of $10.4 million at September 26, 2004. This change was primarily attributable to a decrease in accounts payable of $7.5 million as well as an increase in cash and inventory of $3.6 million and $1.2 million, respectively. Partially offsetting these increases was a decrease in prepaid expenses and other current assets of $5.2 million, a decrease in accounts receivable of $1.1 million and a $0.9 million increase in accrued liabilities.

Operating Cash Flow

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Cash flows from operating activities:
Before changes in assets and liabilities	$(8.0)	$1.1
Working capital	28.3	(14.2)
Other changes	(24.7)	10.1
Discontinued operations	(0.3)	0.9

Total	$(4.7)	$(2.1)

Net cash used in operating activities was $4.7 million in the New Company 2005 First Quarter compared with $2.1 million in the Reorganized Predecessor Company 2004 First Quarter, an increase of $2.6 million. The increase in net cash used in operating activities is primarily the result of an $8.5 million gain on the sale of property and equipment as well as an increase in cash used by working capital.

Investing

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Cash flows from investing activities:
Purchases of property and equipment	$(11.7)	$(9.1)
Proceeds from the sale of property and equipment	14.9	0.9

Total	$3.2	$(8.2)

Net cash provided by investing activities was $3.2 million in the New Company 2005 First Quarter compared with net cash used in investing activities of $8.2 million in the Reorganized Predecessor Company 2004 First Quarter. In the New Company 2005 First Quarter we received proceeds of $13.4 million related to the sale of property and equipment in Australia. Additionally, we received $1.5 million in proceeds related to excess property in the U.S. This increase in cash flow was partially offset by an increase in capital expenditures primarily related to Centers capital improvements.

Financing

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$7.3	$(20.3)
Payments under capital lease obligations	(0.1)	(0.1)

Total	$7.2	$(20.4)

Net cash provided by financing activities was $7.2 million in the New Company 2005 First Quarter compared with net cash used in financing activities of $20.4 million in the Reorganized Predecessor Company 2004 First Quarter. In the New Company 2005 First Quarter we borrowed $8.0 million on our revolving line of credit and made payments of approximately $0.6 million on the Term Loan.

Capital Resources

The following table shows our debt balances at September 26, 2004 and June 27, 2004

	September 26, 2004	June 27, 2004
Term Loan	$134.4	$135.0
Subordinated Notes, 10%, due 2010	150.0	150.0
Revolver	8.0	—
Mortgage note and capitalized leases	3.6	3.8

Total debt	$296.0	$288.8

In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our subsidiaries that operate overseas. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our 10% Senior Subordinated Notes due 2010 for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our subsidiaries that operate overseas within a specified period of time.

At September 26, 2004, $8.0 million was outstanding under the Revolver. Outstanding standby letters of credit issued under the Revolver totaled $18.1 million leaving $13.9 million available for additional borrowings or letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. We made a $0.3 million repayment, required due to certain asset sale proceeds during the New Company 2005 First Quarter.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of September 26, 2004.

On October 8, 2004, we repaid the $8.0 million outstanding on the Revolver. Additionally, on October 14, 2004, we made a required repayment under our Credit Agreement of approximately $16.1 million due to the sale of our bowling center operations in the United Kingdom, property sales in Australia and a lease termination in France. These repayments are not reflected in the Condensed Consolidated Balance Sheet at September 26, 2004. Non-scheduled prepayments under the Credit Agreement are applied ratably to the remaining scheduled principal payments.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

The following table shows our asset sales for the New Company 2005 First Quarter:

	Net Proceeds	Gain/ (loss), net
U.S. Centers:
Excess property	$1.5	$0.5

International Centers:
Bowling centers	13.4	9.5

Total asset sales	$14.9	$10.0

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country.

On October 19, 2004, we signed a definitive agreement to sell our 45 operating bowling centers in Australia for approximately $49.3 million, subject to certain adjustment to be made at closing. The sale will also include the real estate associated with one closed bowling center. The transaction is expected to close by the end of November 2004, subject to certain closing conditions. Following consummation of the sale, we will have exited all bowling center operations in Australia.

Capital Expenditures

	New Company	Reorganized Predecessor Company
	2005 First Quarter	2004 First Quarter
Centers	$10.2	$8.3
Products	0.7	0.3
Corporate	0.8	0.5

Total	$11.7	$9.1

Capital expenditures increased $2.6 million in the New Company 2005 First Quarter compared to the Reorganized Predecessor Company 2004 First Quarter primarily due to increased Centers expenditures. Capital expenditures are primarily funded from cash generated from operations.

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

Foreign currency exchange rates also impact the translation of operating results from International Centers and Products. International Centers represented 14.2% and 13.0% of consolidated revenue for the New Company 2005 First Quarter and the Reorganized Predecessor Company 2004 First Quarter, respectively. For the New Company 2005 First Quarter International Centers represented $7.4 million in operating income of the $7.9 million consolidated operating loss and in the 2004 First Quarter International Centers represented $1.8 million in operating income of the $3.5 million consolidated operating loss.

Products international operations represented 8.4% and 10.2% of consolidated revenue for the New Company 2005 First Quarter and the Reorganized Predecessor Company 2004 First Quarter, respectively. For the New Company 2005 First Quarter Products international operations represented $2.1 million in operating income of the $7.9 million consolidated operating loss and in the Reorganized Predecessor Company 2004 First Quarter Products international operations represented $0.5 million in operating loss of the $3.5 million consolidated operating loss.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the New Company 2005 First Quarter or the Reorganized Predecessor Company 2004 First Quarter.

Critical Accounting Policies

In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The critical accounting policies disclosed below have been reviewed with the Audit Committee of our parent company.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. As a result, we have closed certain individual center locations with some regularity. Recoverability of assets that will continue to be used in operations is measured by comparing the carrying amount of the asset to the related total future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

Inventory Obsolescence

As we monitor working capital (defined as current assets minus current liabilities), net inventory represents approximately 37% of our current assets (excluding discontinued operations). Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

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

Deferred Tax Assets

Management periodically reviews our gross deferred tax assets to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of SFAS No.109, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical and expected future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of a majority of our deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the continued decline in lineage and our difficulty in increasing lineage;

•	the seasonality and effect of unusual weather on bowling center operations;

•	the continued price pressure from the growth of lower cost, lower quality bowling products and readily available, low cost used equipment;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	fluctuations in foreign currency exchange rates;

•	the impact of potential retaliatory duties imposed on our products business by other countries;

•	the effect of our prior bankruptcy;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and through the use of interest rate cap agreements. At September 26, 2004, no interest rate cap agreements were outstanding. There are no other derivative instruments outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate.

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

The following table provides information about our fixed and variable-rate debt at September 26, 2004, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
September 1, 2010	$150.0	10.00%	—	—
August 27, 2009	—	—	$134.4	4.45%

The fair value of the Term Loan and the Subordinated Notes at September 26, 2004 was approximately $134.4 million and $158.2 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation, employee compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, we are a defendant in certain actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. In one of these actions, which was brought in Georgia state court, the court recently approved a settlement of the class action. It is not possible at this time to predict the outcome of the remaining action. From time to time, we resolve claims alleging similar violations in order to avoid litigation.

Effects of Threatened European Community Tariff Increases

The Commission of the European Community increased tariffs this year on certain U.S. exports to the countries comprising the European Community (the “EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (the “WTO”). A substantial portion of our bowling products imported into the EC is subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increases 1% each month thereafter up to a maximum of 14%. The U.S. Congress recently enacted legislation which was intended to address the issues raised by the EC. Until the EC or the WTO responds to this action, there can be no assurance that the additional duty will be removed or the sanctions will not have an adverse impact on our sales in the EC or margin.

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

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

10.1	Employment Letter, dated as of October 27, 2004, between AMF Bowling Worldwide, Inc. and Anthony J. Ponsiglione II (filed herewith).*

12.1	Statement re: Computation of Ratios (filed herewith).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(registrant)

/s/ Christopher F. Caesar	November 8, 2004
Christopher F. Caesar
Senior Vice President, Chief Financial Officer and Treasurer
(Duly authorized officer of the registrant and principal financial officer)