Form 10-Q
period 2004-12-26
AMF BOWLING WORLDWIDE INC
filed 2005-02-09
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of December 26, 2004, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1. FINANCIAL STATEMENTS

	New Company
(In thousands, except share and per share data)	December 26, 2004	June 27, 2004
Assets
Current assets:
Cash and cash equivalents	$31,284	$12,734
Accounts and notes receivable, net of allowance for doubtful accounts of $4,239 and $4,155, respectively	24,465	25,737
Inventories, net	31,854	30,745
Prepaid expenses and other current assets	13,452	19,231
Assets held for sale (Note 3)	51,125	—

Total current assets	152,180	88,447

Property and equipment, net	268,537	363,956
Other assets	44,132	49,704

Total assets	$464,849	$502,107

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$13,520	$21,661
Accrued expenses and other liabilities	75,658	79,979
Current portion of long-term debt	1,559	2,294
Liabilities held for sale (Note 3)	10,011	—

Total current liabilities	100,748	103,934

Long-term debt, less current portion	239,967	286,503
Liabilities, subject to resolution	213	233

Total liabilities	340,928	390,670

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(5,945)	(18,992)
Accumulated other comprehensive loss	(3,850)	(3,287)

Total stockholder’s equity	123,921	111,437

Total liabilities and stockholder’s equity	$464,849	$502,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	New Company	Reorganized Predecessor Company	New Company	Reorganized Predecessor Company
(In thousands)	2005 Second Quarter	2004 Second Quarter	2005 First Six Months	2004 First Six Months
Operating revenue	$149,290	$150,093	$266,889	$275,999

Operating expenses:
Cost of goods sold	39,424	33,419	67,150	64,647
Bowling center operating expenses	79,857	74,469	163,794	149,294
Selling, general and administrative expenses	15,712	12,000	26,464	22,958
Asset impairment	—	—	1,303	—
Depreciation and amortization	10,649	12,247	21,929	25,081

Total operating expenses	145,642	132,135	280,640	261,980

Operating income (loss)	3,648	17,958	(13,751)	14,019

Non-operating (income) expenses:
Interest expense	6,679	8,859	13,181	18,046
Interest income	(306)	(66)	(332)	(126)
Other income, net	(87)	(3,102)	(4,739)	(3,309)

Total non-operating expenses	6,286	5,691	8,110	14,611

Income (loss) from continuing operations before income taxes	(2,638)	12,267	(21,861)	(592)
Provision for income taxes	1,276	1,731	1,648	1,672

Income (loss) from continuing operations	(3,914)	10,536	(23,509)	(2,264)

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	(346)	1,958	6,309	2,086
Gain on disposal, net of tax	30,247	—	30,247	—

Income from discontinued operations	29,901	1,958	36,556	2,086

Net income (loss)	$25,987	$12,494	$13,047	$(178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	New Company	Reorganized Predecessor Company
(In thousands)	2005 First Six Months	2004 First Six Months
Operating activities:
Net income (loss)	$13,047	$(178)
Income from discontinued operations, net of tax	(36,556)	(2,086)

Loss from continuing operations	(23,509)	(2,264)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations:
Stock based compensation	—	210
Depreciation and amortization	21,929	25,081
(Gain) loss on the sale of property and equipment, net	257	(1,051)
Gain from casualty loss	—	(1,413)
Asset impairment	1,303	—
Changes in assets and liabilities:
Accounts and notes receivable, net	2,005	329
Inventories	(2,318)	1,226
Other assets	2,173	(4,772)
Accounts payable and accrued expenses	(1,619)	(2,775)
Income taxes payable	(264)	700
Other long-term liabilities	1,168	(29)

Net cash provided by operating activities from continuing operations	1,125	15,242

Investing activities:
Capital expenditures	(21,513)	(21,353)
Proceeds from:
Sale of property and equipment	1,548	3,427
Sale of subsidiary	69,875	—

Net cash provided by (used in) investing activities from continuing operations	49,910	(17,926)

Financing activities:
Payments of long-term debt	(47,080)	(28,380)
Payments under capital lease obligations	(211)	(146)

Net cash used in financing activities from continuing operations	(47,291)	(28,526)

Effect of exchange rates on cash	(2,123)	(1,754)
Net cash provided by discontinued operations	16,929	5,982

Net increase (decrease) in cash	18,550	(26,982)
Cash and cash equivalents at beginning of period	12,734	56,275

Cash and cash equivalents at end of period	$31,284	$29,293

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

(unaudited)

NOTE 1. BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation, and its subsidiaries (which may be referred to as Worldwide, the Company, we, us or our) operate in two business segments:

•	the operation of bowling centers in the United States and internationally (“Centers”); and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

As of December 26, 2004, we operated 425 bowling centers worldwide including 368 bowling centers in the U.S. and 57 international bowling centers, including 42 in Australia. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71,200. On February 8, 2005, we sold our 42 bowling centers in Australia for approximately $47,810 subject to certain post closing adjustments. We no longer have bowling center operations in the United Kingdom or Australia. The results of operations for the bowling centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented.

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

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc., a wholly-owned, indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide. Products is primarily operated through AMF Bowling Products, Inc., which is a wholly-owned, indirect subsidiary of Worldwide.

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). The Company, as it existed after the Merger, is sometimes referred to as the “New Company.” Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger including vested options and warrants, for aggregate proceeds (including option proceeds) of $258,700. The old common stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide. As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for all periods presented.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, we are referred to as the “New Company.” Our financial results during the three and six months ended December 26, 2004 and the three and six months ended December 28, 2003 are not comparable due to the Merger.

Period	Referred to as
Results for the New Company from September 27, 2004 through December 26, 2004	“New Company 2005 Second Quarter”

Results for the New Company from June 28, 2004 through December 26, 2004	“New Company 2005 First Six Months”

Results for the Reorganized Predecessor Company from September 29, 2003 through December 28, 2003	“Reorganized Predecessor Company 2004 Second Quarter”

Results for the Reorganized Predecessor Company from June 30, 2003 through December 28, 2003	“Reorganized Predecessor Company 2004 First Six Months”

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 3. DISCONTINUED OPERATIONS

In the New Company 2005 Second Quarter, we sold our bowling center operations in the United Kingdom for gross proceeds of approximately $71,200. Additionally, in February 2005, we sold our bowling center operations in Australia for approximately $47,810. The gain on the Australian sale is not recorded in the New Company 2005 Second Quarter. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the bowling operations of the United Kingdom and Australia are reported separately as discontinued operations for all periods presented.

The financial results of the United Kingdom and Australian bowling center operations, included in discontinued operations, were as follows:

	New Company	Reorganized Predecessor Company	New Company	Reorganized Predecessor Company
	2005 Second Quarter	2004 Second Quarter	2005 First Six Months	2004 First Six Months
Revenue	$12,562	$24,096	$37,796	$46,204

Income from operations, pretax	114	1,470	9,467	2,130
Provision (benefit) for income taxes	460	(488)	3,158	44

Income (loss) from operations, after tax	(346)	1,958	6,309	2,086

Gain on disposal, pretax	33,642	—	33,642	—
Provision for income taxes	3,395	—	3,395	—

Gain on disposal, after tax	30,247	—	30,247	—

Income from discontinued operations	$29,901	$1,958	$36,556	$2,086

The assets and liabilities of the Australian bowling center operations are classified as “held-for-sale” as of December 26, 2004 and were as follows:

December 26, 2004
Accounts receivable, net of allowance	$114
Inventories, net	1,411
Prepaid and other current assets	1,519
Property and equipment, net	45,461
Other	2,620

Assets held for sale	$51,125

Accounts payable	$510
Accrued expenses and other liabilities	9,501

Liabilities held for sale	$10,011

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 4. EQUITY BASED COMPENSATION

Effective September 27, 2004, Kingpin Holdings adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units of Kingpin Holdings, at an exercise price of $10.0 per common unit, to twenty two (22) senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin Holdings or Worldwide. We currently use the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the unit option and the exercise price on the date of the grant. No compensation expense for the unit options is reflected in the New Company 2005 Second Quarter or the New Company 2005 First Six Months net earnings, as all options granted under this plan had an exercise price not less than the market value of the common unit on the date of the grant.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income was $27,244 for the New Company 2005 Second Quarter, $12,484 for the New Company 2005 First Six Months, $17,116 for the Reorganized Predecessor Company 2004 Second Quarter and $4,997 for the Reorganized Predecessor Company 2004 First Six Months. Accumulated other comprehensive loss of $3,850 at December 26, 2004 and $3,287 at June 27, 2004 is included in stockholder’s equity and consists of the foreign currency translation adjustment.

NOTE 6. INVENTORIES, NET

Inventories, net, at December 26, 2004 and June 27, 2004 consisted of:

	December 26, 2004	June 27, 2004
Products, at FIFO:
Raw materials	$6,459	$6,157
Work in process (a)	3,585	2,281
Finished goods and spare parts	15,592	14,362
Centers, at average cost:
Merchandise and spare parts	6,218	7,945

Total inventories, net	$31,854	$30,745

(a)	Work in process also includes certain inventory shipments in-transit to customers.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 26, 2004 and June 27, 2004 consisted of:

	December 26, 2004	June 27, 2004
Land	$29,771	$44,248
Buildings and improvements	109,652	143,124
Equipment, furniture and fixtures	153,481	186,488
Other	11,490	10,664

	304,394	384,524
Less accumulated depreciation	(35,857)	(20,568)

Property and equipment, net	$268,537	$363,956

Depreciation expense related to property and equipment was $10,683 in the New Company 2005 First Quarter, $21,597 in the New Company 2005 First Six Months, $12,201 in the Reorganized Predecessor Company 2004 Second Quarter and $31,303 in the Reorganized Predecessor Company 2004 First Six Months.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	New Company	Reorganized Predecessor Company
	2005 First Six Months	2004 First Six Months
Cash paid during the period for:
Interest	$11,182	$18,776
Income taxes	1,956	1,577

NOTE 9. LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the debt the Reorganized Predecessor Company had in place prior to the Merger was paid in full.

Long-Term Debt Summary

Our long-term debt at December 26, 2004 and June 27, 2004 consisted of:

	December 26, 2004	June 27, 2004
Term Loan	$87,921	$135,000
Revolver	—	—
Subordinated Notes, 10%, due 2010	150,000	150,000
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	3,600	3,792

Total debt	241,526	288,797
Current maturities	(1,559)	(2,294)

Total long-term debt	$239,967	$286,503

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Credit Agreement

At December 26, 2004, we owed $87,921 in term loans (the “Term Loan”) under a senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”). In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our 10% Senior Subordinated Notes due 2010 for cash consideration in an amount that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time.

At December 26, 2004, there were no borrowings outstanding under the Revolver. Outstanding standby letters of credit issued under the Revolver totaled $18,114 leaving $21,886 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $83,723 due on August 27, 2009. Scheduled quarterly principal payments of $221 are due on the last day of each calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

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

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

In 2001, Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective on March 8, 2002, which is the date on which the Debtors emerged from Chapter 11. Liabilities subject to resolution in the

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Chapter 11 proceeding were $213 at December 26, 2004 and $233 at June 27, 2004. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from June 27, 2004 of our estimated exposure related to equipment warranties for the period ended December 26, 2004:

Balance, June 27, 2004	$1,136
Provision	125
Payments	(104)
Exchange rate effect	3

Balance, December 26, 2004	$1,160

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

The following table shows our asset sales for the reported periods:

	2005 Second Quarter		2005 First Six Months
	Proceeds	Gain/ (loss), net	Proceeds	Gain/ (loss), net
U.S. Centers:
Excess property	$3	$3	$1,518	$531

Centers net gains are included in bowling center operating expenses and Products net gains are included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

Litigation and Claims

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation, employee compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, we are a defendant in two actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. The plaintiffs in these actions sought statutory damages and have requested geographically-limited class certifications. In one of these actions, which was brought in Georgia state court, the court has approved a settlement of the class action. It is not possible at this time to predict the outcome of the remaining action. From time to time, we resolve claims alleging similar violations in order to avoid litigation.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

European Community Tariff

The Commission of the European Community increased tariffs last year on certain U.S. exports to the countries comprising the European Community (the “EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (the “WTO”). A substantial portion of our bowling products imported into the EC was subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 14%. The U.S. Congress recently enacted legislation which was intended to address the issues raised by the EC. The EC has agreed to repeal temporarily the additional duty retroactive to January 1, 2005 until the WTO determines that the U.S. legislation adequately responded to global trade rules. There can be no assurance that the WTO will make a favorable determination.

NOTE 12. BUSINESS SEGMENTS

We operate in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these segments from continuing operations is presented below:

	New Company 2005 Second Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$112.5	$—	$13.0	$252.1	$8.1	$8.5
International	4.7	—	0.3	67.7	0.3	0.1

Subtotal	117.2	—	13.3	319.8	8.4	8.6

Products:
U.S.	15.2	5.3	0.3	78.2	1.7	0.7
International	16.9	1.1	—	27.1	0.1	0.1

Subtotal	32.1	6.4	0.3	105.3	1.8	0.8

Corporate	—	—	(10.0)	32.2	0.5	0.4
Eliminations	—	(6.4)	—	7.5	(0.1)	—

Total	$149.3	$—	$3.6	$464.8	$10.6	$9.8

	Reorganized Predecessor Company 2004 Second Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$116.7	$—	$24.9	$483.1	$10.5	$11.3
International	5.8	—	0.4	106.9	0.2	0.5

Subtotal	122.5	—	25.3	590.0	10.7	11.8

Products:
U.S.	12.2	4.8	0.4	80.1	1.2	0.2
International	15.4	1.2	(0.9)	31.4	0.1	0.1

Subtotal	27.6	6.0	(0.5)	111.5	1.3	0.3

Corporate	—	—	(6.9)	(7.0)	0.2	0.6
Eliminations	—	(6.0)	0.1	7.2	—	—

Total	$150.1	$—	$18.0	$701.7	$12.2	$12.7

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

	New Company 2005 First Six Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$198.0	$—	$2.5	$252.1	$16.9	$18.6
International	9.6	—	(1.8)	67.7	0.6	0.2

Subtotal	207.6	—	0.7	319.8	17.5	18.8

Products:
U.S.	32.5	12.2	(0.9)	78.2	3.4	1.4
International	26.8	2.1	2.1	27.1	0.2	0.1

Subtotal	59.3	14.3	1.2	105.3	3.6	1.5

Corporate	—	—	(15.7)	32.2	0.9	1.2
Eliminations	—	(14.3)	—	7.5	(0.1)	—

Total	$266.9	$—	$(13.8)	$464.8	$21.9	$21.5

	Reorganized Predecessor Company 2004 First Six Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$206.2	$—	$24.5	$483.1	$21.0	$19.0
International	11.1	—	0.9	106.9	0.7	0.7

Subtotal	217.3	—	25.4	590.0	21.7	19.7

Products:
U.S.	30.2	9.0	2.1	80.1	2.6	0.5
International	28.5	2.3	(1.4)	31.4	0.2	0.1

Subtotal	58.7	11.3	0.7	111.5	2.8	0.6

Corporate	—	—	(12.3)	(7.0)	0.9	1.1
Eliminations	—	(11.3)	0.2	7.2	(0.3)	—

Total	$276.0	$—	$14.0	$701.7	$25.1	$21.4

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of December 26, 2004 and June 27, 2004, condensed consolidating statements of operations for the New Company 2005 Second Quarter, Reorganized Predecessor Company 2004 Second Quarter, New Company 2005 First Six Months and Reorganized Predecessor Company 2004 First Six Months and the condensed consolidating statements of cash flows for the New Company 2005 First Six Months and the Reorganized Predecessor Company 2004 First Six Months. The elimination entries presented are necessary to combine the entities.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	December 26, 2004
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$24,298	$4,967	$2,019	$—	$31,284
Accounts and notes receivable, net	—	20,414	4,051	—	24,465
Accounts and notes receivable - intercompany	26,548	165,616	8,879	(201,043)	—
Inventories, net	—	29,657	5,710	(3,513)	31,854
Prepaid expenses and other current assets	(6,346)	17,922	1,876	—	13,452
Assets held for sale	—	51,125	—	—	51,125

Total current assets	44,500	289,701	22,535	(204,556)	152,180

Notes receivable – intercompany	1,896	—	3,000	(4,896)	—
Property and equipment, net	7,595	253,571	4,891	2,480	268,537
Investment in subsidiaries	446,334	—	5	(446,339)	—
Other assets	28,250	93,416	(657)	(76,877)	44,132

Total assets	$528,575	$636,688	$29,774	$(730,188)	$464,849

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$120	$12,381	$1,019	$—	$13,520
Accrued expenses and other liabilities	17,092	53,512	5,054	—	75,658
Current portion of long-term debt	884	586	89		1,559
Accounts and notes payable - intercompany	126,568	43,402	31,073	(201,043)	—
Liabilities held for sale	—	10,011	—	—	10,011

Total current liabilities	144,664	119,892	37,235	(201,043)	100,748

Long-term debt, less current portion	237,041	2,584	342	—	239,967
Liabilities, subject to resolution	—	213	—	—	213
Other long-term liabilities	21,569	55,141	167	(76,877)	—
Notes payable-intercompany	347	4,549	—	(4,896)	—

Total liabilities	403,621	182,379	37,744	(282,816)	340,928

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	677,220	9,432	(686,652)	133,716
Accumulated deficit	(4,912)	(228,467)	(6,377)	233,811	(5,945)
Accumulated other comprehensive income (loss)	(3,850)	5,556	(11,025)	5,469	(3,850)

Total stockholder’s equity	124,954	454,309	(7,970)	(447,372)	123,921

Total liabilities and stockholder’s equity	$528,575	$636,688	$29,774	$(730,188)	$464,849

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2005 Second Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$140,792	$11,716	$(3,218)	$149,290

Operating expenses:
Cost of goods sold	—	36,364	6,527	(3,467)	39,424
Bowling center operating expenses	—	75,796	4,141	(80)	79,857
Selling, general and administrative expenses	9,532	4,803	1,377	—	15,712
Depreciation and amortization	499	9,897	258	(5)	10,649

Total operating expenses	10,031	126,860	12,303	(3,552)	145,642

Operating income (loss)	(10,031)	13,932	(587)	334	3,648

Non-operating (income) expenses:
Interest expense	6,641	38	—	—	6,679
Interest income	(265)	(26)	(15)	—	(306)
Other (income) expense	(6,241)	6,771	(617)	—	(87)

Total non-operating (income) expenses	135	6,783	(632)	—	6,286

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(10,166)	7,149	45	334	(2,638)

Provision (benefit) for income taxes	219	669	388	—	1,276

Income (loss) from continuing operations	(10,385)	6,480	(343)	334	(3,914)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	442	(788)	—	(346)
Gain on disposal, net of tax	30,247	—	—	—	30,247

Income (loss) from discontinued operations	30,247	442	(788)	—	29,901

Equity in income (loss) of subsidiaries	6,125	—	—	(6,125)	—

Net income (loss)	$25,987	$6,922	$(1,131)	$(5,791)	$25,987

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 Second Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$142,702	$10,274	$(2,883)	$150,093

Operating expenses:
Cost of goods sold	—	31,022	5,081	(2,684)	33,419
Bowling center operating expenses	—	70,240	4,414	(185)	74,469
Selling, general and administrative expenses	6,706	4,506	788	—	12,000
Depreciation and amortization	229	11,778	240	—	12,247

Total operating expenses	6,935	117,546	10,523	(2,869)	132,135

Operating income (loss)	(6,935)	25,156	(249)	(14)	17,958

Non-operating (income) expenses:
Interest expense	8,793	66	—	—	8,859
Interest income	97	(59)	(104)	—	(66)
Other (income) expense	(8,852)	5,776	27	(53)	(3,102)

Total non-operating (income) expenses	38	5,783	(77)	(53)	5,691

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(6,973)	19,373	(172)	39	12,267

Provision for income taxes	—	1,204	527	—	1,731

Income (loss) from continuing operations	(6,973)	18,169	(699)	39	10,536

Income (loss) from discontinued operations, net of tax	—	(656)	2,614	—	1,958

Equity in income (loss) of subsidiaries	19,467	—	—	(19,467)	—

Net income (loss)	$12,494	$17,513	$1,915	$(19,428)	$12,494

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2005 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$252,526	$21,306	$(6,943)	$266,889

Operating expenses:
Cost of goods sold	—	62,332	11,800	(6,982)	67,150
Bowling center operating expenses	—	155,188	8,896	(290)	163,794
Selling, general and administrative expenses	14,850	9,614	2,000	—	26,464
Asset impairment	—	1,303	—	—	1,303
Depreciation and amortization	929	20,619	395	(14)	21,929

Total operating expenses	15,779	249,056	23,091	(7,286)	280,640

Operating income (loss)	(15,779)	3,470	(1,785)	343	(13,751)

Non-operating (income) expenses:
Interest expense	13,070	111	—	—	13,181
Interest income	(265)	(44)	(23)	—	(332)
Other (income) expense	(13,722)	12,931	(3,948)	—	(4,739)

Total non-operating (income) expenses	(917)	12,998	(3,971)	—	8,110

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(14,862)	(9,528)	2,186	343	(21,861)

Provision (benefit) for income taxes	341	(126)	1,433	—	1,648

Income (loss) from continuing operations	(15,203)	(9,402)	753	343	(23,509)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	6,856	(547)	—	6,309
Gain on disposal, net of tax	30,247	—	—	—	30,247

Income (loss) from discontinued operations	30,247	6,856	(547)	—	36,556

Equity in income (loss) of subsidiaries	(1,997)	—	—	1,997	—

Net income (loss)	$13,047	$(2,546)	$206	$2,340	$13,047

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$262,193	$19,663	$(5,857)	$275,999

Operating expenses:
Cost of goods sold	—	60,600	9,539	(5,492)	64,647
Bowling center operating expenses	—	141,589	8,056	(351)	149,294
Selling, general and administrative expenses	11,435	9,819	1,704	—	22,958
Depreciation and amortization	895	23,740	446	—	25,081

Total operating expenses	12,330	235,748	19,745	(5,843)	261,980

Operating income (loss)	(12,330)	26,445	(82)	(14)	14,019

Non-operating (income) expenses:
Interest expense	17,918	128	—	—	18,046
Interest income	89	(107)	(108)	—	(126)
Other (income) expense	(16,288)	12,411	621	(53)	(3,309)

Total non-operating (income) expenses	1,719	12,432	513	(53)	14,611

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(14,049)	14,013	(595)	39	(592)

Provision for income taxes	—	959	713	—	1,672

Income (loss) from continuing operations	(14,049)	13,054	(1,308)	39	(2,264)

Income from discontinued operations, net of tax	—	343	1,743	—	2,086

Equity in income (loss) of subsidiaries	13,871	—	—	(13,871)	—

Net income (loss)	$(178)	$13,397	$435	$(13,832)	$(178)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	New Company 2005 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(669)	$(380)	$51	$2,123	$1,125

Cash flows from investing activities:
Capital expenditures	(1,207)	(20,050)	(256)	—	(21,513)
Proceeds from the sale of:
Property and equipment	—	1,548	—	—	1,548
Sale of subsidiary	69,875	—	—	—	69,875

Net cash provided by (used in) investing activities	68,668	(18,502)	(256)	—	49,910

Cash flows from financing activities:
Repayments under long-term debt	(47,080)	—	—	—	(47,080)
Repayment under capital lease obligations	—	(211)	—	—	(211)

Net cash used in financing activities	(47,080)	(211)	—	—	(47,291)

Effect of exchange rates on cash	—	—	—	(2,123)	(2,123)
Net cash provided by (used in) discontinued operations	—	17,576	(647)	—	16,929

Net increase (decrease) in cash	20,919	(1,517)	(852)	—	18,550

Cash at beginning of period	3,379	6,484	2,871	—	12,734

Cash at end of period	$24,298	$4,967	$2,019	$—	$31,284

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2004 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(4,613)	$15,452	$2,649	$1,754	$15,242

Cash flows from investing activities:
Capital expenditures	(1,097)	(19,583)	(673)	—	(21,353)
Proceeds from the sale of property and equipment	—	3,394	33	—	3,427

Net cash used in investing activities	(1,097)	(16,189)	(640)	—	(17,926)

Cash flows from financing activities:
Payments on long-term debt	(28,380)	—	—	—	(28,380)
Repayment under capital lease obligations	—	(146)	—	—	(146)

Net cash used in financing activities	(28,380)	(146)	—	—	(28,526)

Effect of exchange rates on cash	—	—	—	(1,754)	(1,754)
Net cash provided by discontinued operations	—	3,535	2,447	—	5,982

Net increase (decrease) in cash	(34,090)	2,652	4,456	—	(26,982)

Cash at beginning of period	48,123	5,440	2,712	—	56,275

Cash at end of period	$14,033	$8,092	$7,168	$—	$29,293

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 14. SUBSEQUENT EVENTS

On February 8, 2005, we sold our 42 bowling centers in Australia for approximately $47,810 and exited bowling center operations in that country. The purchase price is subject to certain post-closing adjustments.

On February 8, 2005, we prepaid the principal balance of $482 that was due on a capital lease for bowling equipment, which we lease to a customer in Portugal.

On February 8, 2005, our Board of Directors approved a dividend of approximately $46,830 to Kingpin Intermediate Corp., which is our sole shareholder. This dividend will eventually be distributed to the equity holders of Kingpin Holdings. Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the net cash proceeds from the sale of certain international operations. As a condition to making such distribution, the Indenture requires us to first make an offer to the holders of our Subordinated Notes to purchase Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds (as defined in the Indenture) at a price equal to 102% of the aggregate principal amount being purchased. We expect to make an offer to purchase approximately $46,830 of Subordinated Notes at 102% on or about February 11, 2005. The offer will expire twenty business days after it is made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

AMF Bowling Worldwide, Inc., a Delaware Corporation, and its subsidiaries (which may be referred to as Worldwide, the Company, we, us or our) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). At December 26, 2004, Centers, the largest segment, represented 80.5% of consolidated revenue. In reviewing Centers, management focuses on revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin.

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

Our Centers segment had 425 bowling centers on December 26, 2004 (368 in the U.S. and 57 internationally). On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $71.2 million and exited bowling center operations in that country.

On February 8, 2005, we sold our 42 bowling centers in Australia for approximately $47.8 million and exited bowling center operations in that country. The purchase price is subject to certain post-closing adjustments. The results of operations of the bowling centers in the United Kingdom and Australia are reported as discontinued operations for all periods presented.

Our Products segment includes the manufacture of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes.

Merger

On November 26, 2003, Kingpin Holdings, LLC (“Kingpin Holdings”) and its wholly-owned subsidiary, Kingpin Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger with Worldwide (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 27, 2004, Merger Sub was merged into Worldwide with Worldwide being the surviving corporation (the “Merger”). The Company, as it existed after the Merger, is sometimes referred to as the “New Company.” Each shareholder of Worldwide received $25.00 in cash for each share of the common stock of Worldwide that was outstanding prior to the Merger including vested options and warrants, for aggregate proceeds (including option proceeds) of $258.7 million. The old common stock was canceled and the common stock of Merger Sub became the new common stock of Worldwide. As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of Worldwide.

Kingpin Holdings is a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm.

Consolidated Results

The results of operations of the consolidated group of companies, Centers and Products are discussed below. The business segment results are presented before intersegment eliminations since we believe this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, are referred to as the “New Company.” As a result of the Merger, our financial results during the three and six months ended December 26, 2004 and the three and six months ended December 28, 2003 are not comparable due to the Merger described above.

Period	Referred to as
Results for the New Company from September 27, 2004 through December 26, 2004	“New Company 2005 Second Quarter”

Results for the New Company from June 28, 2004 through December 26, 2004	“New Company 2005 First Six Months”

Results for the Reorganized Predecessor Company from September 29, 2003 through December 28, 2003	“Reorganized Predecessor Company 2004 Second Quarter”

Results for the Reorganized Predecessor Company from June 30, 2003 through December 28, 2003	“Reorganized Predecessor Company 2004 First Six Months”

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2004 had 52 weeks and fiscal year 2005 has 53 weeks, with the extra week being reported in the fourth quarter.

Consolidated Results

	New Company	Reorganized Predecessor Company	New Company	Reorganized Predecessor Company
(In millions)	2005 Second Quarter	2004 Second Quarter	2005 First Six Months	2004 First Six Months
Operating revenue	$149.3	$150.1	$266.9	$276.0

Operating expenses:
Cost of goods sold	39.4	33.4	67.2	64.6
Bowling center operating expenses	79.9	74.5	163.8	149.3
Selling, general and administrative expenses	15.7	12.0	26.5	23.0
Asset impairment	—	—	1.3	—
Depreciation and amortization	10.6	12.2	21.9	25.1

Operating income (loss)	3.6	18.0	(13.8)	14.0

Interest expense, net	6.4	8.8	12.8	17.9
Other income, net	(0.1)	(3.1)	(4.7)	(3.3)

Income (loss) from continuing operations before income taxes	(2.6)	12.3	(21.9)	(0.6)
Provision for income taxes	1.3	1.7	1.6	1.7

Income (loss) from continuing operations	(3.9)	10.5	(23.5)	(2.3)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(0.3)	2.0	6.3	2.1
Gain on disposal, net of tax	30.2	—	30.2	—

Income from discontinued operations	29.9	2.0	36.6	2.1

Net income (loss)	$26.0	$12.5	$13.0	$(0.2)

Revenue

Consolidated operating revenue for the New Company 2005 Second Quarter was $149.3 million, a decrease of $0.8 million, or 0.5%, compared with the Reorganized Predecessor Company 2004 Second Quarter. This decrease was partially attributable to a $2.6 million decrease in U.S. constant center revenue due primarily to a decrease in league and open lineage (number of games bowled per lane per day). In addition, closed centers represent a $3.0 million negative variance compared with the prior year period. These decreases were partially offset by an increase in Products revenue of $4.9 million, or 14.6%.

Consolidated operating revenue for the New Company 2005 First Six Months was $266.9 million, a decrease of $9.1 million, or 3.3%, compared with the Reorganized Predecessor Company 2004 First Six Months. This decrease was attributable to a $5.2 million decrease in U.S. constant center revenue due primarily to a decrease in league lineage. Additionally, closed centers represent a $4.7 million negative variance compared with the prior year period. These losses were partially offset by an increase in Products revenue of $3.6 million, or 5.1%.

Depreciation and Amortization

Depreciation and amortization decreased $1.6 million, or 13.1%, in the New Company 2005 Second Quarter and $3.2 million, or 12.7%, in the New Company 2005 First Six Months when compared with the prior year periods. These decreases were primarily attributable to decreases in depreciation as a result of the sale-leaseback agreements that were entered into in conjunction with the Merger (the “Sale-Leaseback Agreements”) of $1.8 million and $3.6 million for the New Company 2005 Second Quarter and New Company 2005 First Six Months, respectively. Additionally, Centers depreciation decreased as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. These decreases were partially offset by an increase in depreciation primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger of $2.7 million and $5.5 million for the New Company 2005 Second Quarter and New Company 2005 First Six Months, respectively.

Asset Impairment

In the New Company 2005 First Six Months, we recorded $1.3 million related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets in the U.S.

Interest Expense, net

Interest expense, net decreased $2.4 million, or 27.3%, in the New Company 2005 Second Quarter and $5.1 million, or 28.5%, in the New Company 2005 First Six Months compared with prior year periods. These decreases are primarily the result of lower principal amounts and interest rates under our senior secured credit agreement (the “Credit Agreement”).

Provision for Income Taxes

Total income tax expense increased to $5.1 million in the New Company 2005 Second Quarter from $1.2 million in the Reorganized Predecessor Company 2004 Second Quarter, including tax expense on discontinued operations. The increase to income tax expense for the quarter is primarily attributable to the gain on the sale of our bowling center operations in the United Kingdom.

Total income tax expense increased to $8.2 million in the New Company 2005 First Six Months from $1.7 million in the Reorganized Predecessor Company 2004 First Six Months. The tax provision recorded for the New Company 2005 First Six Months includes federal, state, and foreign taxes, including tax expense on discontinued operations. The increase is primarily due to the gain on the sale of our bowling center operations in the United Kingdom and the taxation of individual subsidiaries by separate foreign jurisdictions. Various foreign subsidiaries and branches recorded a combined tax expense of $5.2 million as compared to an expense of $0.8 million for the Reorganized Predecessor Company 2004 First Six Months based on various foreign tax rates. This increase is due in part to property sales in Australia and a lease buyout for a bowling center in France. AMF Bowling Centers, Inc, a wholly-owned indirect subsidiary of Worldwide, recorded a state tax benefit of $0.4 million for the six months ended December 26, 2004 compared with an expense of $0.9 million for the Reorganized Predecessor Company 2004 First Six Months.

Net Income (Loss)

Net income (loss) for the New Company 2005 Second Quarter and New Company 2005 First Six Months totaled $26.0 million and $13.0 million, respectively, compared with $12.5 million and $(0.2) million, respectively in the Reorganized Predecessor Company 2004 Second Quarter and the Reorganized Predecessor Company 2004 First Six Months. These increases were primarily attributable to the changes discussed above as well as the recognition of the gain on the disposal of the discontinued operations of our United Kingdom bowling centers of $30.2 million in the New Company 2005 Second Quarter. In the New Company 2005 First Six Months we also recognized a $4.2 million gain related to a negotiated termination of one of our bowling center leases in France. Additionally, the income contributed from our discontinued operations increased by $4.2 million in the New Company 2005 First Six Months. These increases were partially offset by increases in operating expenses primarily attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Additionally, in the New Company 2005 First Six Months, we incurred expenses of $5.6 million related to strategic initiatives, $0.6 million related to certain senior management severance obligations, $1.3 million in connection with losses related to a forward exchange contract and $0.9 million related to actions alleging violations of federal legislation involving unsolicited communications.

Comprehensive Income

Comprehensive income for the New Company 2005 Second Quarter and the New Company 2005 First Six Months totaled $27.2 million and $12.5 million, respectively, compared with $17.1 million and $5.0 million for the Reorganized Predecessor Company 2004 Second Quarter and the Reorganized Predecessor Company 2004 First Six Months. These increases are primarily attributable to the gain recognized on the sale of our bowling centers in the United Kingdom.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally. The results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

	New Company	Reorganized Predecessor Company	New Company	Reorganized Predecessor Company
(In millions)	2005 Second Quarter	2004 Second Quarter	2005 First Six Months	2004 First Six Months
Operating revenue (a)	$117.2	$122.5	$207.6	$217.3

Operating expenses:
Cost of goods sold	11.3	11.7	19.6	20.3
Bowling center operating expenses	84.2	74.7	168.5	150.0
Asset impairment	—	—	1.3	—
Depreciation and amortization	8.4	10.8	17.5	21.6

Operating income	$13.3	$25.3	$0.7	$25.4

(a)	Before intersegment eliminations.

To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 383 centers (368 located in the U.S. and 15 international centers) that have been in operation one full fiscal year as of June 27, 2004.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	New Company	Reorganized Predecessor Company
	2005 First Six Months	2004 First Six Months
Revenue:
Bowling	58.2%	58.5%
Food and beverage	27.4%	27.3%
Ancillary sources	14.5%	14.2%

Bowling revenue, the largest component of a center’s revenue, is derived from league play and recreational play, each representing approximately 50% of annual bowling revenue in U.S centers operations. League lineage (number of games bowled per lane per day) has been declining for a number of years. Recreational play includes managed, or scheduled play (such as birthday or corporate parties), and open, or unscheduled play. The decline in U.S. centers revenue that could be expected from the decline in lineage has been generally offset with price increases.

On September 30, 2004, we sold our bowling center business that operated 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country.

On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $47.8 million, subject to certain post-closing adjustments and exited bowling center operations in that country.

2005 Second Quarter compared with 2004 Second Quarter

Centers operating revenue for the New Company 2005 Second Quarter decreased $5.3 million, or 4.3%, as compared with the Reorganized Predecessor Company 2004 Second Quarter. U.S. constant center revenue decreased $2.6 million, or 2.3%, primarily the result of a decrease in league and open lineage. Also contributing to this decrease is a decline in revenue of $3.0 million attributable to the closure of 12 bowling centers since June 29, 2003. These decreases were partially offset by an increase in new center revenue of $0.1 million.

Bowling center operating expenses increased $9.5 million, or 12.7%. This increase was primarily due to increases in U.S. constant center operating expenses of $9.9 million, or 14.8%, of which $7.3 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. constant center operating expenses increased approximately 3.9% primarily the result of increased payroll and insurance expenses. Additionally, U.S. centers recorded a charge of $0.9 million related to actions alleging violations of federal legislation involving unsolicited communications. In the Reorganized Predecessor Company 2004 Second Quarter, Centers recognized $1.4 million related to casualty gains. Offsetting these increases was a decrease in operating expenses of $2.2 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 71.8% for the New Company 2005 Second Quarter and 61.0% for the Reorganized Predecessor Company 2004 Second Quarter.

Depreciation and amortization decreased $2.4 million, or 22.2%, primarily attributable to a $1.8 million decrease as a result of the Sale-Leaseback Agreements. Additionally, U.S. centers depreciation decreased as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. These decreases were partially offset by an increase in depreciation of $2.3 million primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $13.3 million in the New Company 2005 Second Quarter versus operating income of $25.3 million in the Reorganized Predecessor Company 2004 Second Quarter primarily due to the decrease in revenue and increased operating expenses partially offset by the decreases in depreciation and amortization as discussed above.

2005 First Six Months compared with 2004 First Six Months

Centers operating revenue for the New Company 2005 First Six Months decreased $9.7 million, or 4.5%, as compared with the Reorganized Predecessor Company 2004 First Six Months. U.S. constant center revenue decreased $5.2 million, or 2.6%, primarily the result of a decrease in league lineage. Also contributing to this decrease is a decline in revenue of $4.7 million attributable to the closure of 12 bowling centers since June 29, 2003. These decreases were partially offset by an increase in new center revenue of $0.3 million.

Bowling center operating expenses increased $18.5 million, or 12.3%. This increase was primarily due to increases in U.S. constant center operating expenses of $18.1 million, or 13.8%, of which $14.6 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. constant center operating expenses increased approximately 2.6% primarily attributable to increases in payroll, insurance and tax expenses. Additionally, U.S. centers recorded a charge of $0.9 million related to actions alleging violations of federal legislation involving unsolicited communications. In the Reorganized Predecessor Company 2004 Second Quarter, Centers recognized $1.4 million related to casualty gains. Offsetting these increases was a decrease in operating expenses of $3.2 million due to closed bowling centers. In the New Company 2005 First Six Months, international centers incurred charges of $0.8 million related to losses on disposals of fixed assets while U.S. centers recognized $0.5 million related to gains on disposals of assets. As a percentage of revenue, Centers operating expenses were 81.2% for the New Company 2005 First Six Months and 69.0% for the Reorganized Predecessor Company 2004 First Six Months.

Depreciation and amortization decreased $4.1 million, or 19.0%, primarily attributable to a $3.6 million decrease as a result of the Sale-Leaseback Agreements. Additionally, U.S. centers depreciation decreased as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. These decreases were partially offset by an increase in depreciation of $4.5 million primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $0.7 million in the New Company 2005 First Six Months versus operating income of $25.4 million in the Reorganized Predecessor Company 2004 First Six Months primarily due to the decrease in revenue as well as the increase in operating expenses partially offset by the decrease in depreciation and amortization as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $1.3 million in the New Company 2005 First Six Months.

Products

	New Company	Reorganized Predecessor Company	New Company	Reorganized Predecessor Company
(In millions)	2005 Second Quarter	2004 Second Quarter	2005 First Six Months	2004 First Six Months
Products (a):
Operating revenue	$38.5	$33.6	$73.6	$70.0
Cost of goods sold	30.2	27.4	57.1	54.9

Gross profit	8.3	6.2	16.5	15.1

Selling, general and administrative expenses	6.2	5.3	11.7	11.5
Depreciation and amortization	1.8	1.3	3.6	2.8

Operating income (loss)	$0.3	$(0.5)	$1.2	$0.7

Selected data:
Gross profit margin	21.6%	18.5%	22.4%	21.6%

(a)	Before intersegment eliminations.

2005 Second Quarter compared with 2004 Second Quarter

Products operating revenue increased $4.9 million, or 14.6%, primarily attributable to an increase in revenue in the U.S., Europe and Mexico of $3.6 million, $2.1 million and $0.6 million, respectively. These increases were partially offset by a decrease in revenue in Japan of $1.8 million.

Gross profit increased $2.1 million, or 33.9%. The gross profit margin was 21.6% in the New Company 2005 Second Quarter compared with 18.5% in the Reorganized Predecessor Company 2004 Second Quarter. The increased margin percentage was primarily attributable to the increase in revenue and increases in intercompany pricing.

Products selling, general and administrative expenses increased $0.9 million, or 17.0%, compared with the prior year quarter. The increase in expenses is primarily attributable to an increase in bad debt and legal expenses.

Depreciation and amortization increased $0.5 million, or 38.5%, primarily due to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $0.3 million in the New Company 2005 Second Quarter compared with a loss of $0.5 million in the Reorganized Predecessor Company 2004 Second Quarter. The increase in operating income is primarily due to the increase in revenue partially offset by the increase in selling, general and administrative expenses as well as depreciation and amortization as discussed above.

2005 First Six Months compared with 2004 First Six Months

Products operating revenue increased $3.6 million, or 5.1%, primarily attributable to increased revenue in the U.S. and Mexico of $5.4 million and $1.2 million, respectively. These increases were partially offset by a decrease in revenue in Japan of $3.0 million.

Gross profit increased $1.4 million, or 9.3%. The gross profit margin was 22.4% in the New Company 2005 First Six Months compared with 21.6% in the Reorganized Predecessor Company 2004 First Six Months. The increased margin percentage was primarily attributable to the increase in revenue and increases in intercompany pricing.

Products selling, general and administrative expenses increased $0.2 million, or 1.7%, compared with the prior year quarter. The increase in expenses is primarily attributable to an increase in advertising and payroll expenses as well as bad debt and legal expenses. These increases are partially offset by the recognition of $0.7 million in gains on the disposal of two Products branches.

Depreciation and amortization increased $0.8 million, or 28.6%, primarily due to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $1.2 million in the New Company 2005 First Six Months, an increase of $0.5 million, or 71.4%, when compared with the Reorganized Predecessor Company 2004 First Six Months. The increase in operating income is primarily due to the increase in revenue partially offset by the increases in selling, general and administrative expenses and depreciation and amortization as discussed above.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

We have $87.9 million in term loans (the “Term Loan”) under our Credit Agreement which also has an aggregate revolving loan commitment of $40.0 million (the “Revolver”).

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

Liquidity

As of December 26, 2004, working capital was $51.4 million compared with a working capital deficit of $15.5 million at June 27, 2004. Excluding assets and liabilities held for sale, working capital was $10.3 million at December 26, 2004. This change was primarily attributable to a decrease in accounts payable and accrued liabilities of $8.1 million and $4.3 million, respectively, as well as an increase in cash of $18.6 million. Partially offsetting these increases was a decrease in prepaid expenses and other current assets of $5.8 million.

Operating Cash Flow

	New Company	Reorganized Predecessor Company
	2005 First Six Months	2004 First Six Months
Cash flows from operating activities:
Before changes in assets and liabilities	$36.5	$22.6
Working capital	10.3	(9.5)
Other changes	(9.1)	4.2
Discontinued operations	(36.6)	(2.1)

Total	$1.1	$15.2

Net cash provided by operating activities was $1.1 million in the New Company 2005 First Six Months compared with $15.2 million in the Reorganized Predecessor Company 2004 First Six Months, a decrease of $14.1 million. The decrease in net cash provided by operating activities is primarily the result of an increase in the loss from continuing operations partially offset by improved working capital utilization.

Investing

	New Company	Reorganized Predecessor Company
	2005 First Six Months	2004 First Six Months
Cash flows from investing activities:
Purchases of property and equipment	$(21.5)	$(21.4)
Proceeds from the sale of property and equipment	1.5	3.4
Proceeds from sale of subsidiary	69.9	—

Total	$49.9	$(18.0)

Net cash provided by investing activities was $49.9 million in the New Company 2005 First Six Months compared with net cash used in investing activities of $17.9 million in the Reorganized Predecessor Company 2004 First Six Months. In the New Company 2005 First Six Months, we received proceeds of approximately $69.9 million related to the sale of our bowling centers in the United Kingdom and $1.5 million related to the sale of property and equipment.

Financing

	New Company	Reorganized Predecessor Company
	2005 First Six Months	2004 First Six Months
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(47.1)	$(28.4)
Payments under capital lease obligations	(0.2)	(0.1)

Total	$(47.3)	$(28.5)

Net cash used in financing activities was $47.3 million in the New Company 2005 First Six Months compared with $28.5 million in the Reorganized Predecessor Company 2004 First Six Months. In the New Company 2005 First Six Months, we made payments of approximately $47.1 million on the Term Loan.

Capital Resources

The following table shows our debt balances at December 26, 2004 and June 27, 2004:

	December 26, 2004	June 27, 2004
Term Loan	$87.9	$135.0
Subordinated Notes, 10%, due 2010	150.0	150.0
Revolver	—	—
Mortgage note and capitalized leases	3.6	3.8

Total debt	$241.5	$288.8

In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our 10% Senior Subordinated Notes due 2010 for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time.

At December 26, 2004, there were no outstanding borrowings under the Revolver. Outstanding standby letters of credit issued under the Revolver totaled $18.1 million leaving $21.9 million available for additional borrowings or letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions.

In October 2004, we made a required repayment under our Credit Agreement of approximately $16.1 million due to the sale of our bowling center operations in the United Kingdom, property sales in Australia and a lease termination in France. Additionally, in December 2004, we made a voluntary repayment under our Credit Agreement of approximately $30.0 million. These repayments were applied to the Term Loan. Under the Credit Agreement these non-scheduled repayments are applied ratably to the remaining scheduled principal payments.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of December 26, 2004. There can be no assurance that we will continue to be in compliance with the covenants.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

The following table shows our asset sales for the reported periods:

	2005 First Six Months
	Proceeds	Gain/ (loss), net
U.S. Centers:
Excess property	$1.5	$0.5

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country.

On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $47.8 million, subject to certain post-closing adjustments and exited bowling center operations in that country.

Capital Expenditures

	New Company	Reorganized Predecessor Company
	2005 First Six Months	2004 First Six Months
Centers	$18.8	$19.7
Products	1.5	0.6
Corporate	1.2	1.1

Total	$21.5	$21.4

Capital expenditures increased $0.1 million in the New Company 2005 First Six Months compared with the Reorganized Predecessor Company 2004 First Six Months primarily due to increased Products expenditures. Capital expenditures are primarily funded from cash generated from operations.

Seasonality and Market Development Cycles

Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Products sales are also seasonal, most notably in Modernization and Consumer Products sales in the U.S. While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the late spring and early summer in preparation for the start of league play in the late summer. Summer is also generally the peak period for installation of modernization equipment in the U.S. Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers generally have fewer bowlers. Management does not expect the sale of our bowling center operations in Australia and the United Kingdom to materially impact the historical seasonality of our business.

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the U.S. affecting trade, international investment and loans, and foreign tax law changes. As is the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of Products bowling equipment. In addition, local currency devaluation negatively impacts the translation of operating results from our international operations.

Foreign currency exchange rates also impact the translation of operating results from international bowling centers and Products. International bowling centers represented 3.6% and 4.0% of consolidated revenue for the New Company 2005 First Six Months and the Reorganized Predecessor Company 2004 First Six Months, respectively. For the New Company 2005 First Six Months, international bowling centers represented $1.8 million of the $13.8 million consolidated operating loss and $0.9 million of the $14.0 million consolidated operating income in the Reorganized Predecessor Company 2004 First Six Months. There will be less foreign currency exchange rate impact to our Centers business as a result of the sale of our Australian and United Kingdom bowling center operations.

Products international operations represented 10.8% and 11.1% of consolidated revenue for the New Company 2005 First Six Months and the Reorganized Predecessor Company 2004 First Six Months, respectively. For the New Company 2005 First Six Months Products international operations represented $2.1 million in operating income of the $13.8 million consolidated operating loss and in the Reorganized Predecessor Company 2004 First Six Months Products international operations represented $1.4 million in operating loss of the $14.0 million consolidated operating income.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the New Company 2005 Second Quarter, New Company 2005 First Six Months, Reorganized Predecessor Company 2004 Second Quarter or Reorganized Predecessor Company 2004 First Six Months.

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

Deferred Tax Assets

Management periodically reviews our gross deferred tax assets to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes,” an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical and expected future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of a majority of our deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and through the use of interest rate cap agreements and foreign currency forward exchange contracts. At December 26, 2004, no interest rate cap agreements were outstanding and one foreign currency forward exchange contract was outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate.

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

At December 26, 2004, we had one forward exchange contract outstanding serving as a hedge of the purchase price of our Australian bowling center operations in the notional amount of approximately $33.3 million. The fair value of the foreign currency derivative contract outstanding at December 26, 2004 was $1.3 million resulting in a loss of the same amount.

The following table provides information about our fixed and variable-rate debt at December 26, 2004, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
December 1, 2010	$150.0	10.00%	—	—
August 27, 2009	—	—	$87.9	5.09%

The fair value of the Term Loan and the Subordinated Notes at December 26, 2004 was approximately $87.9 million and $159.8 million, respectively.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation, employee compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, we are a defendant in two actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. The plaintiffs in these actions seek statutory damages and have requested geographically-limited class certifications. In one of these actions, which was brought in Georgia state court, the court has approved a settlement of the class action. It is not possible at this time to predict the outcome of the remaining action. From time to time, we resolve claims alleging similar violations in order to avoid litigation.

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

European Community Tariff

The Commission of the European Community increased tariffs last year on certain U.S. exports to the countries comprising the European Community (the “EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (the “WTO”). A substantial portion of our bowling products imported into the EC was subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 14%. The U.S. Congress recently enacted legislation which was intended to address the issues raised by the EC. The EC has agreed to repeal temporarily the additional duty retroactive to January 1, 2005 until the WTO determines that the U.S. legislation adequately responded to global trade rules. There can be no assurance that the WTO will make a favorable determination.

ITEM	6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.1	Supplemental Indenture, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to the 10% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

4.2	Joinder to Registration Rights Agreement, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston, acting through its Cayman Islands Branch (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117688-12)).

10.1	First Amendment to Credit Agreement dated as of September 20, 2004 among Kingpin Intermediate Corp., the Company, the Lenders signatory thereto and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, amending that certain Credit Agreement dated as of February 27, 2004 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

10.2	Employment Letter, dated as of October 27, 2004, between AMF Bowling Worldwide, Inc. and Anthony J. Ponsiglione II (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 (File No. 001-12131)).*

10.3	Kingpin Holdings, LLC 2004 Unit Option Plan dated as of September 27, 2004 (filed herewith).*

12.1	Statement re: Computation of Ratios (filed herewith).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(registrant)

/s/ Christopher F. Caesar	February 9, 2005
Christopher F. Caesar
Senior Vice President, Chief Financial Officer and Treasurer
(Duly authorized officer of the registrant and principal financial officer)