Form 10-Q
period 2005-03-27
AMF BOWLING WORLDWIDE INC
filed 2005-05-11
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 27, 2005, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1. FINANCIAL STATEMENTS

	New Company
(In thousands, except share data)	March 27, 2005	June 27, 2004
Assets
Current assets:
Cash and cash equivalents	$86,319	$12,734
Accounts and notes receivable, net of allowance for doubtful accounts of $3,820 and $4,155, respectively	19,637	25,737
Inventories, net	24,773	30,745
Prepaid expenses and other current assets	12,157	19,231
Assets held for sale (Note 3)	9,585	—

Total current assets	152,471	88,447

Property and equipment, net	256,023	363,956
Other assets	42,363	49,704

Total assets	$450,857	$502,107

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$13,953	$21,661
Accrued expenses and other liabilities	75,579	79,979
Current portion of long-term debt	1,580	2,294
Liabilities held for sale (Note 3)	824	—

Total current liabilities	91,936	103,934

Long-term debt, less current portion	230,287	286,503
Liabilities, subject to resolution	155	233

Total liabilities	322,378	390,670

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(2,544)	(18,992)
Accumulated other comprehensive loss	(2,693)	(3,287)

Total stockholder’s equity	128,479	111,437

Total liabilities and stockholder’s equity	$450,857	$502,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	New Company		Reorganized Predecessor Company	New Company		Reorganized Predecessor Company
(In thousands)	2005 Third Quarter	2004 One Month	2004 Two Months	2005 Nine Months	2004 One Month	2004 Eight Months
Operating revenue	$166,428	$55,044	$116,333	$426,919	$55,044	$386,057

Operating expenses:
Cost of goods sold	30,720	17,232	19,871	93,069	17,232	79,886
Bowling center operating expenses	90,097	28,141	70,610	253,891	28,141	219,904
Selling, general and administrative expenses	11,590	3,136	24,780	37,267	3,136	46,873
Asset impairments	6,915	—	—	8,218	—	—
Depreciation and amortization	9,735	3,589	7,896	31,451	3,589	32,831

Total operating expenses	149,057	52,098	123,157	423,896	52,098	379,494

Operating income (loss)	17,371	2,946	(6,824)	3,023	2,946	6,563

Non-operating (income) expenses:
Interest expense	6,189	1,910	6,114	19,370	1,910	24,160
Interest income	(478)	(36)	(133)	(810)	(36)	(259)
Loss on extinguishment of debt	—	—	35,318	—	—	35,318
Other (income) expense, net	1,760	865	(423)	(2,979)	865	(3,732)

Total non-operating expenses	7,471	2,739	40,876	15,581	2,739	55,487

Income (loss) from continuing operations before income taxes	9,900	207	(47,700)	(12,558)	207	(48,924)
Provision for income taxes	3,997	513	1,515	5,645	513	3,187

Income (loss) from continuing operations	5,903	(306)	(49,215)	(18,203)	(306)	(52,111)

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	269	(1,320)	1,635	7,175	(1,320)	4,353
Gain (loss) on disposal, net of tax	(2,771)	—	—	27,476	—	—

Income (loss) from discontinued operations	(2,502)	(1,320)	1,635	34,651	(1,320)	4,353

Net income (loss)	$3,401	$(1,626)	$(47,580)	$16,448	$(1,626)	$(47,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	New Company		Reorganized Predecessor Company
(In thousands)	2005 Nine Months	2004 One Month	2004 Eight Months
Operating activities:
Net income (loss)	$16,448	$(1,626)	$(47,758)
Less: Income (loss) from discontinued operations, net of tax	34,651	(1,320)	4,353

Net loss from continuing operations	(18,203)	(306)	(52,111)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
Stock based compensation	—	—	892
Depreciation and amortization	31,451	3,589	32,831
Non-cash purchase method accounting adjustments	—	7,090	—
Write-off deferred financing costs	—	—	8,832
(Gain) loss on the sale of property and equipment, net	1,109	241	(983)
Gain from casualty loss	—	—	(1,413)
Asset impairments	8,218	—	—
Changes in assets and liabilities:
Accounts and notes receivable, net	4,514	(1,928)	4,466
Inventories	254	1,785	2,532
Other assets	2,905	953	(4,410)
Accounts payable and accrued expenses	(4,880)	(7,742)	4,583
Income taxes payable	1,854	(72)	1,840
Other long-term liabilities	2,047	135	135

Net cash provided by (used in) operating activities from continuing operations	29,269	3,745	(2,806)

Investing activities:
Capital expenditures	(30,089)	(2,310)	(28,788)
Proceeds from:
Sale of property and equipment	2,400	466	4,117
Sale of subsidiaries	115,803	—	—
Sale-Leaseback Agreements	—	—	254,000

Net cash provided by (used in) investing activities from continuing operations	88,114	(1,844)	229,329

Financing activities:
Proceeds from long-term debt	—	—	285,000
Payments of long-term debt	(56,139)	—	(412,227)
Deferred financing costs	—	(301)	(21,747)
Payments under capital lease obligations	(791)	(117)	(203)
Dividends paid	—	—	(250,252)
Proceeds from issuance of common stock	—	—	133,716
Stock options	—	—	(953)

Net cash used in financing activities from continuing operations	(56,930)	(418)	(266,666)

Effect of exchange rates on cash	(4,430)	1,665	(7,754)
Net cash provided by discontinued operations	17,562	2,221	9,235

Net increase (decrease) in cash	73,585	5,369	(38,662)
Cash and cash equivalents at beginning of period	12,734	17,613	56,275

Cash and cash equivalents at end of period	$86,319	$22,982	$17,613

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

As of March 27, 2005, we operated 379 bowling centers worldwide including 364 bowling centers in the U.S. and 15 international bowling centers. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71,200 and on February 8, 2005, we sold our 42 bowling centers in Australia for approximately $45,900 subject to certain post-closing adjustments. We no longer have bowling center operations in the United Kingdom or Australia. The results of operations for the bowling centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented.

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

On April 19, 2005, we signed an asset sale agreement to sell our billiards division which manufactures and sells its Playmaster, Highland and Renaissance brands of billiard tables. This transaction is expected to be completed in the fourth quarter of fiscal year 2005. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

Worldwide serves as the corporate headquarters of the Company. Its employees provide certain management and administrative services for Centers and Products. Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc., a wholly-owned, indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide. Products is primarily operated through AMF Bowling Products, Inc., which is a wholly-owned, direct subsidiary of Worldwide.

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

NOTE 2. BASIS OF PRESENTATION

As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”). All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, we are referred to as the “New Company.” As a result of the Merger, the financial results during the three and nine months ended March 28, 2004 include results of the New Company and the Reorganized Predecessor Company. Accordingly, the operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements. Although the Merger was completed on February 27, 2004, the consummation of the Merger has been reflected as of February 29, 2004, the end of our fiscal period closest to the date of the Merger.

Period	Referred to as
Results for the New Company from December 27, 2004 through March 27, 2005	“2005 Third Quarter”

Results for the New Company from March 1, 2004 through March 28, 2004	“New Company 2004 One Month”

Results for Reorganized Predecessor Company from December 29, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Two Months”

Results for the New Company from June 28, 2004 through March 27, 2005	“2005 Nine Months”

Results for the Reorganized Predecessor Company from June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”

NOTE 3. DISCONTINUED OPERATIONS

On September 30, 2004, we sold our bowling center operations in the United Kingdom for gross proceeds of approximately $71,200 and on February 8, 2005, we sold our bowling center operations in Australia for approximately $45,900 subject to certain post-closing adjustments. Additionally, on April 19, 2005 we signed an asset sale agreement to sell our billiards division. This transaction is expected to be completed in the fourth quarter of fiscal year 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division and the bowling centers in the United Kingdom and Australia are reported separately as discontinued operations for all periods presented.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

The financial results of our discontinued operations were as follows:

	New Company		Reorganized Predecessor Company	New Company		Reorganized Predecessor Company
(In thousands)	2005 Third Quarter	2004 One Month	2004 Two Months	2005 Nine Months	2004 One Month	2004 Eight Months
Revenue	$8,766	$8,592	$20,775	$52,970	$8,592	$73,254

Income (loss) from discontinued operations, pretax	(25)	(1,107)	1,801	10,039	(1,107)	4,563
Provision (benefit) for income taxes	(294)	213	166	2,864	213	210

Income (loss) from discontinued operations, after tax	269	(1,320)	1,635	7,175	(1,320)	4,353

Gain on disposal, pretax	1,399	—	—	35,041	—	—
Provision for income taxes	4,170	—	—	7,565	—	—

Gain (loss) on disposal, after tax	(2,771)	—	—	27,476	—	—

Income (loss) from discontinued operations	$(2,502)	$(1,320)	$1,635	$34,651	$(1,320)	$4,353

The assets and liabilities of the billiards operations are classified as “held-for-sale” as of March 27, 2005 and were as follows:

March 27, 2005
Accounts receivable, net of allowance	$2,140
Inventories, net	4,489
Prepaid and other current assets	102
Property and equipment, net	2,818
Other	36

Assets held for sale	$9,585

Accounts payable	$559
Accrued expenses and other liabilities	265

Liabilities held for sale	$824

NOTE 4. EQUITY BASED COMPENSATION

Effective September 27, 2004, Kingpin Holdings adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units of Kingpin Holdings, at an exercise price of $10.00 per common unit, to twenty two (22) senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin Holdings or Worldwide. We currently use the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the unit option and the exercise price on the date of the grant. No compensation expense for the unit options is reflected in the 2005 Third Quarter or the 2005 Nine Months net earnings, as all options granted under this plan had an exercise price not less than the market value of the common unit on the date of the grant.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income (loss) was $4,558 for the 2005 Third Quarter, $17,042 for the 2005 Nine Months, $(3,958) for the New Company 2004 One Month, $(64,068) for the Reorganized Predecessor Company 2004 Two Months, and $(59,071) for the Reorganized Predecessor Company 2004 Eight Months. Accumulated other comprehensive loss of $2,693 at March 27, 2005 and $3,287 at June 27, 2004 is included in stockholder’s equity and consists of the foreign currency translation adjustment.

NOTE 6. INVENTORIES, NET

Inventories, net, at March 27, 2005 and June 27, 2004 consisted of:

	March 27, 2005	June 27, 2004
Products, at FIFO:
Raw materials	$3,704	$6,157
Work in process (a)	1,427	2,281
Finished goods and spare parts	13,655	14,362
Centers, at average cost:
Merchandise and spare parts	5,987	7,945

Total inventories, net	$24,773	$30,745

(a)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 27, 2005 and June 27, 2004 consisted of:

	March 27, 2005	June 27, 2004
Land	$28,963	$44,248
Buildings and improvements	109,716	143,124
Equipment, furniture and fixtures	153,432	186,488
Other	9,762	10,664

	301,873	384,524
Accumulated depreciation	(45,850)	(20,568)

Property and equipment, net	$256,023	$363,956

Depreciation expense related to property and equipment was $9,569 for the 2005 Third Quarter, $30,953 for the 2005 Nine Months, $3,546 for the New Company 2004 One Month, $7,812 for the Reorganized Predecessor Company 2004 Two Months, and $32,439 for the Reorganized Predecessor Company 2004 Eight Months.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	New Company		Reorganized Predecessor Company
	2005 Nine Months	2004 One Month	2004 Eight Months
Cash paid during the period for:
Interest	$19,948	$5	$57,844
Income taxes	3,093	(160)	1,451

NOTE 9. LONG-TERM DEBT

Long-Term Debt Summary

Our long-term debt at March 27, 2005 and June 27, 2004 consisted of:

	March 27, 2005	June 27, 2004
Term Loan	$78,961	$135,000
Revolver	—	—
Subordinated Notes, 10%, due 2010	149,900	150,000
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	3,001	3,792

Total debt	231,867	288,797
Current maturities	(1,580)	(2,294)

Total long-term debt	$230,287	$286,503

Credit Agreement

At March 27, 2005, we owed $78,961 in term loans (the “Term Loan”) under a senior secured credit agreement (the “Credit Agreement”) which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”). In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our 10% Senior Subordinated Notes due 2010 for cash consideration in an amount that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time.

At March 27, 2005, there were no borrowings outstanding under the Revolver. Outstanding standby letters of credit issued under the Revolver totaled $18,980 leaving $21,020 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,381 due on August 27, 2009. Scheduled quarterly principal payments of $199 are due on the last day of each calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of certain first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

We have $149,900 of 10% Senior Subordinated Notes due 2010 (the “Subordinated Notes”) with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture and the Credit Agreement), we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to Kingpin Intermediate Corp. or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of International Operations (as defined in the Indenture and the Credit Agreement).

On February 11, 2005, we offered to purchase for cash up to $46,830 of our Subordinated Notes, as permitted by the Indenture, with 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement) at a price of 102% plus accrued and unpaid interest. The purpose of the offer was to satisfy the requirements of the Indenture prior to paying a dividend to our stockholder. At the close of our offer, on March 11, 2005, we repurchased $100 of our Subordinated Notes.

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

In 2001, Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”). On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Plan”) of the Debtors. The Plan became effective on March 8, 2002, which is the date on which the Debtors emerged from Chapter 11. Liabilities subject to resolution in the Chapter 11 proceeding were $155 at March 27, 2005 and $233 at June 27, 2004. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from June 27, 2004 of our estimated exposure related to equipment warranties for the period ended March 27, 2005:

Balance, June 27, 2004	$1,136
Provision	139
Payments	(262)
Exchange rate effect	2

Balance, March 27, 2005	$1,015

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

The following table shows our asset sales for the reported periods:

	2005 Third Quarter		2005 Nine Months
	Proceeds	Loss, net	Proceeds	Loss, net
Centers (U.S.):
Excess property	$879	$(811)	$2,397	$(280)

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71,200 and exited bowling center operations in that country.

On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $45,900 subject to certain post-closing adjustments and exited bowling center operations in that country.

Centers net losses from asset sales are included in bowling center operating expenses on the Condensed Consolidated Statements of Operations.

Litigation and Claims

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation, employee compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, we are a defendant in two state court actions (one in Georgia and one in Missouri) alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. The plaintiffs in these actions sought statutory damages and requested geographically-limited class certifications. A settlement of the Georgia class action has received final court approval. A settlement of the Missouri class action has received preliminary court approval. From time to time, we resolve claims alleging similar violations in order to avoid litigation.

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

NOTE 12. DIVIDEND

On February 8, 2005, our Board of Directors approved a dividend of approximately $46,830 to Kingpin Intermediate Corp., which is our sole shareholder. Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of our International Operations (as defined in the Indenture and the Credit Agreement). As a condition to making such distribution, the Indenture requires us to first make an offer to the holders of our Subordinated Notes to purchase Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased. On February 11, 2005, we made an offer to purchase approximately $46,830 of Subordinated Notes at 102% and approximately $100 were repurchased at the close of the offer period on March 11, 2005. However, due to a change in our credit rating outlook by a credit rating agency, the Company was prohibited from paying the dividend. The Indenture does allow for the dividend to be paid in the future.

NOTE 13. BUSINESS SEGMENTS

We operate in two business segments: Centers and Products. Information concerning these segments from continuing operations is presented below:

	2005 Third Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$136.6	$—	$24.1	$248.5	$7.4	$9.6
International	5.2	—	0.5	15.1	0.3	0.3

Subtotal	141.8	—	24.6	263.6	7.7	9.9

Products:
U.S.	9.8	6.2	0.2	76.0	1.6	0.3
International	14.8	0.4	0.1	23.7	0.1	—

Subtotal	24.6	6.6	0.3	99.7	1.7	0.3

Corporate	—	—	(6.0)	81.5	0.5	0.5
Eliminations	—	(6.6)	(1.5)	6.0	(0.2)	(1.8)

Total	$166.4	$-	$17.4	$450.8	$9.7	$8.9

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

	New Company 2004 One Month
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$42.8	$—	$5.0	$267.9	$3.0	$2.8
International	2.0	—	(0.3)	126.1	0.1	0.2

Subtotal	44.8	—	4.7	394.0	3.1	3.0

Products:
U.S.	3.4	1.3	(0.7)	78.1	0.4	—
International	6.8	0.3	0.5	24.3	0.1	0.1

Subtotal	10.2	1.6	(0.2)	102.4	0.5	0.1

Corporate	—	—	(1.6)	16.6	0.1	(0.8)
Eliminations	—	(1.6)	—	7.3	(0.1)	—

Total	$55.0	$—	$2.9	$520.3	$3.6	$2.3

	Reorganized Predecessor Company 2004 Two Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$98.7	$—	$15.2	$274.8	$6.7	$6.3
International	4.5	—	0.8	126.8	0.3	0.1

Subtotal	103.2	—	16.0	401.6	7.0	6.4

Products:
U.S.	6.4	2.2	(0.5)	78.5	0.9	0.4
International	6.7	0.8	(0.9)	25.0	—	—

Subtotal	13.1	3.0	(1.4)	103.5	0.9	0.4

Corporate	—	—	(21.6)	15.9	0.2	1.0
Eliminations	—	(3.0)	0.2	7.3	(0.2)	—

Total	$116.3	$—	$(6.8)	$528.3	$7.9	$7.8

	2005 Nine Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$334.6	$—	$26.7	$248.5	$24.3	$28.1
International	14.8	—	(1.4)	15.1	0.9	0.5

Subtotal	349.4	—	25.3	263.6	25.2	28.6

Products:
U.S.	35.8	18.4	(1.3)	76.0	4.9	1.3
International	41.7	2.5	2.2	23.7	0.3	0.2

Subtotal	77.5	20.9	0.9	99.7	5.2	1.5

Corporate	—	—	(21.7)	81.5	1.4	1.8
Eliminations	—	(20.9)	(1.5)	6.0	(0.4)	(1.8)

Total	$426.9	$—	$3.0	$450.8	$31.4	$30.1

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

	Reorganized Predecessor Company 2004 Eight Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$304.9	$—	$39.7	$274.8	$27.7	$25.3
International	15.7	—	1.9	126.8	0.9	0.8

Subtotal	320.6	—	41.6	401.6	28.6	26.1

Products:
U.S.	30.3	11.2	1.1	78.5	3.3	0.5
International	35.2	3.1	(2.3)	25.0	0.2	0.1

Subtotal	65.5	14.3	(1.2)	103.5	3.5	0.6

Corporate	—	—	(34.0)	15.9	1.1	2.1
Eliminations	—	(14.3)	0.2	7.3	(0.4)	—

Total	$386.1	$—	$6.6	$528.3	$32.8	$28.8

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of March 27, 2005 and June 27, 2004, condensed consolidating statements of operations for the 2005 Third Quarter, the New Company 2004 One Month, the Reorganized Predecessor Company 2004 Two Months, the 2005 Nine Months and the Reorganized Predecessor Company 2004 Eight Months and the condensed consolidating statements of cash flows for the 2005 Nine Months, the New Company 2004 One Month and the Reorganized Predecessor Company 2004 Eight Months. The elimination entries presented are necessary to combine the entities.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	March 27, 2005
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$75,629	$9,246	$1,444	$—	$86,319
Accounts and notes receivable, net	—	15,429	4,208	—	19,637
Accounts and notes receivable - intercompany	18,254	188,057	2,864	(209,175)	—
Inventories, net	—	22,523	4,857	(2,607)	24,773
Prepaid expenses and other current assets	(7,389)	17,313	2,233	—	12,157
Assets held for sale	—	9,585	—	—	9,585

Total current assets	86,494	262,153	15,606	(211,782)	152,471

Notes receivable – intercompany	6,048	127,714	—	(133,762)	—
Property and equipment, net	7,656	241,206	4,795	2,366	256,023
Investment in subsidiaries	413,722	—	—	(413,722)	—
Other assets	27,179	92,607	(1,031)	(76,392)	42,363

Total assets	$541,099	$723,680	$19,370	$(833,292)	$450,857

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$79	$13,214	$660	$—	$13,953
Accrued expenses and other liabilities	16,342	53,305	5,932	—	75,579
Current portion of long-term debt	995	585	—	—	1,580
Accounts and notes payable - intercompany	145,523	55,639	8,013	(209,175)	—
Liabilities held for sale	—	824	—	—	824

Total current liabilities	162,939	123,567	14,605	(209,175)	91,936

Long-term debt, less current portion	227,871	2,416	—	—	230,287
Liabilities, subject to resolution	—	155	—	—	155
Other long-term liabilities	21,569	54,656	167	(76,392)	—
Notes payable-intercompany	—	119,220	14,542	(133,762)	—

Total liabilities	412,379	300,014	29,314	(419,329)	322,378

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	614,700	9,161	(623,861)	133,716
Accumulated deficit	(2,303)	(197,647)	(8,210)	205,616	(2,544)
Accumulated other comprehensive income (loss)	(2,693)	6,613	(10,895)	4,282	(2,693)

Total stockholder’s equity	128,720	423,666	(9,944)	(413,963)	128,479

Total liabilities and stockholder’s equity	$541,099	$723,680	$19,370	$(833,292)	$450,857

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	June 27, 2004
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3,379	$6,484	$2,871	$—	$12,734
Accounts and notes receivable, net	—	21,333	4,404	—	25,737
Accounts and notes receivable - intercompany	16,288	150,135	20,146	(186,569)	—
Inventories, net	—	27,430	6,039	(2,724)	30,745
Prepaid expenses and other current assets	(7,137)	19,444	6,924	—	19,231

Total current assets	12,530	224,826	40,384	(189,293)	88,447

Notes receivable – intercompany	47,330	—	5,663	(52,993)	—
Property and equipment, net	7,256	315,007	41,627	66	363,956
Investment in subsidiaries	477,829	—	5	(477,834)	—
Other assets	30,003	98,258	(392)	(78,165)	49,704

Total assets	$574,948	$638,091	$87,287	$(798,219)	$502,107

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$496	$14,719	$6,446	$—	$21,661
Accrued expenses and other liabilities	13,533	60,189	6,257	—	79,979
Current portion of long-term debt	1,688	530	76	—	2,294
Accounts and notes payable - intercompany	130,212	13,576	42,781	(186,569)	—

Total current liabilities	145,929	89,014	55,560	(186,569)	103,934

Long-term debt, less current portion	283,317	2,837	349	—	286,503
Liabilities, subject to resolution	—	233	—	—	233
Other long-term liabilities	21,569	56,422	174	(78,165)	—
Notes payable-intercompany	10,038	—	42,955	(52,993)	—

Total liabilities	460,853	148,506	99,038	(317,727)	390,670

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	504,566	(10,975)	(493,591)	133,716
Retained earnings (accumulated deficit)	(16,334)	(9,965)	(886)	8,193	(18,992)
Accumulated other comprehensive income (loss)	(3,287)	(5,016)	110	4,906	(3,287)

Total stockholder’s equity	114,095	489,585	(11,751)	(480,492)	111,437

Total liabilities and stockholder’s equity	$574,948	$638,091	$87,287	$(798,219)	$502,107

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 Third Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$157,357	$11,552	$(2,481)	$166,428

Operating expenses:
Cost of goods sold	—	27,396	5,390	(2,066)	30,720
Bowling center operating expenses	—	85,838	4,363	(104)	90,097
Selling, general and administrative expenses	5,475	5,297	818	—	11,590
Asset impairment	—	6,915	—	—	6,915
Depreciation and amortization	518	9,007	215	(5)	9,735

Total operating expenses	5,993	134,453	10,786	(2,175)	149,057

Operating income (loss)	(5,993)	22,904	766	(306)	17,371

Non-operating (income) expenses:
Interest expense	6,228	62	981	(1,082)	6,189
Interest income	(1,350)	(110)	(100)	1,082	(478)
Other expense (income), net	(8,344)	8,658	1,446	—	1,760

Total non-operating (income) expenses	(3,466)	8,610	2,327	—	7,471

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(2,527)	14,294	(1,561)	(306)	9,900

Provision (benefit) for income taxes	5,746	568	(2,317)	—	3,997

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(8,273)	13,726	756	(306)	5,903

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	269	—	—	269
Loss on disposal, net of tax	(2,771)	—	—	—	(2,771)

Income (loss) from discontinued operations	(2,771)	269	—	—	(2,502)

Equity in income (loss) of subsidiaries	14,445	—	—	(14,445)	—

Net income (loss)	$3,401	$13,995	$756	$(14,751)	$3,401

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2004 One Month
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$51,863	$4,091	$(910)	$55,044

Operating expenses:
Cost of goods sold	—	15,779	2,291	(838)	17,232
Bowling center operating expenses	—	26,790	1,423	(72)	28,141
Selling, general and administrative expenses	1,541	1,237	358	—	3,136
Depreciation and amortization	111	3,418	85	(25)	3,589

Total operating expenses	1,652	47,224	4,157	(935)	52,098

Operating income (loss)	(1,652)	4,639	(66)	25	2,946

Non-operating (income) expenses:
Interest expense	1,882	28	—	—	1,910
Interest income	(5)	(30)	(1)	—	(36)
Other (income) expense, net	(2,990)	3,279	585	(9)	865

Total non-operating (income) expenses	(1,113)	3,277	584	(9)	2,739

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(539)	1,362	(650)	34	207

Provision (benefit) for income taxes	203	197	113	—	513

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(742)	1,165	(763)	34	(306)

Income (loss) from discontinued operations, net of tax	—	(870)	(450)	—	(1,320)
Equity in income (loss) of subsidiaries	(884)	—	—	884	—

Net income (loss)	$(1,626)	$295	$(1,213)	$918	$(1,626)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 Two Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$110,131	$7,339	$(1,137)	$116,333

Operating expenses:
Cost of goods sold	—	17,822	3,120	(1,071)	19,871
Bowling center operating expenses	—	67,562	3,128	(80)	70,610
Selling, general and administrative expenses	21,447	2,581	752	—	24,780
Depreciation and amortization	184	7,722	185	(195)	7,896

Total operating expenses	21,631	95,687	7,185	(1,346)	123,157

Operating income (loss)	(21,631)	14,444	154	209	(6,824)

Non-operating (income) expenses:
Interest expense	6,082	32	—	—	6,114
Interest income	(29)	(83)	(21)	—	(133)
Loss on extinguishment of debt	35,318	—	—	—	35,318
Other (income) expense, net	(5,947)	4,832	630	62	(423)

Total non-operating (income) expenses	35,424	4,781	609	62	40,876

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(57,055)	9,663	(455)	147	(47,700)

Provision (benefit) for income taxes	91	1,499	(75)	—	1,515

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(57,146)	8,164	(380)	147	(49,215)

Income (loss) from discontinued operations, net of tax	—	162	1,473	—	1,635
Equity in income (loss) of subsidiaries	9,566	—	—	(9,566)	—

Net income (loss)	$(47,580)	$8,326	$1,093	$(9,419)	$(47,580)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 Nine Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$403,485	$32,858	$(9,424)	$426,919

Operating expenses:
Cost of goods sold	—	84,927	17,190	(9,048)	93,069
Bowling center operating expenses	—	241,026	13,259	(394)	253,891
Selling, general and administrative expenses	20,325	14,124	2,818	—	37,267
Asset impairment	—	8,218	—	—	8,218
Depreciation and amortization	1,447	29,413	610	(19)	31,451

Total operating expenses	21,772	377,708	33,877	(9,461)	423,896

Operating income (loss)	(21,772)	25,777	(1,019)	37	3,023

Non-operating (income) expenses:
Interest expense	19,298	173	981	(1,082)	19,370
Interest income	(1,615)	(154)	(123)	1,082	(810)
Other (income) expense, net	(22,066)	21,589	(2,502)	—	(2,979)

Total non-operating (income) expenses	(4,383)	21,608	(1,644)	—	15,581

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(17,389)	4,169	625	37	(12,558)

Provision (benefit) for income taxes	6,087	442	(884)	—	5,645

Income (loss) from continuing operations and equity in income (loss) of subsidiaries	(23,476)	3,727	1,509	37	(18,203)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	7,722	(547)	—	7,175
Gain on disposal, net of tax	27,476	—	—	—	27,476

Income (loss) from discontinued operations	27,476	7,722	(547)	—	34,651

Equity in income (loss) of subsidiaries	12,448	—	—	(12,448)	—

Net income (loss)	$16,448	$11,449	$962	$(12,411)	$16,448

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$366,049	$27,002	$(6,994)	$386,057

Operating expenses:
Cost of goods sold	—	73,790	12,659	(6,563)	79,886
Bowling center operating expenses	—	209,151	11,184	(431)	219,904
Selling, general and administrative expenses	32,882	11,535	2,456	—	46,873
Depreciation and amortization	1,079	31,316	631	(195)	32,831

Total operating expenses	33,961	325,792	26,930	(7,189)	379,494

Operating income (loss)	(33,961)	40,257	72	195	6,563

Non-operating (income) expenses:
Interest expense	24,101	160	—	(101)	24,160
Interest income	(41)	(190)	(129)	101	(259)
Loss on extinguishment of debt	35,318	—	—	—	35,318
Other (income) expense, net	(22,235)	17,243	1,251	9	(3,732)

Total non-operating (income) expenses	37,143	17,213	1,122	9	55,487

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(71,104)	23,044	(1,050)	186	(48,924)

Provision (benefit) for income taxes	91	2,458	638	—	3,187

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(71,195)	20,586	(1,688)	186	(52,111)

Income (loss) from discontinued operations, net of tax	—	1,137	3,216	—	4,353
Equity in income (loss) of subsidiaries	23,437	—	—	(23,437)	—

Net income (loss)	$(47,758)	$21,723	$1,528	$(23,251)	$(47,758)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2005 Nine Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$14,341	$12,484	$(221)	$2,665	$29,269

Cash flows from investing activities:
Capital expenditures	(1,755)	(29,560)	(539)	1,765	(30,089)
Proceeds from:
Sale of property and equipment	—	2,400	—	—	2,400
Sale of subsidiaries	115,803	—	—	—	115,803

Net cash provided by (used in) investing activities from continuing operations	114,048	(27,160)	(539)	1,765	88,114

Cash flows from financing activities:
Payments of long-term debt	(56,139)	—	—	—	(56,139)
Payments under capital lease obligations	—	(791)	—	—	(791)

Net cash used in financing activities from continuing operations	(56,139)	(791)	—	—	(56,930)

Effect of exchange rates on cash	—	—	—	(4,430)	(4,430)
Net cash provided by (used in) discontinued operations	—	18,229	(667)	—	17,562

Net increase (decrease) in cash	72,250	2,762	(1,427)	—	73,585

Cash and cash equivalents at beginning of period	3,379	6,484	2,871	—	12,734

Cash and cash equivalents at end of period	$75,629	$9,246	$1,444	$—	$86,319

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	New Company 2004 One Month
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$32	$3,297	$2,081	$(1,665)	$3,745

Cash flows from investing activities:
Capital expenditures	859	(2,975)	(194)	—	(2,310)
Proceeds from the sale of property equipment	—	466	—	—	466

Net cash provided by (used in) investing activities from continuing operations	859	(2,509)	(194)	—	(1,844)

Cash flows from financing activities:
Deferred financing costs	(301)	—	—	—	(301)
Payments under capital lease obligations	—	(117)	—	—	(117)

Net cash used in financing activities from continuing operations	(301)	(117)	—	—	(418)

Effect of exchange rates on cash	—	—	—	1,665	1,665
Net cash provided by (used in) discontinued operations	—	2,810	(589)	—	2,221

Net increase (decrease) in cash	590	3,481	1,298	—	5,369

Cash and cash equivalents at beginning of period	7,678	6,854	3,081	—	17,613

Cash and cash equivalents at end of period	$8,268	$10,335	$4,379	$—	$22,982

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$228,143	$(232,717)	$(5,986)	$7,754	$(2,806)

Cash flows from investing activities:
Capital expenditures	(2,125)	(25,825)	(838)	—	(28,788)
Proceeds from:
Sale of property and equipment	—	4,083	34	—	4,117
Sale-Leaseback Agreements	—	254,000	—	—	254,000

Net cash provided by (used in) investing activities from continuing operations	(2,125)	232,258	(804)	—	229,329

Cash flows from financing activities:
Proceeds from long-term debt	285,000	—	—	—	285,000
Payments of long-term debt	(412,227)	—	—	—	(412,227)
Deferred financing costs	(21,747)	—	—	—	(21,747)
Proceeds from issuance of common stock	133,716	—	—	—	133,716
Stock options	(953)	—	—	—	(953)
Dividends paid	(250,252)	—	—	—	(250,252)
Payments under capital lease obligations	—	(203)	—	—	(203)

Net cash used in financing activities from continuing operations	(266,463)	(203)	—	—	(266,666)

Effect of exchange rates on cash	—	—	—	(7,754)	(7,754)
Net cash provided by discontinued operations	—	2,076	7,159	—	9,235

Net increase (decrease) in cash	(40,445)	1,414	369	—	(38,662)

Cash and cash equivalents at beginning of period	48,123	5,440	2,712	—	56,275

Cash and cash equivalents at end of period	$7,678	$6,854	$3,081	$—	$17,613

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 15. SUBSEQUENT EVENT

Since the close of the 2005 Third Quarter, we have repurchased and intend to cancel $12,700 of our Subordinated Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

AMF Bowling Worldwide, Inc., a Delaware Corporation, and its subsidiaries (which may be referred to as Worldwide, the Company, we, us or our) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). At March 27, 2005, Centers, the largest segment, represented 81.8% of consolidated revenue. In reviewing Centers, management focuses on revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin.

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

Our Centers segment had 379 bowling centers on March 27, 2005 (364 in the U.S. and 15 internationally). On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $71.2 million and on February 8, 2005, we sold our 42 bowling centers in Australia for approximately $45.9 million, subject to certain post-closing adjustments. We no longer have bowling center operations in the United Kingdom or Australia. The results of operations of the bowling centers in the United Kingdom and Australia are reported as discontinued operations for all periods presented.

Our Products segment includes the manufacture of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes. On April 19, 2005, we signed an asset sale agreement to sell our billiards division which manufactures and sells its Playmaster, Highland and Renaissance brands of billiard tables. This transaction is expected to be completed in the fourth quarter of fiscal year 2005. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

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

Prior to February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, we are referred to as the “New Company.” As a result of the Merger, the financial results during the three and nine months ended March 28, 2004 include results of the New Company and the Reorganized Predecessor Company. Accordingly, the operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements. Although the Merger was completed on February 27, 2004, the consummation of the Merger has been reflected as of February 29, 2004, the end of our fiscal period closest to the date of the Merger.

Period	Referred to as
Results for the New Company from December 27, 2004 through March 27, 2005	“2005 Third Quarter”

Combined Reorganized Predecessor Company 2004 Two Months and New Company 2004 One Month	“2004 Third Quarter”*

Results for the New Company from March 1, 2004 through March 28, 2004	“New Company 2004 One Month”

Results for Reorganized Predecessor Company from December 29, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Two Months”

Results for the New Company from June 28, 2004 through March 27, 2005	“2005 Nine Months”

Combined Reorganized Predecessor Company 2004 Eight Months and New Company 2004 One Month	“2004 Nine Months”*

Results for the Reorganized Predecessor Company from June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”

*	These combined periods are not presented on the same basis of accounting due to the application of purchase method accounting and are therefore not in accordance with generally accepted accounting principles.

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2004 had 52 weeks and fiscal year 2005 has 53 weeks, with the extra week being reported in the fourth quarter.

Consolidated Results

	New Company		New Company	Reorganized Predecessor Company	New Company		Reorganized Predecessor Company
(In millions)	2005 Third Quarter	2004 Third Quarter	2004 One Month	2004 Two Months	2005 Nine Months	2004 Nine Months	2004 Eight Months
Operating revenue	$166.4	$171.4	$55.0	$116.3	$426.9	$441.1	$386.1

Operating expenses:
Cost of goods sold	30.7	37.1	17.2	19.8	93.1	97.1	79.9
Bowling center operating expenses	90.1	98.8	28.1	70.6	253.9	248.1	219.9
Selling, general and administrative expenses	11.6	27.9	3.1	24.8	37.3	50.0	46.9
Asset impairment	6.9	—	—	—	8.2	—	—
Depreciation and amortization	9.7	11.7	3.6	7.9	31.4	36.4	32.8

Operating income (loss)	17.4	(4.1)	2.9	(6.8)	3.0	9.5	6.6

Interest expense, net	5.7	7.9	1.8	6.0	18.6	25.8	23.9
Loss on extinguishment of debt	—	35.3	—	35.3	—	35.3	35.3
Other expense (income), net	1.8	0.4	0.9	(0.4)	(3.0)	(2.9)	(3.7)

Income (loss) from continuing operations before income taxes	9.9	(47.7)	0.2	(47.7)	(12.6)	(48.7)	(48.9)
Provision for income taxes	4.0	2.0	0.5	1.5	5.6	3.7	3.2

Income (loss) from continuing operations	5.9	(49.7)	(0.3)	(49.2)	(18.2)	(52.4)	(52.1)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	0.3	0.5	(1.3)	1.6	7.2	3.0	4.3
Gain (loss) on disposal, net of tax	(2.8)	—	—	—	27.5	—	—

Income (loss) from discontinued operations	(2.5)	0.5	(1.3)	1.6	34.7	3.0	4.3

Net income (loss)	$3.4	$(49.2)	$(1.6)	$(47.6)	$16.4	$(49.4)	$(47.8)

Revenue

Consolidated operating revenue for the 2005 Third Quarter was $166.4 million, a decrease of $5.0 million, or 2.9%, compared with the 2004 Third Quarter. This decrease was partially attributable to a $2.1 million decrease in U.S. continuing center revenue due primarily to a decrease in league lineage (number of games bowled per lane per day). In addition, closed centers represent a $4.2 million negative variance compared with the prior year period. These decreases were partially offset by an increase in Products revenue of $3.3 million, or 11.8%, primarily the result of increased sales to Centers due to changes in intercompany pricing and an increase in the volume of purchases. Our intercompany revenue eliminations are approximately $2.1 million greater than the prior year period due to the increased sales to Centers.

Consolidated operating revenue for the 2005 Nine Months was $426.9 million, a decrease of $14.2 million, or 3.2%, compared with the 2004 Nine Months. This decrease was attributable to a $6.7 million decrease in U.S. continuing center revenue due primarily to a decrease in league lineage. Additionally, closed centers represent a $9.1 million negative variance compared with the prior year period. These losses were partially offset by an increase in Products revenue of $6.8 million, or 7.4%, primarily due to increased sales to Centers as a result of changes in intercompany pricing and an increase in the volume of purchases. Due to the increase in sales to Centers, the intercompany revenue elimination is $5.1 million greater than the prior year period.

Depreciation and Amortization

Depreciation and amortization decreased $1.8 million, or 15.7%, in the 2005 Third Quarter and $5.0 million, or 13.7%, in the 2005 Nine Months when compared with the prior year periods. These decreases were primarily attributable to a decrease in Centers depreciation as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated of $2.5 million and $6.9 million for the 2005 Third Quarter and 2005 Nine Months, respectively. Additionally, depreciation decreased as a result of the sale-leaseback agreements that were entered into in conjunction with the Merger (the “Sale-Leaseback Agreements”) of $0.7 million and $4.3 million for the 2005 Third Quarter and 2005 Nine Months, respectively. Closed centers represent $0.2 million and $0.7 million of the decrease for the 2005 Third Quarter and 2005 Nine Months, respectively. These decreases were partially offset by an increase in depreciation primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger of $1.9 million and $7.0 million for the New Company 2005 Third Quarter and New Company 2005 Nine Months, respectively.

Asset Impairments

In the 2005 Third Quarter and the 2005 Nine Months, we recorded $6.9 million and $8.2 million, respectively, related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets in the U.S. primarily related to 12 closed and under performing centers.

Interest Expense, net

Interest expense, net decreased $2.2 million, or 27.8%, in the 2005 Third Quarter and $7.2 million, or 27.9%, in the 2005 Nine Months compared with prior year periods. These decreases are primarily the result of lower principal amounts and interest rates under our senior secured credit agreement (the “Credit Agreement”).

Provision for Income Taxes

Total income tax expense increased to $7.9 million in the 2005 Third Quarter from $2.9 million in the 2004 Third Quarter, including tax expense on discontinued operations. The increase to income tax expense for the quarter is primarily attributable to the gain on the sale of our bowling center operations in Australia.

Total income tax expense increased to $16.1 million in the 2005 Nine Months from $4.1 million in the 2004 Nine Months, including tax expense on discontinued operations. The tax provision recorded for the 2005 Nine Months includes federal, state, and foreign taxes, including tax expense on discontinued operations. The increase is primarily due to the gain on the sale of discontinued operations in the United Kingdom and Australia and the taxation of individual subsidiaries by separate foreign jurisdictions. Various foreign subsidiaries and branches recorded a combined tax expense of $7.9 million as compared to an expense of $1.5 million for the 2004 Nine Months based on various foreign tax rates. This increase is due in part to property sales in Australia and a lease buyout for a bowling center in France. AMF Bowling Centers, Inc, a wholly-owned indirect subsidiary of Worldwide, recorded a state tax expense of $0.6 million and $2.4 million for the 2005 Nine Months and 2004 Nine Months, respectively.

Net Income (Loss)

Net income (loss) for the 2005 Third Quarter and 2005 Nine Months totaled $3.4 million and $16.4 million, respectively, compared with $(49.2) million and $(49.4) million, respectively, in the 2004 Third Quarter and the 2004 Nine Months. These increases were primarily attributable to the changes discussed above as well as the recognition of the gain on the disposal of the discontinued operations of our United Kingdom and Australian bowling centers of $27.5 million. In the 2005 Nine Months we also recognized a $4.2 million gain related to a negotiated termination of one of our bowling center leases in France. Additionally, the income contributed from our discontinued operations increased by $4.2 million in the 2005 Nine Months. These increases were partially offset by increases in operating expenses primarily attributable to an increase in rent of $19.7 million as a result of the Sale-Leaseback Agreements for the 2005 Nine Months. Additionally, in the 2005 Nine Months, we incurred expenses of $6.7 million related to strategic initiatives, $0.6 million related to certain senior management severance obligations, $1.3 million in connection with losses related to a forward exchange contract, $1.5 million related to management fees and $1.1 million related to actions alleging violations of federal legislation involving unsolicited communications. The losses incurred in the 2004 Third Quarter and 2004 Nine Months are primarily attributable to costs incurred totaling $34.6 million related to the Merger, as well as a loss on the extinguishment of debt of $35.3 million.

Comprehensive Income (Loss)

Comprehensive income (loss) for the 2005 Third Quarter and the 2005 Nine Months totaled $4.6 million and $17.0 million, respectively, compared with $(68.0) million and $(63.0) million for the 2004 Third Quarter and the 2004 Nine Months. These increases are primarily attributable to the gain recognized on the sale of our bowling centers in the United Kingdom and Australia. The losses incurred in the prior year periods are primarily attributable to expenses incurred in connection with the Merger.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally. The results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

	New Company		New Company	Reorganized Predecessor Company	New Company		Reorganized Predecessor Company
(In millions)	2005 Third Quarter	2004 Third Quarter	2004 One Month	2004 Two Months	2005 Nine Months	2004 Nine Months	2004 Eight Months
Centers (a):
Operating revenue	$141.8	$148.0	$44.8	$103.2	$349.4	$365.4	$320.6
Cost of goods sold	13.3	18.1	8.7	9.4	32.9	38.4	29.7
Bowling center operating expenses	89.3	99.1	28.3	70.8	257.8	249.0	220.7
Asset impairment	6.9	—	—	—	8.2	—	—
Depreciation and amortization	7.7	10.1	3.1	7.0	25.2	31.7	28.6

Operating income	$24.6	$20.7	$4.7	$16.0	$25.3	$46.3	$41.6

(a)	Before intersegment eliminations.

To facilitate a meaningful comparison, the continuing center results discussed below reflect the results of 379 centers (364 located in the U.S. and 15 international centers) that have been in operation one full fiscal year as of June 27, 2004.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2005 Nine Months	2004 Nine Months
Revenue:
Bowling	58.4%	58.7%
Food and beverage	27.4%	27.5%
Ancillary sources	14.2%	13.8%

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

On September 30, 2004, we sold our bowling center business that operated 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country. On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $49.5 million subject to certain post closing adjustments and exited bowling center operations in that country.

2005 Third Quarter compared with 2004 Third Quarter

Centers operating revenue for the 2005 Third Quarter decreased $6.2 million, or 4.2%, as compared with the 2004 Third Quarter. U.S. continuing center revenue decreased $2.1 million, or 1.5%, primarily the result of a decrease in league lineage. Also contributing to this decrease is a decline in revenue of $4.2 million attributable to the closure of 16 bowling centers since June 29, 2003.

Bowling center operating expenses decreased $9.8 million, or 9.9%. This decrease was primarily due to $14.0 million of costs incurred in connection with the Merger in the 2004 Third Quarter. Also contributing to this decrease was a decrease in operating expenses of $2.5 million due to closed bowling centers. These decreases were partially offset by increases in U.S. continuing center operating expenses of $5.7 million, or 7.3%, of which $5.0 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. continuing center operating expenses increased approximately 0.9% primarily the result of increased maintenance and supplies expenses. During the 2005 Third Quarter, we recorded expenses of $0.4 million related to menu and beverage changes. In addition, taxes and licenses are $0.2 million above prior year primarily related to real estate tax increases resulting from the Sale-Leaseback Agreements. Finally, in the 2005 Third Quarter an additional charge of $0.1 million was recorded related to the settlement of a case alleging violations of federal legislation involving unsolicited communications and a charge of $0.3 million was recorded related to the examination of strategic alternatives for certain international center operations. Centers also recorded a loss of $0.8 million in the 2005 Third Quarter and $0.3 million in the 2004 Third Quarter related to the disposal of certain assets. As a percentage of revenue, Centers operating expenses were 63.0% for the 2005 Third Quarter and 66.9% for the 2004 Third Quarter.

Depreciation and amortization decreased $2.4 million, or 23.8%, primarily attributable to a decrease in depreciation of $2.5 million as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. Additionally, depreciation decreased approximately $0.7 million as a result of the Sale-Leaseback Agreements and $0.2 million as a result of closed centers. These decreases were partially offset by an increase in depreciation of $1.5 million primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $24.6 million in the 2005 Third Quarter versus operating income of $20.7 million in the 2004 Third Quarter primarily due to the decrease in operating expenses and depreciation and amortization partially offset by the decreases in revenue as discussed above. Centers recorded charges related to asset impairment resulting from center closures of $6.9 million in the 2005 Third Quarter. Additionally, $4.6 million in cost of sales adjustments were incurred in the 2004 Third Quarter in conjunction with the application of purchase method accounting.

2005 Nine Months compared with 2004 Nine Months

Centers operating revenue for the 2005 Nine Months decreased $16.0 million, or 4.4%, as compared with the 2004 Nine Months. U.S. continuing center revenue decreased $6.7 million, or 2.0%, primarily the result of a decrease in league lineage. Also contributing to this decrease is a decline in revenue of $9.1 million attributable to the closure of 16 bowling centers since June 29, 2003.

Bowling center operating expenses increased $8.8 million, or 3.5%. This increase was primarily due to increases in U.S. continuing center operating expenses of $23.3 million, or 10.7%, of which $19.7 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. continuing center operating expenses increased approximately 1.7% primarily attributable to increases in insurance, tax and maintenance expenses. During the 2005 Nine Months, we recorded expenses of $0.4 million related to menu and beverage changes. Taxes and licenses are $0.7 million above prior year primarily related to real estate tax increases resulting from the Sale-Leaseback Agreements. Additionally, Centers recorded a charge of $1.1 million in the 2005 Nine Months and $0.3 million in the 2004 Nine Months related to actions alleging violations of federal legislation involving unsolicited communications. In the 2004 Nine Months, Centers recognized $1.4 million related to casualty gains. Offsetting these increases was a decrease in operating expenses of $6.5 million due to closed bowling centers. Additionally, costs of $14.0 million were incurred in connection with the Merger in the 2004 Nine Months. In the 2005 Nine Months, Centers incurred charges of $1.2 million related to losses on disposals of fixed assets compared to $0.7 million in gains in the 2004 Nine Months. As a percentage of revenue, Centers operating expenses were 73.8% for the 2005 Nine Months and 68.1% for the 2004 Nine Months.

Depreciation and amortization decreased $6.5 million, or 20.5%, primarily attributable to a decrease in depreciation of $6.9 million as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. Additionally, a decrease of $4.3 million is a result of the Sale-Leaseback Agreements and $0.7 million is attributable to closed centers. These decreases were partially offset by an increase in depreciation of $5.6 million primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $25.3 million in the 2005 Nine Months versus operating income of $46.3 million in the 2004 Nine Months primarily due to the decrease in revenue as well as the increase in operating expenses partially offset by the decrease in depreciation and amortization as discussed above. Centers recorded charges related to asset impairment resulting from center closures of $8.2 million in the 2005 Nine Months. Additionally, $4.6 million in cost of sales adjustments were incurred in the 2004 Nine Months in conjunction with the application of purchase method accounting.

Products

On April 19, 2005, we signed an asset sale agreement to sell our billiards division. This transaction is expected to be completed in the fourth quarter of fiscal year 2005. The results of operations for our billiards division have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

	New Company		New Company	Reorganized Predecessor Company	New Company		Reorganized Predecessor Company
(In millions)	2005 Third Quarter	2004 Third Quarter	2004 One Month	2004 Two Months	2005 Nine Months	2004 Nine Months	2004 Eight Months
Products (a):
Operating revenue	$31.2	$27.9	$11.8	$16.1	$98.4	$91.6	$79.8
Cost of goods sold	23.1	23.2	9.9	13.3	75.4	73.4	63.5

Gross profit	8.1	4.7	1.9	2.8	23.0	18.2	16.3

Selling, general and administrative expenses	6.1	4.9	1.6	3.4	16.9	15.6	14.0
Depreciation and amortization	1.7	1.3	0.5	0.9	5.2	4.0	3.5

Operating income (loss)	$0.3	$(1.5)	$(0.2)	$(1.4)	$0.9	$(1.4)	$(1.2)

Selected data:
Gross profit margin	26.0%	16.8%	16.1%	17.4%	23.4%	19.9%	20.4%

(a)	Before intersegment eliminations.

2005 Third Quarter compared with 2004 Third Quarter

Products operating revenue increased $3.3 million, or 11.8%, primarily attributable to an increase in revenue in the U.S. and Europe of $2.7 million and $1.1 million, respectively. These increases were partially offset by a decrease in revenue in Asia of $1.0 million. The increase in revenue in the U.S. is primarily the result of increased sales to Centers due to changes in intercompany pricing and an increase in the volume of purchases.

Gross profit increased $3.4 million, or 72.3%. The gross profit margin was 26.0% in the 2005 Third Quarter compared with 16.8% in 2004 Third Quarter. The increased margin percentage was primarily attributable to the pricing changes on sales to Centers. Additionally, in the 2004 Third Quarter, we incurred cost of sales adjustments of $0.8 million in conjunction with the Merger.

Products selling, general and administrative expenses increased $1.2 million, or 24.5%, compared with the prior year quarter. The increase in expenses is primarily attributable to an increase in payroll and bad debt expenses. Additionally, in the 2005 Third Quarter Products incurred $0.6 million of expenses that were previously recorded at Worldwide and $0.2 million of expenses that were previously recorded at our United Kingdom bowling center operations.

Depreciation and amortization increased $0.4 million, or 30.8%, primarily due to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $0.3 million in the 2005 Third Quarter compared with a loss of $1.5 million in the 2004 Third Quarter. The increase in operating income is primarily due to the increase in revenue partially offset by the increase in selling, general and administrative expenses as well as depreciation and amortization as discussed above.

2005 Nine Months compared with 2004 Nine Months

Products operating revenue increased $6.8 million, or 7.4%, primarily attributable to increased revenue in the U.S., Mexico and Europe of $8.0 million, $1.4 million and $1.0 million, respectively. These increases were partially offset by a decrease in revenue in Japan of $2.8 million. Sales to Centers increased 31.5% primarily attributable to changes in intercompany pricing as well as an increase in the volume of purchases.

Gross profit increased $4.8 million, or 26.4%. The gross profit margin was 23.4% in the 2005 Nine Months compared with 19.9% in the 2004 Nine Months. The increased margin percentage was primarily attributable to the pricing changes on sales to Centers. Additionally, in the 2004 Third Quarter, we incurred cost of sales adjustments of $0.8 million in conjunction with the Merger.

Products selling, general and administrative expenses increased $1.3 million, or 8.3%, compared with the prior year period. The increase in expenses is primarily attributable to an increase in advertising and payroll expenses as well as bad debt and legal expenses. Additionally, in the 2005 Nine Months Products incurred $1.7 million of expenses that were previously recorded at Worldwide and $0.2 million of expenses that were previously recorded at our United Kingdom bowling center operations. These increases are partially offset by the recognition of $0.7 million in gains on the disposal of two Products branches.

Depreciation and amortization increased $1.2 million, or 30.0%, primarily due to adjustments made as a result of the application of purchase method accounting related to the Merger.

Operating income was $0.9 million in the 2005 Nine Months compared with a loss of $1.4 million in the 2004 Nine Months. The increase in operating income is primarily due to the increase in revenue partially offset by the increases in selling, general and administrative expenses and depreciation and amortization as discussed above.

Liquidity - Capital Resources – Asset Sales – Capital Expenditures

General

We have $78.9 million in term loans (the “Term Loan”) under our Credit Agreement which also has an aggregate revolving loan commitment of $40.0 million (the “Revolver”).

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

Liquidity

As of March 27, 2005, working capital was $60.5 million compared with a working capital deficit of $15.5 million at June 27, 2004. Excluding assets and liabilities held for sale, working capital was $51.8 million at March 27, 2005. This change was primarily attributable to an increase in cash of $73.6 million primarily a result of proceeds received from the sale of our United Kingdom and Australian bowling center operations. Also contributing to this increase is a decrease in accounts payable and accrued liabilities of $7.7 million and $4.4 million, respectively. Partially offsetting these increases was a decrease in prepaid expenses and other current assets of $7.1 million, a decrease in accounts receivable of $6.1 million and a decrease in inventories of $6.0 million.

On February 8, 2005, our Board of Directors approved a dividend of approximately $46.8 million to Kingpin Intermediate Corp., which is our sole shareholder. Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). As a condition to making such distribution, the Indenture requires us to first make an offer to the holders of our Subordinated Notes to purchase Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased. On February 11, 2005, we made an offer to purchase approximately $46.8 million of Subordinated Notes at 102% and approximately $0.1 million were repurchased at the close of the offer period on March 11, 2005. However, due to a change in our credit rating outlook by a credit rating agency, the Company was prohibited from paying the dividend. The Indenture does allow for the dividend to be paid in the future.

Since the close of the 2005 Third Quarter, we have repurchased and intend to cancel $12.7 million of our Subordinated Notes.

Operating Cash Flow

Net cash provided by operating activities was $29.3 million in the 2005 Nine Months compared with $0.9 million in the 2004 Nine Months, an increase of $28.4 million. The increase in net cash provided by operating activities is primarily the result of a decrease in the loss from continuing operations and improved working capital utilization.

Investing

	2005 Nine Months	2004 Nine Months
Cash flows from investing activities:
Purchases of property and equipment	$(30.1)	$(31.1)
Proceeds from the sale of property and equipment	2.4	4.6
Proceeds from Sale Leaseback Agreements	—	254.0
Proceeds from sale of subsidiaries	115.8	—

Total	$88.1	$227.5

Net cash provided by investing activities was $88.1 million in the 2005 Nine Months compared with $227.5 million in the 2004 Nine Months. In the 2005 Nine Months, we received proceeds of approximately $115.8 million related to the sale of our bowling centers in the United Kingdom and Australia and $2.4 million related to the sale of property and equipment. In the 2004 Nine Months, we received proceeds of $254.0 million related to the Sale-Leaseback Agreements in connection with the Merger.

Financing

	2005 Nine Months	2004 Nine Months
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(56.1)	$(127.2)
Deferred financing costs	—	(22.0)
Dividends paid	—	(250.3)
Equity investment	—	133.7
Payments under capital lease obligations	(0.8)	(0.3)
Other	—	(1.0)

Total	$(56.9)	$(267.1)

Net cash used in financing activities was $56.9 million in the 2005 Nine Months compared with $267.1 million in the 2004 Nine Months. This decrease is primarily the result of the satisfaction of our old $150.0 million 13% Senior Subordinated Notes due September 2008 and $228.1 million in term loans under our former senior secured credit agreement in the 2004 Nine Months. Additionally, we paid dividends of $250.3 million and received a net equity investment of $133.7 million in connection with the Merger. In the 2005 Nine Months, we made payments of approximately $56.1 million on the Term Loan.

Capital Resources

The following table shows our debt balances at March 27, 2005 and June 27, 2004:

	March 27, 2005	June 27, 2004
Term Loan	$79.0	$135.0
Subordinated Notes, 10%, due 2010	149.9	150.0
Revolver	—	—
Mortgage note and capitalized leases	3.0	3.8

Total debt	$231.9	$288.8

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

At March 27, 2005, there were no outstanding borrowings under the Revolver. Outstanding standby letters of credit issued under the Revolver totaled $19.0 million leaving $21.0 million available for additional borrowings or letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions.

In October 2004, we made a required repayment under our Credit Agreement of approximately $16.1 million due to the sale of our bowling center operations in the United Kingdom, property sales in Australia and a lease termination in France. Additionally, in December 2004, we made a voluntary repayment under our Credit Agreement of approximately $30.0 million. In February 2005, we made a required repayment of $8.7 million related to the sale of our bowling center operations in Australia. These repayments were applied to the Term Loan. Under the Credit Agreement these non-scheduled repayments are applied ratably to the remaining scheduled principal payments.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of March 27, 2005. Our Credit Agreement financial covenant ratios are tightening, primarily because the covenants did not contemplate the sale of our international bowling center businesses and our U.S. bowling center business financial results have been weaker than expected. There can be no assurance that we will continue to be in compliance with these covenants. We intend to seek an amendment to these covenants to provide greater financial flexibility.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

The following table shows our asset sales for the reported periods:

	2005 Third Quarter		2005 Nine Months
	Proceeds	Loss, net	Proceeds	Loss, net
Centers (U.S.):
Excess property	$0.9	$(0.8)	$2.4	$(0.3)

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $71.2 million and exited bowling center operations in that country.

On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $45.9 million, subject to certain post-closing adjustments and exited bowling center operations in that country.

Capital Expenditures

	2005 Nine Months	2004 Nine Months
Centers	$28.6	$29.1
Products	1.5	0.7
Corporate	1.8	1.3
Eliminations	(1.8)	—

Total	$30.1	$31.1

Capital expenditures decreased $1.0 million in the 2005 Nine Months compared with the 2004 Nine Months primarily due to decreased expenditures in Centers. Due to the pricing increases between Products and Centers, the current year includes an intercompany profit elimination of $1.8 million. Capital expenditures are primarily funded from cash generated from operations.

Seasonality and Market Development Cycles

Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Products sales are also seasonal, most notably in Modernization and Consumer Products sales in the U.S. While U.S. bowling center operators purchase spare parts, supplies and consumer products throughout the year, they often place larger orders during the late spring and early summer in preparation for the start of league play in the late summer. Summer is also generally the peak period for installation of modernization equipment in the U.S. Operators in the U.S. typically sign purchase orders for modernization equipment during the spring, which is then shipped and installed during the summer when U.S. bowling centers generally have fewer bowlers. We do not expect the sale of our bowling center operations in Australia and the United Kingdom to materially impact the historical seasonality of our business.

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

Foreign currency exchange rates also impact the translation of operating results from international bowling centers and Products. International bowling centers represented 3.5% and 4.0% of consolidated revenue for the 2005 Nine Months and the 2004 Nine Months, respectively. For the 2005 Nine Months, international bowling centers represented $1.4 million in operating loss of the $3.0 million consolidated operating income and $1.5 million of the $9.3 million consolidated operating income in the 2004 Nine Months. There will be less foreign currency exchange rate impact to our Centers business as a result of the sale of our Australian and United Kingdom bowling center operations.

Products international operations represented 9.8% and 9.5% of consolidated revenue for the 2005 Nine Months and the 2004 Nine Months, respectively. For the 2005 Nine Months Products international operations represented $2.2 million of the $3.0 million consolidated operating income and in the 2004 Nine Months Products international operations represented $1.8 million in operating loss of the $9.3 million consolidated operating income.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the 2005 Third Quarter, 2005 Nine Months, 2004 Third Quarter or 2004 Nine Months.

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

Inventory Obsolescence

As we monitor working capital (defined as current assets minus current liabilities), net inventory represents approximately 17% of our current assets (excluding discontinued operations). Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

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

Deferred Tax Assets

Management periodically reviews our gross deferred tax assets to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical and expected future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of a majority of our deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

The foregoing review should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this report. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and through the use of interest rate cap agreements and foreign currency forward exchange contracts. At March 27, 2005, no interest rate cap agreements or foreign currency forward exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate.

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

We had one forward exchange contract that expired on February 9, 2005, which served as a hedge of the purchase price of our Australian bowling center operations in the notional amount of approximately $33.3 million. The fair value of the foreign currency derivative contract outstanding at February 9, 2005 was $1.5 million resulting in a loss of the same amount.

The following table provides information about our fixed and variable-rate debt at March 27, 2005, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
December 1, 2010	$149.9	10.00%	—	—
August 27, 2009	—	—	$79.0	5.45%

The fair value of the Term Loan and the Subordinated Notes at March 27, 2005 was approximately $79.0 million and $152.1 million, respectively.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation, employee compensation and environmental claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, the claims and actions in which we are involved are not expected to have a material adverse impact on our financial position or results of operations. In addition, we are a defendant in two state court actions (one in Georgia and one in Missouri) alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. The plaintiffs in these actions seek statutory damages and requested geographically-limited class certifications. A settlement of the Georgia class action has received final court approval. A settlement of the Missouri class action has received preliminary court approval. From time to time, we resolve claims alleging similar violations in order to avoid litigation.

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

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.1	Supplemental Indenture, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to the 10% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

4.2	Joinder to Registration Rights Agreement, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston, acting through its Cayman Islands Branch (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

10.1	First Amendment to Credit Agreement dated as of September 20, 2004 among Kingpin Intermediate Corp., the Company, the Lenders signatory thereto and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, amending that certain Credit Agreement dated as of February 27, 2004 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

10.2	Employment Letter, dated as of October 27, 2004, between AMF Bowling Worldwide, Inc. and Anthony J. Ponsiglione II (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 (File No. 001-12131)).*

10.3	Kingpin Holdings, LLC 2004 Unit Option Plan dated as of September 27, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 (File No. 001-12131)).*

12.1	Statement re: Computation of Ratios (filed herewith).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(registrant)

/s/ Christopher F. Caesar	May 11, 2005
Christopher F. Caesar
Senior Vice President, Chief Financial Officer and Treasurer
(Duly authorized officer of the registrant and principal financial officer)