Form 10-K
period 2005-07-03
AMF BOWLING WORLDWIDE INC
filed 2005-09-30
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12131

AMF BOWLING WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3873272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7313 Bell Creek Road

Mechanicsville, Virginia 23111

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 24, 2004 was zero.

As of July 3, 2005, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMF BOWLING WORLDWIDE, INC.

Annual Report on Form 10-K

July 3, 2005

PART I

PART I

ITEM 1.	BUSINESS

General Business

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, we, us, or our) are engaged in two business segments:

•	the operation of bowling centers (“Centers”); and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers is the largest operator of bowling centers in the world with 367 centers in operation as of July 3, 2005, comprised of 352 centers in the U.S. and 15 bowling centers operating outside the U.S. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $69.9 million and on February 8, 2005, we sold our 42 bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom and Australia. The results of operations for the bowling centers in these countries have been reported as discontinued operations for all periods presented.

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

We are marketing for sale our billiards division, which manufactures and sells Playmaster, Highland and Renaissance brands of billiard tables. In this report, our billiards division is included as part of Products. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

Worldwide serves as the corporate headquarters of the Company. Its employees provide management and administrative services for Centers and certain administrative services for Products. Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide.

QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), operates our Products business. AMF Products was a wholly-owned indirect subsidiary of Worldwide for the fiscal year covered by this report. As of June 7, 2005, our billiards division operates in AMF Billiards & Games LLC, which is a wholly-owned subsidiary of Worldwide.

Joint Venture

We have not completed the previously announced transactions to form the joint venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”). We expect that the transactions will close during the second quarter of fiscal year 2006. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, will contribute the equity of AMF Products and substantially all of the other subsidiaries that conduct our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), a company organized under the laws of Luxemburg, in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also will contribute the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. On September 16, 2005, in anticipation of creating the

Joint Venture, the name of AMF Products was changed to “QubicaAMF Worldwide, LLC”. Qubica also changed its name to QubicaAMF Europe S.p.A. Other subsidiaries of AMF Products and Qubica have changed their names to reflect the name “QubicaAMF.”

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries will enter into various agreements with the Joint Venture or its subsidiaries. These agreements will include, but will not be limited to, a supply agreement between AMF Centers and the Joint Venture that will require the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture that will allow the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that will provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements will be on an arms-length basis and will reflect commercial terms. In addition, the Joint Venture will adopt an option plan (the “JV Option Plan”) and will award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and Qubica will be equally reduced.

Subject to options being exercised under the Option Plan, AMF Holdings and the shareholder of Qubica will own 50% of the equity of the Joint Venture. Each will have the right to select three (3) members of the board of managers of the Joint Venture. John Walker, who is the President of our Products business, will be the chief executive officer of the Joint Venture. Christopher Caesar, formerly our chief financial officer, will serve as its chief financial officer. The headquarters of the Joint Venture will be at the present offices of Products, 8100 AMF Drive, Mechanicsville, Virginia with the headquarters of its automatic scoring division being located in Bologna, Italy at the offices of Qubica.

The Joint Venture will be a holding company. Its operations will be conducted and its assets held in its operating subsidiaries. AMF Products and Qubica will be the principal operating subsidiaries and AMF Products will continue to own the assets and employ the same employees as it did prior to the formation of the Joint Venture.

When we create the Joint Venture, the Company will retain ownership of its subsidiary that conducts the Products business in the United Kingdom. However, the services of that subsidiary will be made available to the Joint Venture under a services agreement. In addition, the billiards division will not be contributed to the Joint Venture.

When the transactions to form the Joint Venture are completed, AMF Products will cease to be a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our $150.0 million 10% Subordinated Notes due on 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secure its guarantee will be released. In addition, the Joint Venture, expects to enter into a credit agreement that will be secured by the guarantees and assets of certain of its subsidiaries. Worldwide and its remaining subsidiaries will have no obligation under the Joint Venture’s credit agreement.

We will account for our investment in the Joint Venture using the equity method and management will determine how the equity method will affect certain presentations in our future reports, such as our critical accounting policies, business strategies and properties.

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

Change of Fiscal Year

On March 20, 2002, we changed our fiscal year end from December 31 to the Sunday closest to June 30. This results in fiscal years having 52 or 53 weeks. Previously, our fiscal year ran from January 1 through December 31. We also adopted a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Our fiscal year 2005 (“Fiscal Year 2005”) ended on July 3, 2005 and contained 53 weeks.

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

In mid-1999, it became apparent that cash flows were insufficient to service long term debt obligations and the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code, was the most effective way to restructure the Company’s balance sheet.

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

On February 1, 2002, the Bankruptcy Court confirmed the Second Amended Second Modified Joint Plan of Reorganization (the “Chapter 11 Plan”) of the Debtors. The Chapter 11 Plan became effective on March 8, 2002 (the “Effective Date”), which is the date on which the Debtors emerged from Chapter 11. On May 18, 2004, the Bankruptcy Court entered an order closing the Chapter 11 proceeding.

Fresh Start Accounting

In connection with our emergence from Chapter 11, we applied fresh start accounting to our financial statements in accordance with Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under SOP 90-7, the reorganization value of the Company, which was established for purposes of the Chapter 11 Plan, was allocated to our various assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and our liabilities were stated at their present values.

Although the Effective Date of the Chapter 11 Plan was March 8, 2002, the consummation of the Chapter 11 Plan was reflected as of February 28, 2002, the end of our most recent fiscal month prior to the Effective Date. The Company, as it existed prior to the Effective Date, is referred to as the “Predecessor Company” and, as it existed on and after the Effective Date through February 26, 2004, is referred to as the “Reorganized Predecessor Company.” The operating results and cash flows of the Reorganized Predecessor Company and the Predecessor Company are separately presented as a result of the application of fresh start accounting at February 28, 2002. Our financial statements after the Effective Date are not comparable with the Predecessor Company’s financial statements.

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from our emergence from the Chapter 11 proceeding, but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, our post-Chapter 11 Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of our long lived assets. This revaluation lowered depreciation and amortization expense in periods subsequent to February 2002. The operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements just as the financial statements of the Reorganized Predecessor Company are not comparable with the Predecessor Company’s financial statements.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we wrote off our goodwill at January 1, 2002, significantly reducing amortization expense in periods subsequent to December 31, 2001.

See “Joint Venture” above for a description of our anticipated investment in the Joint Venture.

Business Segments

Centers

As of July 3, 2005, we operated 352 bowling centers in 39 states and Puerto Rico and 15 bowling centers outside the U.S. Centers contributed approximately 81% of consolidated revenue during Fiscal Year 2005.

Centers derives revenue from three sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources, including shoe rental, amusement machines, billiards and pro shops (“Ancillary Sources”).

In Fiscal Year 2005, bowling, food and beverage sales and Ancillary Sources represented 58%, 27% and 15% of total Centers revenue, respectively.

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

Products

Products contributed approximately 19% of our revenue during Fiscal Year 2005 (excluding intersegment sales to Centers). Products revenue is split between NCP and Modernization and Consumer Products. Currently, NCP sales account for approximately 17% of Products revenue and Modernization and Consumer Products sales account for approximately 83%. NCP revenue includes revenue from the sale of refurbished pinspotters, new automatic scoring systems, lanes, bowler seating and other components.

In Fiscal Year 2005, sales of NCP units were 1,198 units compared with 918 units in fiscal year 2004. The increase in NCP units was mainly in the North American and Japanese markets.

Sales of Modernization and Consumer Products to bowling center operators provide a more stable base of recurring annual revenue than NCP sales. Some products in this category, such as bowling pins, are typically replaced annually to maintain a center. Other products, while purchased less frequently, are necessary to modernize a center or to replace worn out equipment.

Products revenue typically includes approximately $17 million to $25 million annually of intersegment sales to Centers. These sales are eliminated from our consolidated financial results but are reflected in the Products results.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 16. Geographic Segments” and “Note 17. Business Segments” in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments. See also “Joint Venture” above for a discussion of expected changes to the operations of the Products segment.

Business Strategy

During Fiscal Year 2005, we continued to focus on our core U.S. Centers and Products businesses. When the Joint Venture is completed, the business strategy of the Products business will be determined by the Joint Venture. Our Centers business will focus on the strategies discussed below and will continue to consider strategic opportunities including acquisitions, divestitures and joint ventures as opportunities arise.

Centers

Focused Marketing and Sales Efforts: We believe that a modest investment in local marketing and sales expertise may add incremental revenue at attractive profit margins. This effort includes carefully timed, high quality direct mail offers to increase open play games. Additionally, field marketing professionals will focus on increasing group events to generate traffic, such as corporate outings, birthday parties, school events and new league offerings.

Improved Food and Beverage Offering: In Fiscal Year 2005, we introduced a new core menu and changed food and soft drink providers. To help execute this initiative, we have added staff with culinary and alcoholic beverage backgrounds to address needs such as cooking procedures, up selling and lane service. The new staff will be responsible for upgrading and testing new food items. Key focus areas will be product quality and presentation and training of center level staff. We believe these efforts will increase the spending of our customers.

Human Resource Investment to Attract High Quality General Managers: We recognize that a center’s success is directly related to the quality of the general manager. We have added staff in our Human Resources Department to recruit and hire general managers who will enhance our customer’s experience. In addition, we will regularly review our compensation levels and bonus plans to ensure that they support our effort to attract and retain high quality general managers.

Implement Shared Retail Best Practices Across Bowling Centers: We continue the transition from a collection of independent bowling centers to a retail chain with best practices and centrally-established strategies and execution plans. Key elements of the process will include pricing discipline, better management, training and measurement. To complement the transition, we introduced secret shopper programs and tied those results to incentive compensation plans.

Selectively Invest in Facility Improvements: To improve the customer experience, we are making selective facility improvements to key bowling centers, such as new scoring systems, improved lighting and interior decor, larger arcades and modernized restrooms. We have selected the Long Island, NY market as our first test market of this strategy and are underway with this initiative. We anticipate completion of this test in fiscal year 2006. In addition, we also identified certain bowling centers that we believe have high potential for growth and are making facility improvements to them.

Improve Management Information Systems: We recently completed upgrading our point-of-sale system. We believe that this upgrading will enhance information capabilities and open the doors to further technology, such as credit card integration and on-line reservation capabilities.

Products

Our Products business was organized into five separate functional operating divisions (including our billiards division). The manager of each division is responsible for the division’s financial performance and balance sheet. We believe this responsibility brings our managers closer to customers, and therefore better able to provide customer satisfaction and effect innovative product development. We continue to focus on new product introductions, cost reduction opportunities to existing products and better working capital management. As part of the Joint Venture, we believe that Products will build on this model and add cost savings and margin improvements through the combined efficiencies of our and Qubica’s operations and increase the development of products and services that offer solutions to customers.

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

The U.S. bowling center industry is highly fragmented. There are approximately 5,000 bowling centers that are owned by single-center and small-chain operators. Of these, approximately 2,000 have 24 lanes or more. In addition to us, there is only one other large bowling center operator which operates approximately 127 centers worldwide. There are three smaller chains that together operate approximately 55 bowling centers.

Products

We are one of the two full-line manufacturers of bowling equipment and supplies that compete globally. We believe full-line manufacturers have an advantage in the case of equipment packages, such as NCPs, where purchasers often desire to buy all of the bowling equipment necessary to outfit a new center from a single supplier.

Products competes with other manufacturers primarily through price, service and after sale support. Management believes that the abundant supply of lower priced, used bowling equipment and additional competition from overseas manufacturers, which may enjoy a lower cost structure, have historically adversely impacted our competitive position. In addition, because purchasers of NCPs are often start-up businesses, current political and economic conditions increase the difficulty that purchasers face in obtaining financing to build and equip new bowling centers.

In the sale of Modernization and Consumer Products, we compete with Brunswick Corporation, Qubica and a large number of smaller companies. Prior to the Joint Venture, Qubica was a competitor and was viewed by many customers as a leader in the automatic scoring business.

Management expects the trend toward lower cost products and price competition to continue.

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, difficulty in obtaining distribution and support for products, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Since we have sold our bowling center operations in the United Kingdom and Australia, management believes that, our international operations are less subject to the risks inherent in operating internationally.

Employees

Centers

As of July 3, 2005, Centers had approximately 9,845 full- and part-time employees worldwide, of which approximately 9,355 were employed in the U.S. and approximately 490 were employed internationally. The split between full-time and part-time employees is approximately 36% and 64%, respectively. We believe our relations with our Centers employees are satisfactory. Substantially all Centers employees are non-union employees.

Products

As of July 3, 2005, Products had 654 full-time employees worldwide, including the 95 employees of our billiards division, of which 360 were employed in manufacturing and 294 in sales, service, logistics and administration. There were 422 employees in the U.S. When the Joint Venture is formed excluding the employees of our billiards division, Products employees will become employees of the Joint Venture. We believe our relations with our Products employees are satisfactory. None of these employees are union members.

Corporate

As of July 3, 2005, our corporate offices had 107 full-time employees, all of which were employed in the U.S. We believe our relations with our corporate employees are satisfactory.

Website Access to Securities and Exchange Commission Reports

We file annual, quarterly and current reports, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). Our website address is www.amf.com. Through a link to the SEC’s internet site on the “Company Information” portion of our website, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished to the SEC as soon as reasonably practical after we electronically file such material with, or furnish such material to, the SEC.

ITEM 2.	PROPERTIES

Centers

As of July 3, 2005, we operated 352 bowling centers in the U.S. and Puerto Rico and 15 centers outside the U.S. The average age of our U.S. bowling centers, including leased centers, is approximately 40 years. A typical bowling center has approximately 1,000 square feet of total space per bowling lane. Our average bowling center has approximately 38 lanes.

During Fiscal Year 2005, we permanently closed 18 bowling centers in the U.S.

The following table profiles Centers as of July 3, 2005:

Country	Number of Locations	Owned	Leased
U.S.	352	54	298
Mexico	9	5	4
France	3	—	3
Japan	3	—	3

Total	367	59	308

During Fiscal Year 2005, we sold the land and buildings associated with four bowling centers in the U.S. for net proceeds of $3.4 million and losses of $0.5 million and received $4.3 million in consideration of the termination of a lease for premises on which we operated a bowling center. In addition, we terminated our license with the City of Paris, France to operate a bowling center and received $4.5 million.

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69.9 million. During calendar year 2004, we closed five bowling centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining operating bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom and Australia.

In connection with the Merger, AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of Worldwide, sold the land and related improvements of 186 owned bowling centers in the U.S. to unrelated third parties for gross proceeds of $254.0 million and AMF Centers simultaneously leased these bowling centers from the purchasers pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each.

Our remaining bowling center leases are subject to periodic renewal. Forty-nine leases for bowling centers in U.S. Centers have leases that expire during the next three years, of which thirty-four have renewal options at fixed rent increases. Six leases for our international bowling centers have leases that expire during the next three years, none of which have renewal options at fixed rent increases. Management believes that it will generally be successful in renewing expiring center leases. There can be no assurance, however, that management will be able to renew leases, absent a favorable fixed rent in the option, at rents that would permit us to maintain or increase existing cash flow margins or on terms that are otherwise favorable to us. In addition, in light of the age of our bowling centers, which may require significant capital expenditures for maintenance, we may choose not to renew leases for marginally performing bowling centers. If we are unable to renew leases at rents that allow centers to remain profitable or management chooses not to renew leases, absent acquiring or building additional centers, the number of bowling centers will decrease.

Products and Corporate

As of July 3, 2005, Products owned or leased facilities at two locations in the U.S. that are used for its bowling equipment business. The billiards division owns real estate in Bland, Missouri that is used for its billiards business.

The following tables reflect our properties prior to the formation of the Joint Venture.

U.S. FACILITIES

Location	Function	Approximate Square Footage	Owned/ Leased
Mechanicsville, VA	Corporate headquarters of Worldwide, Products and Centers; Products manufacturing facility for pinspotters, automatic scoring, synthetic lanes, other capital equipment and its warehouse and distribution facility	360,000	Owned
Lowville, NY	Manufacturing facility for pins and wood lanes	171,000	Owned
Bland, MO	Manufacturing facilities for billiard tables *	106,000	Owned

*	This property will not be owned by the Joint Venture.

INTERNATIONAL FACILITIES

Location	Function	Approximate Square Footage
Emu Plains, Australia	Office	1,400
	Warehouse	10,100
Hong Kong, the People’s Republic of China	Office	300
Levallois-Perret, France	Office*	2,200
Mainz-Kastel, Germany	Office	800
Yokohama, Japan	Office	3,100
	Services Center	8,900
Osaka, Japan	Office	800
Fukuoka, Japan	Office	400
Mexico City, Mexico	Office/Warehouse	5,900
Warsaw, Poland	Office	800
Granna, Sweden	Office/Warehouse	17,200
Hemel Hempstead, United Kingdom	Office/Warehouse**	10,800
Moscow, Russia	Office	600
	Warehouse	3,100
Rotterdam, the Netherlands	Office	8,000
	Warehouse	16,900

*	Includes available, but currently unused, warehouse space.

**	Indicates properties that will not be owned by the Joint Venture.

At July 3, 2005, Products leased all of its international facilities.

For information concerning material liens against our owned real estate, see “Note 9. Long-Term Debt” in the Notes to Consolidated Financial Statements.

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

In addition, we recently settled two class actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. Those class settlements have been made final and the cases have been dismissed.

In July 2005, the Western Australian Commissioner of State Revenue, (the “Commission”) assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is an internal review by the Commission. If the assessment is not reversed, management intends to appeal the assessment. The Australian states of South Australia and New South Wales have also made inquiries about the applicability of their land-rich laws but have not made assessments.

European Community Tariff

The Commission of the European Community (the “Commission”) increased tariffs last year on certain U.S. exports to the countries comprising the European Community (the “EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (the “WTO”). A substantial portion of our bowling products imported into the EC was subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 14%. In response, U.S. Congress enacted legislation that was intended to address the issues raised by the EC. The Commission agreed to repeal temporarily the additional duty retroactive to January 1, 2005 pending a WTO determination that the U.S. legislation adequately responded to global trade rules. On August 12, 2005, a WTO dispute panel ruled that the U.S. did not comply with the earlier WTO decision against tax benefits for U.S. export firms. If this recent ruling is adopted, the Commission may re-impose the retaliatory tariffs.

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

Currently and from time to time, we are subject to environmental and other regulatory claims. In management’s opinion, the various claims in respect of which we are currently involved, are not likely to have a material adverse impact on our financial position or results of operations.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Merger on February 27, 2004, we are a wholly-owned indirect subsidiary of Kingpin Holdings. Kingpin Holdings is a limited liability company formed at the direction of CHS. Kingpin Holdings is owned by CHS IV, our chief executive officer and the Equity Investors. In connection with the Merger, we paid a dividend of $250.3 million to Kingpin Intermediate Corp. As part of the Merger, Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, became the sole shareholder of our Company. See “Note 9. Long-Term Debt” in the Notes to Consolidated Financial Statements for additional information on dividends.

As a result of the Merger, the Old Common Stock was canceled and is no longer publicly traded. As of July 3, 2005, all of the New Common Stock is held by Kingpin Intermediate Corp.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data for the fiscal periods indicated below were derived from our audited consolidated financial statements for the Fiscal Year 2005, the New Company 2004 Four Months, the Reorganized Predecessor Company 2004 Eight Months, the Fiscal Year 2003, the Reorganized Predecessor Company 2002 Four Months, the Predecessor Company 2002 Two Months, the six months ended June 30, 2002 (as defined in “Description of Reporting Periods” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations) and each of the years in the two year period ended December 31, 2001. The data should be read in conjunction with our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report. The selected financial data for periods prior to December 31, 2001 do not reflect our emergence from Chapter 11 but instead represent our financial position and capital structure prior to the implementation of the Chapter 11 Plan. As such, among other things, the data does not reflect the effects of the cancellation of indebtedness resulting from the Chapter 11 proceeding, our post-Chapter 11 Plan capital structure or the application of fresh start accounting. Also, in accordance with SFAS No. 142, we wrote off our goodwill as of January 1, 2002.

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

Under SOP 90-7, our reorganization value, which was established for purposes of the Chapter 11 Plan, was allocated to our various assets in accordance with SFAS No. 141 and the liabilities were stated at their present values. The application of SOP 90-7 resulted in the write down of certain long lived assets.

In conjunction with the Merger, the fair value of assets acquired and liabilities assumed were estimated in accordance with the purchase method of accounting for the Reorganized Predecessor Company 2004 Eight Months. We obtained a third-party valuation of certain assets, the results of which are reflected in our allocation of the purchase price.

AMF BOWLING WORLDWIDE, INC.

SELECTED FINANCIAL DATA

	New Company		Reorganized Predecessor Company			Predecessor Company	Six Months ended June 30, 2002 (c)	Predecessor Company
								December 31,
(In millions)	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months		2001	2000
Statements of Operations Data (a)(b):
Operating revenue	$568.6	$183.6	$386.1	$571.0	$189.4	$107.8	$297.2	$605.7	$617.3
Operating expenses	531.0	179.8	346.7	468.4	166.6	79.9	246.5	540.5	563.6
Depreciation and amortization	45.6	16.4	32.8	69.9	25.4	15.4	40.8	119.4	115.4

Total operating expenses	576.6	196.2	379.5	538.3	192.0	95.3	287.3	659.9	679.0

Operating income (loss)	(8.0)	(12.6)	6.6	32.7	(2.6)	12.5	9.9	(54.2)	(61.7)
Interest expense	25.6	8.4	24.2	37.6	15.2	7.8	23.0	102.6	119.5
Income (loss) from continuing operations before reorganization items, net, gain on debt discharge, net, fresh start accounting adjustments, provision (benefit) for income taxes, equity in loss of joint ventures, net, and cumulative effect of change in accounting for goodwill	(28.2)	(21.2)	(48.9)	0.7	(13.3)	3.9	(9.5)	(161.0)	(182.9)
Gain on debt discharge, net	—	—	—	—	—	(774.8)	(774.8)	—	—
Fresh start accounting adjustments	—	—	—	—	—	66.0	66.0	—	—
Cumulative effect of change in accounting for goodwill	—	—	—	—	—	(703.4)	(703.4)	—	—
Income (loss) from continuing operations	(33.2)	(19.8)	(52.1)	(1.9)	(17.1)	1,402.0	1,384.9	(222.2)	(183.5)
Discontinued operations:
Gain (loss) from operations	7.1	0.8	4.3	5.3	1.5	(14.1)	(12.6)	5.2	3.0
Gain on disposals, net of tax	15.4	—	—	—	—	—	—	—	—

Net income (loss)	$(10.7)	$(19.0)	$(47.8)	$3.4	$(15.5)	$(19.0)	$(34.6)	$(217.0)	$(181.5)

Net income (loss) per common share:
Basic	N/A	N/A	$(4.78)	$0.34	$(1.56)	$—	$—	$—	$—
Diluted	N/A	N/A	(4.78)	0.34	(1.56)	—	—	—	—
Income (loss) from continuing operations per common share:
Basic	N/A	N/A	$(5.21)	$(0.19)	$(1.71)	$—	$—	$—	$—
Diluted	N/A	N/A	(5.21)	(0.19)	(1.71)	$—	$—	$—	$—

AMF BOWLING WORLDWIDE, INC.

SELECTED FINANCIAL DATA

	July 3, 2005	June 27, 2004	June 29, 2003	June 30, 2002	December 31,
(In millions)					2001	2000
Selected Balance sheet data:
Total assets	$391.6	$502.1	$731.4	$755.5	$1,549.4	$1,726.3
Goodwill	—	—	—	—	718.4	746.1
Working capital (d)(e)	28.1	(15.5)	(10.4)	(7.4)	(613.4)	(1,105.1)
Liabilities subject to resolution (f)	0.1	0.2	1.3	3.6	595.5	—
Total debt	204.8	288.8	416.5	441.1	619.5	1,136.6
Stockholder’s equity (g)	97.2	111.4	211.6	200.9	229.5	453.9

(a)	Certain amounts have been reclassified to conform to current year presentation.

(b)	Certain amounts may be affected by rounding.

(c)	Six months ended June 30, 2002 is the combination of the Predecessor Company Two Months and the Reorganized Predecessor Company Four Months and is presented for comparability purposes. These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of fresh start accounting and are therefore not presented in accordance with generally accepted accounting principles.

(d)	Working capital as of December 31, 2000, includes the classification of $1,134.6 million of long-term debt as a current liability. Working capital as of December 31, 2001, includes the classification of $616.4 million of our indebtedness under the senior secured credit agreement dated May 1, 1996, as amended and restated (the “Pre-petition Credit Agreement”), in the current portion of long-term debt.

(e)	Working capital as of December 31, 2001, excludes the classification of $595.5 million of liabilities subject to resolution.

(f)	Liabilities subject to resolution refers to those claims that either were impaired under the Chapter 11 Plan or are personal and real property tax claims. The holders of the impaired claims did not receive the full amount of their claims, but received a pro rata distribution of our Old Common Stock, Series A Warrants and Series B Warrants.

(g)	In connection with the Merger, in Fiscal Year 2004, we paid a dividend of $250.3 million to Kingpin Intermediate Corp. which was deposited with our disbursement agent for payment to Worldwide’s then common stockholders and included $1.0 million for the benefit of unissued equity holders under the Chapter 11 Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents

This MD&A includes the following:

•	Introduction

•	Joint Venture

•	Merger

•	Outlook

•	Consolidated Results

•	Fiscal Year 2005 compared with Fiscal Year 2004

•	Fiscal Year 2004 compared with Fiscal Year 2003

•	Performance by Business Segment

Centers

•	Fiscal Year 2005 compared with Fiscal Year 2004

•	Fiscal Year 2004 compared with Fiscal Year 2003

Products

•	Fiscal Year 2005 compared with Fiscal Year 2004

•	Fiscal Year 2004 compared with Fiscal Year 2003

•	Financial Condition

•	Liquidity

•	Capital Resources

•	Contractual Obligations

•	Asset Sales

•	Equipment Sale Repurchase Agreements and Operating Lease Guarantees

•	Capital Expenditures

•	Seasonality and Market Development Cycles

•	Off-Balance Sheet Arrangements

•	International Operations

•	Impact of Inflation

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Disclosures Regarding Forward-Looking Statements

Introduction

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, we, us or our) operate in two business segments: bowling center operations (“Centers”) and bowling products operations (“Products”). In Fiscal Year 2005, Centers, the largest segment, represented 80% of consolidated revenue. In reviewing Centers, management focuses on Center revenue, operating expenses and capital expenditures. In reviewing Products, management focuses on working capital as well as revenue, operating expenses and gross profit margin. To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discuss the results of Centers and Products separately.

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

Our Centers segment had 367 bowling centers on July 3, 2005 (352 in the U.S. and 15 internationally). On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69.9 million. During calendar year 2004, we closed 5 bowling centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom and Australia. The results of operations of the bowling centers in the United Kingdom and Australia are reported as discontinued operations for all periods presented.

Our Products segment includes the manufacture of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes. We are marketing for sale our billiards division, which was formerly part of the Products segment and manufactures and sells Playmaster, Highland and Renaissance brands of billiard tables. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

Joint Venture

We have not completed the previously announced transactions to form the joint venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”). We expect that the transactions will close during the second quarter of fiscal year 2006. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, will contribute the equity of AMF Products and substantially all of the other subsidiaries that conduct our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), a company organized under the laws of Luxembourg, in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica will also contribute the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. On September 16, 2005, in anticipation of creating the Joint Venture, the name of AMF Products was changed to “QubicaAMF Worldwide, LLC.”. Qubica also changed its name to QubicaAMF Europe S.p.A. Other subsidiaries of AMF Products, and Qubica have changed their names to reflect the name “QubicaAMF.”

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries will enter into various agreements with the Joint Venture or its subsidiaries. These agreements will include, but will not be limited to, a supply agreement between AMF Centers and the Joint Venture that will require the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture will allow the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that will provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements will be on an arms-length basis and will reflect commercial terms. In addition, the Joint Venture will adopt an option plan (the “JV Option Plan”) and will award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and Qubica will be equally reduced.

Subject to options being exercised under the Option Plan, AMF Holdings and the shareholder of Qubica will own 50% of the equity of the Joint Venture. Each will have the right to select three (3) members of the board of managers of the Joint Venture. John Walker, who is the President of our Products business, will be the chief executive officer of the Joint Venture. Christopher Caesar, formerly our chief financial officer, will serve as its chief financial officer. The headquarters of the Joint Venture will be at the present offices of Products, 8100 AMF Drive, Mechanicsville, Virginia with the headquarters of its automatic scoring division being located in Bologna, Italy at the offices of Qubica.

The Joint Venture will be a holding company. Its operations will be conducted and its assets held in its operating subsidiaries. AMF Products and Qubica will be the principal operating subsidiaries and AMF Products will continue to own the assets and employ the same employees as it did prior to the formation of the Joint Venture.

When we create the Joint Venture, the Company will retain ownership of its subsidiary that conducts the Products business in the United Kingdom. However, the services of that subsidiary will be made available to the Joint Venture under a services agreement. In addition, the billiards division will not be contributed to the Joint Venture.

When the transactions to form the Joint Venture are completed, AMF Products will cease to be a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our $150.0 million 10% Subordinated Notes due on 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secure its guarantee will be released. In addition, the Joint Venture expects to enter into a credit agreement that will be secured by the guarantees and assets of certain of its subsidiaries. Worldwide and its remaining subsidiaries will have no obligation under the Joint Venture’s credit agreement.

We will account for our investment in the Joint Venture using the equity method and, management will determine how the equity method will affect certain presentations in our future reports, such as our critical accounting policies, business strategies and properties.

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

Outlook

In Fiscal Year 2005, we continued to evaluate and implement programs to improve our Centers business and worked on selling our Australian and United Kingdom bowling center operations. In the second quarter of fiscal year 2006, we expect to complete the transactions related to the Joint Venture. We believe these efforts will allow management to focus on our core bowling centers business and to continue to explore strategic opportunities including acquisitions, divestitures and joint ventures as opportunities arise.

Consolidated Results

The results of operations of the consolidated group of companies, Centers and Products are discussed below. The business segment results are presented before intersegment eliminations since we believe this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.

Prior to March 8, 2002, we were referred to as the “Predecessor Company.” On and after March 8, 2002 until February 27, 2004, we were referred to as the “Reorganized Predecessor Company” and, as we existed on and after February 27, 2004, we are referred to as the “New Company.” As a result of the Merger, the financial results during the twelve months ended June 27, 2004 include results of the New Company and the Reorganized Predecessor Company. Accordingly, the operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements. Although the Merger was completed on February 27, 2004, the consummation of the Merger has been reflected as of February 29, 2004, the end of our fiscal period closest to the date of the Merger.

The following table describes the periods presented in the MD&A:

Period	Referred to as

Results for the New Company from June 28, 2004 through July 3, 2005	“Fiscal Year 2005”

Combined New Company 2004 Four Months and Reorganized Predecessor Company 2004 Eight Months	“Fiscal Year 2004” *

Results for the New Company from March 1, 2004 through June 27, 2004	“New Company 2004 Four Months”

Results for the Reorganized Predecessor Company From June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”

Results for the Reorganized Predecessor Company from July 1, 2002 through June 29, 2003	“Fiscal Year 2003”

Results for the Reorganized Predecessor Company from March 1, 2002 through June 30, 2002	“Reorganized Predecessor Company 2002 Four Months”

Results for the Predecessor Company from January 1, 2002 through February 28, 2002	“Predecessor Company 2002 Two Months”

*	These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of purchase method accounting and are therefore not presented in accordance with generally accepted accounting principles (“GAAP”).

Consolidated Group

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Operating revenue	$568.6	$569.6	$571.0
Cost of goods sold	128.2	130.5	115.8
Bowling center operating expenses	341.3	330.5	311.1
Selling, general and administrative expenses	50.0	64.5	40.4
Restructuring, refinancing and other charges	11.5	0.8	1.1
Depreciation and amortization	45.6	49.3	69.9

Operating income (loss)	(8.0)	(6.0)	32.7
Interest expense, net	24.2	32.1	37.0
Loss on extinguishment of debt	1.8	35.3	—
Other (income) expense, net	(5.8)	(3.3)	(5.1)

Income (loss) from continuing operations before reorganization items, net and provision for income taxes	(28.2)	(70.1)	0.8
Reorganization items, net	—	(0.3)	(0.3)

Income (loss) from continuing operations before provision for income taxes	(28.2)	(69.8)	1.1
Provision for income taxes	5.0	2.0	3.0

Loss from continuing operations	(33.2)	(71.8)	(1.9)
Discontinued operations:
Income from discontinued operations, net of tax	7.1	5.1	5.3
Gain on disposals, net of tax	15.4	—	—

Income from discontinued operations	22.5	5.1	5.3

Net income (loss)	$(10.7)	$(66.8)	$3.4

(a)	Fiscal Year 2004 is unaudited.

Fiscal Year 2005 compared with Fiscal Year 2004

Consolidated operating revenue was $568.6 million in Fiscal Year 2005 compared with $569.6 million in Fiscal Year 2004, a decrease of $1.0 million, or 0.2%. This decrease was primarily attributable to a decrease in revenue of $12.8 million due to closing of 28 bowling centers since the beginning of Fiscal Year 2004. This decrease was partially offset by a $6.9 million increase in U.S. continuing center revenue as a result of an increase in open play lineage as well as increases in food and ancillary sources revenue. In addition, Products revenue increased $9.7 million, or 7.2%, primarily as a result of increased sales to Centers and an increase in intercompany pricing. Our intercompany revenue eliminations are approximately $5.4 million greater than in Fiscal Year 2004 due to the same factors.

Operating loss was $8.0 million in Fiscal Year 2005 compared with an operating loss of $6.0 million in Fiscal Year 2004, an increase in the loss of $2.0 million, or 33.3%. The increase in the loss is primarily due to an increase in asset impairments of $10.7 million and an increase in bowling center operating expenses of $10.8 million, or 3.3%, primarily the result of an increase in rent as a result of the sale-leaseback agreements that were entered into in connection with the Merger (the “Sale-Leaseback Agreements”). These increases were partially offset by expenses incurred in Fiscal Year 2004 related to the Merger.

Fiscal Year 2004 compared with Fiscal Year 2003

Consolidated operating revenue was $569.6 million in Fiscal Year 2004, a decrease of $1.4 million, or 0.2%, compared with Fiscal Year 2003. This decrease was attributable to a $5.3 million decrease in U.S. continuing centers revenue as a result of a decrease in lineage that impacted revenue from bowling, food and beverage and ancillary sources. In addition, closed centers represented an $8.9 million negative variance compared with Fiscal Year 2003. These decreases were partially offset by an increase in Products revenue of $15.3 million primarily due to an increase in revenue in the Japanese and U.S. markets.

Operating loss was $6.0 million in Fiscal Year 2004 compared with operating income of $32.7 million in Fiscal Year 2003, a decrease of $38.7 million. This decrease was primarily due to $36.2 million of expenses incurred in connection with the Merger. Additionally, $2.3 million of expenses that were incurred in Fiscal Year 2004 related to the exploration of strategic opportunities.

Asset Impairment

We recorded approximately $11.5 million in Fiscal Year 2005, $0.8 million in Fiscal Year 2004 and $1.1 million in Fiscal Year 2003 related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets of closed bowling centers in the U.S. The asset impairment charges relate to under-performing bowling centers which were subsequently closed. Fair market value is generally determined based on the estimated sales proceeds of idle bowling center property. Included in discontinued operations is an impairment of billiards of $4.6 million. Additionally, included in Fiscal Year 2005 is $1.5 million relating to the cancellation of a Products capital project.

Depreciation and Amortization

Depreciation and amortization decreased $3.7 million, or 7.5%, in Fiscal Year 2005 when compared with Fiscal Year 2004. This decrease is primarily attributable to a decrease of $10.7 million in Centers depreciation as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. Additionally, depreciation decreased $2.5 million for Fiscal Year 2005 as a result of the Sale-Leaseback Agreements. Closed centers represent $1.5 million of the decrease in Fiscal Year 2005. These decreases were partially offset by an increase in depreciation primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger of $6.5 million for Fiscal Year 2005.

For Fiscal Year 2004 depreciation and amortization decreased $20.6 million, or 29.5%, compared with Fiscal Year 2003. This change was primarily attributable to decreased Centers depreciation as a result of certain U.S. assets acquired in 1996 becoming fully depreciated and there being 22 fewer centers due to center closures. Additionally, $2.9 million of this decrease was attributable to the impact of the Sale-Leaseback Agreements on depreciation.

Interest Expense, net

In Fiscal Year 2005, interest expense, net decreased $7.9 million, or 24.6% when compared with Fiscal Year 2004. This decrease is primarily the result of lower principal amounts in Fiscal Year 2005 and lower interest rates under the Credit Agreement. Fiscal Year 2004 included approximately eight months of the greater indebtedness in our capital structure prior to the Merger.

Interest expense, net decreased $4.9 million, or 13.2%, in Fiscal Year 2004 compared with Fiscal Year 2003, primarily the result of lower principal amounts and interest rates under the Credit Agreement.

Provision for Income Taxes

Total tax provision in Fiscal Year 2005 was $19.9 million, of which $14.8 million relates to discontinued operations. The remaining amount represents $1.3 million for state and local taxes and $3.8 million for certain foreign taxes.

Fiscal Year 2005 taxable income includes amounts from book-to-tax differences related to discontinued operations. Some prior year net operating losses will be utilized against the current year taxable income. We have net operating loss carryforwards of approximately $51.8 million from Fiscal Year 2005, $84.9 million from Fiscal Year 2004, $37.6 million from Fiscal Year 2003 and $23.8 million from Fiscal Year 2002. The net operating loss carryforward of $51.8 million relates to certain restricted unrealized built-in losses in existence at the change of control date. The net operating losses will begin to expire in 2022. Net operating losses and net unrealized built-in losses have certain restrictions when there is a change in control. Of these amounts, approximately $17.4 million of net operating losses will be utilized against current year taxable income. Consequently, at the change of control date, there was a valuation allowance against all net deferred tax assets including any net operating losses. This valuation allowance has been adjusted to intangibles in the amount of $9.2 million. We have a valuation allowance as of July 3, 2005 totaling $180.2 million against the net deferred tax asset related to net operating losses and future deductible temporary items on which management believes we will not realize the benefits based on the “more likely than not” criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.”

Net Income (Loss)

Net loss in Fiscal Year 2005 totaled $10.7 million compared with a $66.8 million loss in Fiscal Year 2004. The decrease in the loss is primarily attributable to the changes discussed above as well as the recognition of the gain on the disposal of our United Kingdom and Australian bowling centers of $20.0 million. In Fiscal Year 2005, we also recognized a $4.2 million gain related to a negotiated termination of the license from the City of Paris, France to operate a bowling center on public land in Paris. We also received $4.3 million in consideration in the termination of a lease in the U.S. These increases were partially offset by increases in operating expenses primarily attributable to an increase in rent of $19.3 million as a result of the Sale-Leaseback Agreements in Fiscal Year 2005. The income contributed from our discontinued operations increased by $2.0 million in Fiscal Year 2005. Additionally, in Fiscal Year 2005, we incurred expenses of $6.5 million related to strategic initiatives, $0.7 million for fees related to the Second Amendment to the Credit Agreement (the “Second Amendment”), $1.2 million in connection with losses related to a forward exchange contract, $2.0 million related to management fees and $0.4 million related to actions alleging violations of federal legislation involving unsolicited communications. The loss incurred in Fiscal Year 2004 was primarily attributable to expenses totaling $36.2 million related to the Merger, as well as a loss on the extinguishment of debt of $35.3 million.

Net loss in Fiscal Year 2004 was $66.8 million compared with net income of $3.4 million in Fiscal Year 2003. This decrease was primarily attributable to costs totaling $36.2 million incurred in Fiscal Year 2004 related to the Merger, as well as a loss on the extinguishment of debt of $26.5 million in prepayment penalties and the write-off of $8.8 million in deferred financing costs related to the tender of the then outstanding 13% Senior Subordinated Notes due September 2008 (the “Old Subordinated Notes”). Additionally, we incurred a charge of $0.6 million related to severance for our former chief executive officer. These increases were partially offset by the decrease in depreciation and amortization discussed above.

Performance by Business Segment

Centers

While Centers results reflect worldwide bowling centers operations, the results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below. To facilitate a meaningful comparison, the continuing center results reflect 367 centers (352 U.S. Centers and 15 international centers). Continuing centers include all constant centers that have been in operation two full fiscal years as of July 3, 2005 as well as any new centers opened in that same period.

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Centers (b):
Operating revenue	$458.4	$463.8	$477.8
Cost of goods sold	44.0	48.1	45.0
Bowling center operating expenses	346.3	331.8	312.0
Depreciation and amortization	37.3	42.4	63.6
Restructuring, refinancing and other charges	10.0	0.8	1.1

Operating income	$20.8	$40.7	$56.1

Selected data:
Number of centers, end of period	367	386	394
Number of lanes, end of period	14,049	14,779	15,057

(a)	Fiscal Year 2004 is unaudited.

(b)	Before intersegment eliminations.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	Fiscal Year
	2005	2004	2003
Revenue:
Bowling	58.2%	58.4%	58.5%
Food and beverage	27.3	27.6	27.4
Ancillary sources	14.5	14.0	14.1

Fiscal Year 2005 compared with Fiscal Year 2004

Centers operating revenue for Fiscal Year 2005 decreased $5.4 million, or 1.2%, as compared with Fiscal Year 2004. This decrease is a result of a decline in revenue of $12.8 million attributable to closing 28 bowling centers since the beginning of Fiscal Year 2004. Offsetting this decrease is an increase in U.S. continuing center revenue of $6.9 million, or 1.6%, primarily due to an increase in open play lineage as well as an increase in U.S. continuing centers “average price per game.” An increase in food and ancillary sources revenue also contributed to the offset.

Bowling center operating expenses increased $14.5 million, or 4.4%. This increase is primarily attributable to an increase in U.S. continuing center operating expenses of $17.4 million, or 5.8%, of which $19.3 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. continuing center operating expenses increased approximately 0.7% primarily the result of increased payroll, maintenance and supplies expense, and insurance expense. Additionally, Centers recorded a charge of $0.4 million in Fiscal Year 2005 and $0.6 million in Fiscal Year 2004 related to legal actions alleging unsolicited communications. In Fiscal Year 2004, Centers recognized $1.4 million related to casualty gains. Offsetting these increases was a decrease in operating expenses of $0.5 million due to closed bowling centers. Additionally, costs of $13.1 million were incurred in connection with the Merger in Fiscal Year 2004. In Fiscal Year 2005 Centers recognized $1.1 million related to losses on disposals of fixed assets compared to $0.7 million related to gains on disposals of fixed assets in Fiscal Year 2004. As a percentage of revenue, Centers operating expenses were 75.5% in Fiscal Year 2005 and 71.5% in Fiscal Year 2004.

Depreciation and amortization decreased $5.1 million, or 12.0%, primarily attributable to a decrease in depreciation of $10.7 million resulting from machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. Additionally, a decrease of $2.5 million is a result of the Sale-Leaseback Agreements and $1.5 million is attributable to closed centers. These decreases were partially offset by an increase in depreciation of $5.4 million primarily attributable to adjustments made a result of the application of purchase method accounting related to the Merger.

Operating income was $20.8 million in Fiscal Year 2005 versus operating income of $40.7 million in Fiscal Year 2004 primarily due to the decrease in revenue as well as the increase in operating expenses partially offset by the decrease in depreciation and amortization as discussed above. Centers recorded charges related to asset impairment resulting for center closures of $10.0 million in Fiscal Year 2005 compared with $0.8 million in Fiscal Year 2004. Additionally, $4.6 million in cost of sales adjustments were incurred in Fiscal Year 2004 in conjunction with the application of purchase method accounting.

Fiscal Year 2004 compared with Fiscal Year 2003

Centers operating revenue decreased $14.0 million, or 2.9% compared with the prior year. U.S. continuing center revenue decreased $5.3 million, or 1.2%, primarily the result of a decrease in lineage. Also contributing to this decrease is a decline in revenue of $8.9 million attributable to the closure of 22 bowling centers since June 30, 2002.

Bowling center operating expenses increased $19.8 million, or 6.3%. U.S. continuing center operating expense increased $26.2 million, or 9.2%, primarily attributable to $13.1 million in expenses incurred related to the Merger and $10.0 million of additional rent expense associated with the Sale-Leaseback Agreements. Additionally, U.S. continuing center operating expenses increased $2.0 million due to an increase in payroll expense. International continuing center expenses increased $1.2 million, or 7.4%, primarily attributable to an unfavorable foreign exchange rate variance of $0.7 million and increases in payroll expense. These increases were partially offset by a decrease in operating expenses as a result of closed centers of $7.6 million. Additionally, U.S. centers recognized $1.5 million related to gains on casualty losses and $0.7 million related to gains on disposals of fixed assets. Severance for the former U.S. centers chief operating officer totaling approximately $0.3 million is included within payroll. U.S. centers also includes a charge totaling $0.6 million related to actions alleging unsolicited communications. As a percentage of revenue, operating expenses were 71.5% in Fiscal Year 2004 and 65.3% in Fiscal Year 2003.

Depreciation and amortization decreased $21.2 million, or 33.3%, primarily attributable to a decrease in U.S. centers depreciation expense as machinery and equipment acquired in 1996 became fully depreciated and due to center closures there are 22 less centers when compared with the prior fiscal year. Additionally, $2.9 million of the decrease was due to the impact of the Sale-Leaseback Agreements on depreciation.

Operating income decreased $15.4 million, or 27.5%, compared with Fiscal Year 2003 primarily due to the increase in operating expenses partially offset by the decrease in depreciation and amortization. In Fiscal Year 2004, Centers incurred a $4.6 million increase in cost of sales in conjunction with the application of purchase method accounting. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $0.8 million and $1.1 million, in Fiscal Year 2004 and 2003, respectively.

Products

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Products (b):
Operating revenue	$135.7	$125.9	$110.6
Cost of goods sold	102.7	100.9	87.1

Gross profit	33.0	25.0	23.5
Selling, general and administrative charges	24.0	20.6	21.2
Asset impairment	1.5	—	—
Depreciation and amortization	6.9	5.8	5.7

Operating income (loss)	$0.6	$(1.4)	$(3.4)

Selected data:
Gross profit margin	24.3%	19.9%	21.2%

(a)	Fiscal Year 2004 is unaudited.

(b)	Before intersegment eliminations.

Fiscal Year 2005 compared with Fiscal Year 2004

Products operating revenue increased $9.8 million, or 7.8%, primarily attributable to increased revenue in the U.S., Mexico and Europe of $5.9 million, $1.8 million and $1.3 million, respectively. Sales to Centers increased 26.8% to $25.5 million primarily attributable to an increase in intercompany pricing and the volume of sales.

Gross profit increased $8.0 million, or 32.0%. The gross profit margin was 24.3% in Fiscal Year 2005 compared with 19.9% in Fiscal Year 2004. The increased margin percentage was primarily attributable to an increase in pricing on sales to Centers. Additionally, in Fiscal Year 2004, we incurred cost of sales adjustments of $2.3 million in conjunction with the Merger.

Products selling general and administrative expenses increased $3.4 million, or 16.5% compared with Fiscal Year 2004. In Fiscal Year 2005, Products incurred $3.2 million of expenses that were previously recorded at Worldwide and $0.4 million of expenses that were previously recorded at our United Kingdom bowling center operations. In Fiscal Year 2005, Products also incurred $0.6 million in expenses related to the Joint Venture transaction. Additionally, Products had increases in advertising, payroll and legal expenses. These increases were partially offset by the recognition of $0.7 million in gains associated with the disposal of two Products branches.

Depreciation and amortization increased $1.1 million, or 19.0%, primarily due to adjustments made as a result of the application of purchase price accounting related to the Merger.

Operating income was $0.6 million in Fiscal Year 2005 compared with a loss of $1.4 million in Fiscal Year 2004. The increase in operating income is primarily due to the increase in revenue partially offset by the increases in selling, general and administrative expenses and depreciation and amortization as discussed above. Additionally, Products recorded charges of $1.5 million related to asset impairment arising from certain cancelled capital projects within the scoring product line of Products.

Fiscal Year 2004 compared with Fiscal Year 2003

Products operating revenue increased $15.3 million, or 13.8%. The increase in the NCP market had a favorable impact on results. During Fiscal Year 2004, Products recorded NCP shipments of 918 units compared with 877 shipments in Fiscal Year 2003. Revenue in Japan increased $7.4 million as a result of increased demand in the Japanese market. Additionally, revenue increased $6.0 million in the U.S. as a result of stronger demand and a new product introduction. Revenue also increased in Europe by $1.3 million, primarily the result of increased sales as well as favorable exchange rate variances.

Gross profit increased by $1.5 million, or 6.4%. The gross profit margin was 19.9% in Fiscal Year 2004 compared with 21.2% in Fiscal Year 2003. The decreased margin was primarily attributable to a $2.3 million increase in cost of sales in conjunction with the application of purchase method accounting.

Products selling, general and administrative expenses decreased $0.6 million, or 2.8%, compared with Fiscal Year 2003. This decrease is primarily attributable to a decrease in bad debt expenses.

Depreciation and amortization increased $0.1 million, or 1.8%, primarily due to adjustments related to the application of purchase method accounting.

Operating loss for Fiscal Year 2004 was $1.4 million compared with an operating loss of $3.4 million in Fiscal Year 2003. The decrease in the operating loss is primarily attributable to the increase in revenue as discussed above which was partially offset by the cost of sales adjustment of $2.3 million.

Financial Condition

General

We have $78.6 million in term loans (the “Term Loan”) under our Credit Agreement which also provides an aggregate revolving loan commitment of $40.0 million (the “Revolver”).

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

Both the Credit Agreement and our indenture dated February 27, 2004 (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of July 3, 2005.

Liquidity

As of the end of Fiscal Year 2005, working capital was $28.1 million compared with a working capital deficit of $15.5 million at the end of Fiscal Year 2004. Excluding assets held for sale, working capital was $23.9 million at the end of Fiscal Year 2005. This change was primarily attributable to an increase in cash of $32.5 million, a result of the proceeds received from the sale of our United Kingdom and Australian bowling center operations, a decrease in the current portion of long-term debt and a lesser amount of long-term debt during the last four months following of the Merger.

In June 2005, we entered into the Second Amendment that among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit certain business combinations and amended certain of the existing financial covenants. The Second Amendment also permitted the investment in the Joint Venture.

On February 8, 2005, the board of directors of Worldwide (the “Board”) approved a dividend of approximately $46.8 million to Kingpin Intermediate Corp., which is our sole shareholder. Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend is prohibited if the announcement or paying of the dividend results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend, the Indenture also requires us to first make an offer to purchase to the holders of our Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased. On February 11, 2005, we made an offer to purchase approximately $46.8 million of Subordinated Notes at 102% and approximately $0.1 million were repurchased at the close of the offer period on March 11, 2005. However, due to a change in our credit rating outlook by a credit rating agency and a down grade by another agency, the Company did not pay the dividend. Subject to the terms and conditions of the Credit Agreement and Indenture, the Company may pay the dividend in the future.

As of June 27, 2004, working capital deficit was $15.5 million compared with a working capital deficit of $10.4 million at June 29, 2003, an increase in the deficit of $5.1 million. This change was primarily attributable to a decrease in cash due to expenses incurred in connection with the Merger partially offset by a decrease in the current portion of long-term debt outstanding as a result of the Merger.

Operating Cash Flow

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Cash flows from operating activities:
Before changes in assets and liabilities	$50.1	$(0.4)	$69.8
Working capital	23.9	(15.5)	(10.4)
Discontinued operations	(22.6)	5.1	5.3
Other changes	(28.4)	4.5	13.7

Total	$23.0	$(6.3)	$78.4

(a)	Fiscal Year 2004 is unaudited.

Net cash provided by operating activities was $23.0 million in Fiscal Year 2005 compared with net cash used in operating activities of $6.3 million in Fiscal Year 2004. This change is primarily the result of a decrease in the loss from continuing operations of $38.6 million and an increase in impairment of assets of $10.7 million. These increases were partially offset by negative variances as a result of the Merger including the write-off of $8.8 million in deferred financing costs and non-cash purchase method accounting adjustments of $8.7 million.

Net cash used in operating activities was $6.3 million in Fiscal Year 2004 compared with net cash provided by operating activities of $78.4 million in Fiscal Year 2003, a decrease of $84.7 million. This decrease is primarily the result of an increase in the loss from continuing operations of $69.9 million, decreased depreciation and amortization expense of $20.6 million and a $1.5 million gain on casualty loss recognized in Fiscal Year 2004. These decreases were partially offset by increases in cash flow as a result of the Merger including a write-off of $8.8 million in deferred financing costs and non-cash purchase method accounting adjustments of $8.7 million.

Investing

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Cash flows from investing activities:
Purchases of property and equipment	$(41.7)	$(40.2)	$(31.6)
Proceeds from the sale of property and equipment	4.7	4.6	1.2
Proceeds from the Sale-Leaseback Agreements	—	254.0	—
Proceeds from sale of subsidiaries	114.6	—	—
Other	—	—	0.1

Total	$77.6	$218.4	$(30.3)

(a)	Fiscal Year 2004 is unaudited.

Net cash provided by investing activities was $77.6 million in Fiscal Year 2005 compared with net cash provided by investing activities of $218.4 million in Fiscal Year 2004. In Fiscal Year 2005, we received approximately $114.6 million related to the sale of our bowling centers in the United Kingdom and Australia. In Fiscal Year 2004, we received proceeds of $254.0 million related to the Sale-Leaseback Agreements in connection with the Merger.

Net cash provided by investing activities was $218.4 million in Fiscal Year 2004 compared with net cash used in investing activities of $30.3 million in Fiscal Year 2003. In Fiscal Year 2004, we received proceeds of $254.0 million related to the Sale-Leaseback Agreements. Additionally, we received $4.6 million related to proceeds from the sale of property and equipment in Fiscal Year 2004 compared with $1.2 million in Fiscal Year 2003. These increases in cash flows were partially offset by an increase in Centers expenditures, primarily related to capital improvements and an investment in a new point-of-sale system for U.S. Centers.

Financing

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(82.5)	$(127.2)	$(25.8)
Payments under capital lease obligations	(1.4)	(0.5)	(0.2)
Deferred financing costs	—	(22.0)	—
Dividends paid	—	(250.3)	—
Equity investment	—	133.7	—
Other	—	(0.9)	—

Total	$(83.9)	$(267.2)	$(26.0)

(a)	Fiscal Year 2004 is unaudited.

Net cash used in financing activities was $83.9 million in Fiscal Year 2005 compared with net cash used in financing activities of $267.2 million in Fiscal Year 2004. This decrease is primarily the result of the satisfaction of the Old Subordinated Notes and our former senior secured credit agreement in Fiscal Year 2004. In Fiscal Year 2005, we made payments of $56.4 million on our Term Loan. Additionally, we repurchased and cancelled $26.1 million of our Subordinated Notes. In Fiscal Year 2004, we paid dividends of $250.3 million and received a net equity investment of $133.7 million from the Equity Investors in connection with the Merger.

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

Capital Resources

The following table shows our debt balance at the end of Fiscal Year 2005 (July 3, 2005) and Fiscal Year 2004 (June 27, 2004):

	New Company
(In millions)	July 3, 2005	June 27, 2004
Term Loan	$78.6	$135.0
Subordinated Notes, 10%, due 2010	123.9	150.0
Revolver	—	—
Mortgage note and capitalized leases	2.3	3.8

Total debt	$204.8	$288.8

In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our Subordinated Notes for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time. During Fiscal Year 2005, we purchased $26.1 million of our Subordinated Notes.

In June 2005, we entered into the Second Amendment. The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that would allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit certain business combinations, amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirement to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions.

As of July 3, 2005, we had approximately $21.2 million available for borrowing under the Revolver, with no amounts outstanding and approximately $18.8 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

In October 2004, we made a required repayment under our Credit Agreement of approximately $16.1 million due to the sale of our bowling center operations in the United Kingdom, property sales in Australia and a termination of a license to operate a bowling center on public land in Paris. Additionally, in December 2004, we made a voluntary repayment under our Credit Agreement of approximately $30.0 million. In February 2005, we made a required repayment of $8.7 million related to the sale of our bowling center operations in Australia. These repayments were applied to the Term Loan. Under the Credit Agreement, these non-scheduled repayments are applied ratably to the remaining scheduled principal payments.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of July 3, 2005. There can be no assurance that we will continue to be in compliance with these covenants.

During Fiscal Year 2005, we funded our obligations primarily through cash flows from operations and borrowings under the Revolver. We made cash interest payments of $22.0 million.

During Fiscal Year 2004, we made cash interest payments of $32.5 million and paid $26.5 million in prepayment penalties on the Old Subordinated Notes.

Contractual Obligations

The table below includes certain significant contractual obligations as of July 3, 2005. This table should be read in conjunction with “Note 8. Long-Term Debt” and “Note 12. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$202.5	$0.8	$1.4	$200.3	$—
Capital lease obligations	0.4	0.3	0.1	—	—
Operating lease obligations	674.6	47.5	86.4	77.6	463.1
Purchase obligations	35.0	5.0	10.0	10.0	10.0
Other long-term liabilities (a)	11.3	2.0	4.0	4.0	1.3

Total	$923.8	$55.6	$101.9	$291.9	$474.4

(a)	Other long-term liabilities represent annual payments to be made to CHS in accordance with the management agreement we entered into following the Merger.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated either in connection with its closing or in response to an attractive offer to buy the property.

During Fiscal Year 2005, we sold the land and buildings associated with four bowling centers in the U.S. for net proceeds of $3.4 million and losses of $0.5 million and received $4.3 million in consideration for the termination of a lease for premises on which we operated a bowling center. In addition, we terminated our license with the City of Paris, France to operate a bowling center and received $4.5 million.

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69.9 million. During calendar year 2004, we closed five bowling centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining operating bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom or Australia.

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment. Our aggregate amount of exposure related to equipment repurchase agreements is approximately $4.7 million at the end of Fiscal Year 2005. If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

The obligations under the repurchase agreements that were incurred prior to July 2, 2001 (“the Petition Date”) were impaired under the Plan. Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

Our exposure under equipment repurchase agreements entered into after the Petition Date is $4.6 million the end of Fiscal Year 2005. This amount includes 21 equipment repurchase agreements that have been entered into since the

Petition Date. We believe we can realize approximately $7.0 million upon the sale of the equipment if it was required to perform under such agreements, leaving us with no net exposure. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

Effective January 1, 2003, we adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require us to record the fair value of any equipment sale repurchase agreements executed or modified after December 31, 2002. Since this adoption, we have entered into repurchase agreements which resulted in a liability of approximately $0.2 million related to the guarantees at fair value.

Capital Expenditures

	Fiscal Year
(In millions)	2005	2004 (a)	2003
Centers	$39.3	$36.7	$27.8
Products	2.1	1.3	1.5
Corporate	2.3	2.2	2.3
Eliminations	(2.0)	—	—

Total	$41.7	$40.2	$31.6

(a)	Fiscal Year 2004 is unaudited.

Capital expenditures increased $1.5 million in Fiscal Year 2005 compared with Fiscal Year 2004 primarily due to increased Centers expenditures, related to capital improvements targeted to enhance the appearance of our bowling centers to our customers. Due to the pricing increases between Products and Centers, Fiscal Year 2005 includes an intercompany profit elimination of $2.0 million. Capital expenditures are funded from cash generated from operations. We currently expect to have between $41.0 million and $44.0 million in capital expenditures in Fiscal Year 2006. Maintenance capital expenditures during fiscal year 2006 are expected to be consistent with prior fiscal years.

Capital expenditures increased $8.6 million in Fiscal Year 2004 compared with Fiscal Year 2003 primarily due to increased Centers expenditures related to improvements targeted to enhance the appearance of our bowling centers to our customers and an investment in a new point-of-sale system for U.S. centers.

Seasonality and Market Development Cycles

U.S. centers constant center revenue for the four quarters of Fiscal Year 2005 and the percentage of the total for each of the four quarters are shown below:

	Quarter ended
(In millions)	September 26, 2004	December 26, 2004	March 27, 2005	July 3, 2005
Total Revenue	$85.2	$112.2	$134.7	$95.9
% of total	20%	26%	32%	22%

Our Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

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

Off-Balance Sheet Arrangements

See “Note 12. Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of our lease commitments, including our commitments under the Sale-Leaseback Agreements. We use these off-balance sheet arrangements to lower our cost of financings.

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, difficulty in obtaining distribution and support for products, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Since we have sold our bowling center operations in the United Kingdom and Australia, management believes that, excluding our investment in the Joint Venture, our international operations may be less subject to the risks inherent in operating internationally.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during Fiscal Year 2005, Fiscal Year 2004 or Fiscal Year 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values. Pro forma disclosure of stock option expense will no longer be permitted. The cost will be recognized over the requisite service period that an employee must provide to earn the award (i.e. usually the vesting period). For the Company, SFAS 123R is effective as of the beginning of fiscal year 2007. The Company is still evaluating the impact of adopting SFAS 123R and the choice of adoption methods.

Critical Accounting Policies

Our significant accounting policies are summarized in “Note 3. Significant Accounting Policies” in the Notes to Consolidated Financial Statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the board of directors of Kingpin Holdings. Management expects that it will review in fiscal year 2006 its selection of critical accounting policies after contribution of the Products business to the Joint Venture.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. As a result, we regularly close under-performing centers. Recoverability of an asset that will continue to be used in operations is measured by comparing the carrying amount of the asset with the related total future net cash flows. If an asset’s carrying value is not recoverable through its cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

Inventory Obsolescence

As we monitor working capital (defined as current assets minus current liabilities), net inventory represents approximately 22% of our current assets (excluding discontinued operations). Products evaluates the levels, composition and salability of its inventory on a regular basis. The evaluations include assumptions regarding potential sales of such inventory, estimated time periods over which such sales might take place and assessment of the potential usability of such inventory in future production. Products modifies, as necessary, its assumptions, updates its record of historical experience and adjusts its reserves as appropriate.

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

Deferred Tax Assets

Management periodically reviews our gross deferred tax assets to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of SFAS No. 109, “Accounting for Income Taxes,” an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical and expected future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of certain deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	our ability to complete the transactions necessary to form the Joint Venture and the timing of such transactions;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the continued decline in lineage and our difficulty in increasing lineage;

•	the seasonality of and effect of unusual weather on bowling center operations;

•	the continued price pressure from the growth of lower cost, lower quality bowling products and readily available, low cost used equipment;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	fluctuations in foreign currency exchange rates;

•	the impact of potential retaliatory duties imposed on our products business by other countries as they relate to the business;

•	the effect of our prior bankruptcy;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and through the use of interest rate cap agreements and exchange contracts. At July 3, 2005, no interest rate cap agreements were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate.

As with other U.S.-based exporters, local currency devaluations increase the cost of our bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins. Foreign currency exchange rates also impact the translation of operating results from the international bowling centers.

We had one foreign currency forward exchange contract that expired on February 9, 2005, which served as a hedge of the purchase price of our Australian bowling center operations in the notional amount of approximately $33.3 million. The fair value of the foreign currency derivative contract outstanding at February 9, 2005 was $1.5 million resulting in a loss of the same amount.

Management believes that the foregoing risks are lessened with respect to our on-going Centers business in the future but they will continue to be applicable to the operations of the Joint Venture.

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

The following table provides information about our fixed and variable-rate debt at July 3, 2005, weighted average interest rates and respective maturity dates.

Maturity Date (in millions)	Fixed Rate Debt	Average Interest Rate	Weighted Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$78.6	5.16%

The fair value of the Term Loan and the Subordinated Notes at July 3, 2005 was approximately $79.0 million and $125.1 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of our disclosure controls and procedures. Worldwide did not file a Form 8-K under item 1.01 (Entry into a Material Definitive Agreement) relating to the employment agreement with Mr. John B. Walker. Based on that evaluation, our management, including the principal executive and financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 13, 2005, AMF Products entered into an employment agreement with Mr. John B. Walker. The terms and conditions of the employment agreement are summarized in “Item 11. Executive Compensation – Employment Agreements.” Certain terms of the agreement will become effective upon completion of the transactions to form the Joint Venture.

On September 28, 2005, AMF Products entered into an employment agreement with Mr. Christopher F. Caesar. The terms and condition of the employment agreement are summarized in “Item 11. Executive Compensation - Employment Agreements.”

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors

Mr. Frederick R. Hipp has served as the sole director of the Board of Directors of Worldwide (the “Board”) and President and Chief Executive Officer of Worldwide since the Merger. Mr. Hipp will serve as the sole director of Worldwide until the earlier of his resignation, termination of employment or the election of his successor.

The Board does not have an Audit Committee or Compensation Committee. The board of managers of Kingpin Holdings, our parent company, has an Audit Committee that meets quarterly and considers our activities. The Kingpin Holdings Audit Committee has at least one member who is independent and is an audit committee financial expert.

We have adopted a general code of ethics applicable to all of our officers, directors and employees and a Code of Ethics for our chief executive officer, chief financial officer and other employees responsible for the preparation of our financial statements.

Executive Officers

The following table sets forth information concerning the executive officers as of September 1, 2005, who will serve on an annual basis or until successors are elected and duly qualified.

Name	Age	Position
Frederick R. Hipp	54	President and Chief Executive Officer
John B. Walker	49	President and Chief Operating Officer, Products
Anthony J. Ponsiglione	42	Vice President, Human Resources

Frederick R. Hipp was named President and Chief Executive Officer of Worldwide on February 27, 2004. Mr. Hipp has over 30 years experience in the service industry, most recently as President, Chief Executive Officer and a director of California Pizza Kitchen, Inc., a casual dining chain in the premium pizza segment, from 1998 through 2003. From 1985 through 1998, Mr. Hipp was President and Chief Executive Officer of Gilbert/Robinson, Inc., a restaurant services company which operated restaurants such as Houlihan’s, Darryl’s and Bristol’s Seafood Grill.

John B. Walker was named interim President and Chief Operating Officer of Products on January 31, 2003, and was elected President and Chief Operating Officer of Products on April 8, 2003. He will be employed by the Joint Venture as Chief Executive Officer upon completion of the transactions to form the Joint Venture. Mr. Walker came to Products in 1998 to run our consumer products business. He became the Vice President of North American Sales and was promoted to Senior Vice President, Global Sales and Service in 2001. Prior to joining us, he was Executive Vice President for Crestar Investment Group.

Anthony J. Ponsiglione was named Vice President, Human Resources on August 23, 2004. Mr. Ponsiglione has over twenty years experience in human resources positions, most recently as the Senior Vice President of Human Resource Operations for Level 3 Communications, a global telecommunications infrastructure service provider, from November 1999 until accepting the role at Worldwide.

Christopher F. Caesar was Senior Vice President, Chief Financial Officer and Treasurer of Worldwide from September 2001 until July 11, 2005 when he resigned his positions with Worldwide and its subsidiaries other than those that conduct Products business. Mr. Caesar continues to serve as Chief Financial Officer of Products and will become the Chief Financial Officer of the Joint Venture.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for Fiscal Year 2005, Fiscal Year 2004 and Fiscal Year 2003, compensation for the chief executive officer and each of the other most highly compensated executive officers who were serving as executive officers at the end of Fiscal Year 2005 (the “Named Executive Officers”).

Name & Principal Position	Annual Compensation				Long-Term Compensation Awards (a) Securities Underlying Unit Options (#)	All Other Compensation ($) (c)
	Period (b)	Salary ($)		Bonus ($)
Frederick R. Hipp President and Chief Executive Officer	2005 2004	600,000 242,308	(d)	— —	— —	9,587 —

Christopher F. Caesar (e) Senior Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	238,006 232,043 218,269		— 75,000 21,900	11,000 — —	10,468 528,500 2,423

John B. Walker (f) President and Chief Operating Officer-Products	2005 2004 2003	248,060 236,253 209,615		132,440 33,750 20,500	11,000 — —	11,353 293,180 —

Anthony J. Ponsiglione Vice President, Human Resources	2005	203,078	(g)	—	5,000	33,362	(h)

(a)	Options were granted under the 2004 Unit Option Plan maintained by Kingpin Holdings, LLC, the parent company of Worldwide, and relate to common units of Kingpin.

(b)	For 2005, represents the year ended July 3, 2005. For 2004, represents the year ended June 27, 2004. For 2003, represents the year ended June 29, 2003.

(c)	For Fiscal Year 2005, all other compensation includes (1) amounts paid for group life insurance as follows: $3,126 to Mr. Hipp, $948 to Mr. Caesar, $1,431 to Mr. Walker and $239 to Mr. Ponsiglione and (2) amounts received for retirement benefits as follows: $6,462 to Mr. Hipp, $9,520 to Mr. Caesar, $9,922 to Mr. Walker and $8,123 to Mr. Ponsiglione. For Fiscal Year 2004, all other compensation includes (1) a merger bonus as follows: $465,000 to Mr. Caesar and $250,000 to Mr. Walker, and (2) amounts received for vested options cashed out in connection with the Merger as follows: $63,500 to Mr. Caesar and $43,180 to Mr. Walker. For 2003, represents contributions made by us under a variable annuity matching plan of $2,243 for Mr. Caesar.

(d)	Mr. Hipp’s annualized salary for the fiscal year ending June 27, 2004, was $600,000.

(e)	Mr. Caesar resigned as Senior Vice President, Chief Financial Officer and Treasurer of Worldwide effective July 11, 2005. Mr. Caesar continues to serve as Chief Financial Officer of Products and will hold the same position with the Joint Venture.

(f)	Mr. Walker will be Chief Executive Officer of the Joint Venture.

(g)	Mr. Ponsiglione’s annualized salary is $240,000.

(h)	Includes a signing bonus of $25,000, the net proceeds of which ($16,970) were invested in the equity units of Kingpin Holdings, LLC, at a price of $10.00 per share. If Mr. Ponsiglione resigns or is terminated for cause before August 23, 2007, Kingpin is entitled to repurchase the equity units shares for $1.00 in total for all units purchased.

Option Grants During the Fiscal Year Ended July 3, 2005

Effective September 27, 2004, Kingpin Holdings adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units of Kingpin Holdings, at an exercise price of $10.00 per common unit, to 22 senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin Holdings or Worldwide or its subsidiaries.

The following table provides information with respect to unit option grants made to the Named Executive Officers during Fiscal Year 2005.

Name	Number Of Units Underlying Options Granted	Percent Of Total Options Granted To Employees During Fiscal Year	Exercise Or Base Price ($/Sh)	Grant Date Market Price ($/Sh) (a)	Expiration Date	Grant Date Present Value(s) (b)
Frederick R. Hipp	—	0.0%	$—	$—	—	$—
Christopher F. Caesar (c)	11,000	11.0%	10.00	6.53	9/27/2014	0
John B. Walker (c)	11,000	11.0%	10.00	6.53	9/27/2014	0
Anthony J. Ponsiglone	5,000	5.0%	10.00	6.53	9/27/2014	0

(a)	The grant date market price was based on an estimated enterprise value.

(b)	These estimated hypothetical values are based on a Black-Scholes option pricing model. We used the following assumptions in estimating these values: 5 year term, risk-free rate of return, 3.53%; expected volatility under the minimum value method of 0.0%.

(c)	For purposes of the vesting and exercise of the options, employment by the Joint Venture will be considered employment by Worldwide under the Option Plan.

Aggregated Unit Option Exercises and Fiscal Year-End Option Values

The following table provides information regarding the number and value of unexercised unit options at July 3, 2005, for the Named Executive Officers. No Named Executive Officer exercised any unit options in Fiscal Year 2005.

Name	Number of Units Underlying Unexercised Unit Options at July 3, 2005		Value of Unexercised In-the Money Unit Options at July 3, 2005 ($)(a)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick R. Hipp	—	—	$—	$—
Christopher F. Caesar (b)	3,674	7,326	0	0
John B. Walker (b)	3,674	7,326	0	0
Anthony J. Ponsiglone	1,670	3,330	0	0

(a)	These estimated hypothetical values are based on a Black-Scholes option pricing model. We used the following assumptions in estimating these values: 5 year term, risk-free rate of return, 3.53%; expected volatility under the minimum value method of 0.0%.

(b)	For purposes of the vesting and exercise of the options, employment by the Joint Venture will be considered employment by Worldwide under the Option Plan.

Employment Agreements

Upon the closing of the Merger, Mr. Frederick R. Hipp, formerly President and Chief Executive Officer of California Pizza Kitchen, became President and Chief Executive Officer of Worldwide. Worldwide entered into an employment agreement with Mr. Hipp dated February 27, 2004. Mr. Hipp’s employment agreement contains the following terms, among others: (i) $600,000 base salary per annum; (ii) a performance bonus up to 100% of base salary upon satisfaction of certain financial targets and other performance objectives to be established by the board of managers of Kingpin Holdings; (iii) a severance package providing for 12 months salary and benefits and a pro-rated bonus, upon termination of Mr. Hipp without cause or his resignation for good reason; and (iv) confidentiality, non-competition and non-solicitation agreements made by Mr. Hipp.

Worldwide entered into an employment agreement with Mr. Anthony J. Ponsiglione II dated October 27, 2004. This employment agreement contains the following terms, among others: (i) $240,000 base salary per annum; (ii) a target performance bonus of up to 40% of base salary based upon annual performance objectives; (iii) coverage under the AMF Senior Manager Severance Plan, under which he would be entitled to salary continuation for 12 months, a cash payment or continuation under welfare benefit plans for 12 months, and a pro-rata payment of any incentive bonus compensation; (iv) an initial grant of 5,000 units under the Option Plan; and (v) specified relocation expenses. Mr. Ponsiglione received a signing bonus of $25,000, the net proceeds of which ($16,970) had to be invested in the equity units of Kingpin Holdings, LLC, at a price of $10.00 per share. If Mr. Ponsiglione resigns or is terminated for cause before August 23, 2007, Kingpin is entitled to repurchase the equity units shares for $1.00 in total for all units purchased.

On September 28, 2005, AMF Products entered into an employment agreement with Mr. Christopher F. Caesar under which he serves as Chief Financial Officer of Products and will also serve as Chief Financial Officer of the Joint Venture. Mr. Caesar’s employment agreement contains the following terms, among others: (i) a minimum base salary of $245,000 per annum; (ii) a performance bonus up to 75% of base salary upon satisfaction of certain financial targets and other performance objectives to be established by the board of managers of the Joint Venture; (iii) participation in the Joint Venture’s incentive equity program; (iv) a severance package providing for 12 months salary and a pro-rated bonus, upon termination of Mr. Caesar without cause or his resignation for good reason; and (v) confidentiality, non-competition and non-solicitation agreements made by Mr. Caesar.

On June 13, 2005, AMF Products entered into an employment agreement with Mr. John B. Walker to be effective as of the completion of the transactions to form the Joint Venture. The employment agreement provides that Mr. Walker will serve as the Chief Executive Officer of Products and will render executive and managerial services to Products and the Joint Venture. Mr. Walker’s employment agreement contains the following terms, among others: (i) a minimum base salary of $265,000 per annum; (ii) a performance bonus up to 100% of base salary upon satisfaction of certain financial targets and other performance objectives to be established by the board of managers of Products; (iii) participation in Products’ incentive equity program; (iv) a severance package providing for 12 months salary and a pro-rated bonus, upon termination of Mr. Walker without cause or his resignation for good reason; and (v) confidentiality, non-competition and non-solicitation agreements made by Mr. Walker.

Equity Plan

On September 27, 2004, Kingpin also adopted the Executive Securities Agreement and sold 69,400 units at a price of $10.00 per common unit to thirteen (13) senior managers of Worldwide. Kingpin Holdings financed up to fifty (50%) of the purchase price of certain senior managers.

Severance Plan

In May 2001, we adopted the AMF Senior Manager Severance Plan. This plan provides severance benefits to our senior managers who are terminated without cause or who resign with good reason. Under this plan, Mr. Caesar, Mr. Walker and Mr. Ponsiglione would be entitled to salary continuation for 12 months, a cash payment or continuation under welfare benefit plans for 12 months, and a pro-rata payment of any incentive bonus compensation. For purposes of this plan, employment by the Joint Venture will not be considered a termination of employment with Worldwide and will not entitle any participant to severance payments.

Change of Control Bonuses

In May 2003, we delivered management retention letters to Mr. Caesar and Mr. Walker. Under these letters, Mr. Caesar and Mr. Walker received $400,000 and $150,000, respectively, with 50% paid on February 27, 2004 and 50% paid on May 27, 2004. Management retention letters were also delivered to other employees, which in total provided for $3 million in change of control payments (including the payments to Mr. Caesar and Mr. Walker and a $598,000 pool payable at the discretion of our then existing board of directors). Mr. Caesar and Mr. Walker received an additional $65,000 and $100,000, respectively, out of the pool.

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

Worldwide is a wholly-owned subsidiary of Kingpin Intermediate Corp., which is a wholly-owned subsidiary of Kingpin Holdings. Kingpin Holdings is a limited liability company formed at the direction of CHS for the purpose of effecting the Merger. In connection with the Merger, CHS IV, Mr. Hipp and the Equity Investors purchased membership interests of Kingpin Holdings. CHS IV and the Equity Investors own approximately 97.8% of Kingpin Holdings’ membership interests. The address for CHS IV is Code Hennessy & Simmons LLC, 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606. The address of the Beneficial Owners is c/o AMF Bowling Worldwide, Inc., 7313 Bell Creek Road, Mechanicsville, Virginia 23111.

Security Ownership of Certain Beneficial Owners and Managers

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (units)		Percent of Class (of Security)
Kingpin Holdings LLC membership interests
	Director
	Fredrick R. Hipp	300,000		2.2%

	Other Names Executive Officers
	John B. Walker	23,674	(a)	*
	Christopher F. Caesar	13,674	(a)	*
	Anthony J. Ponsiglione	9,170	(b)	*

	Directors and Executive Officers (4)	346,518		2.5%

*	Percentage of class ownership is less than 1%.

(a)	Includes 3,674 units subject to vested options under the Option Plan.

(b)	Includes 1,670 units subject to vested options under the Option Plan.

Equity Compensation Plan Information as of July 3, 2005

In connection with the Merger, each shareholder received $25.00 in cash for each share of Old Common Stock. Additionally, each outstanding and unexercised stock option was canceled. The holders of these stock options received consideration in the amount of the difference between the stock option price and $25.00 multiplied by the number of shares subject to the vested portion of the option.

Effective September 27, 2004, Kingpin Holdings adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units of Kingpin Holdings, at an exercise price of $10.00 per common unit, to 22 senior managers of Worldwide.

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

Limited Liability Company Agreement

Kingpin Holdings entered into a limited liability company agreement with the Equity Investors. Under this agreement, the holders of Kingpin Holdings’ equity agreed on a board of managers, which initially included Frederick R. Hipp and certain other CHS designees. The limited liability company agreement also contains provisions governing, among other things, the general rights and obligations of managers and equity holders, indemnification of managers and officers, allocation of profits and losses to the equity holders, transfers of equity interests, and dissolution, liquidation and valuation of the equity interests.

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

The following table presents fees for services provided by KPMG LLP for Fiscal Year 2005 and Fiscal Year 2004. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

(In millions)	2005	2004
Audit Fees (a)	$0.8	$1.3
Audit-Related Fees (b)	—	0.1
Tax Fees (c)	1.0	1.0
All Other Fees	—	—

Total	$1.8	$2.4

(a)	Fees for professional services provided for the audit of our annual financial statements as well as reviews of our quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters and consents.

(b)	Fees for professional services which principally include services in connection with internal control matters and audits of employee benefit plans.

(c)	Fees for professional services for tax related advice and compliance.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 3, 2005 and June 27, 2004	F-2
Consolidated Statements of Operations for the year ended July 3, 2005, the four months ended June 27, 2004, the eight months ended February 29, 2004 and the year ended June 29, 2003	F-3
Consolidated Statements of Cash Flows for the year ended July 3, 2005, the four months ended June 27, 2004, the eight months ended February 29, 2004 and the year ended June 29, 2003	F-4
Consolidated Statements of Stockholder’s Equity for the year ended July 3, 2005, the four months ended June 27, 2004, the eight months ended February 29, 2004 and the year ended June 29, 2003	F-5
Consolidated Statements of Comprehensive Income (Loss) for the year ended July 3, 2005, the four months ended June 27, 2004, the eight months ended February 29, 2004 and the year ended June 29, 2003	F-6
Notes to Consolidated Financial Statements	F-7
Selected Quarterly Financial Data (unaudited)	F-40

(b) Exhibits

See Exhibit Index on pages E-1 and E-2.

(c) Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AMF BOWLING WORLDWIDE, INC.:

We have audited the accompanying consolidated balance sheets of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, cash flows, stockholder’s equity and comprehensive income (loss) for the year ended July 3, 2005, the four months ended June 27, 2004 (New Company), the eight months ended February 29, 2004, and the year ended June 29, 2003 (Reorganized Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling Worldwide, Inc. and subsidiaries as of July 3, 2005 and June 27, 2004, and the results of their operations and their cash flows for the year ended July 3, 2005, the four months ended June 27, 2004 (New Company), the eight months ended February 29, 2004, and the year ended June 29, 2003 (Reorganized Predecessor Company), in conformity with U.S. generally accepted accounting principles.

Richmond, Virginia

September 29, 2005

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	July 3, 2005	June 27, 2004
Assets
Current assets:
Cash and cash equivalents	$45,254	$12,734
Accounts and notes receivable, net of allowance for doubtful accounts of $2,853 in 2005 and $4,155 in 2004	23,497	25,737
Inventories, net	25,531	30,745
Prepaid expenses and other current assets	14,293	19,231
Assets held for sale	5,294	—

Total current assets	113,869	88,447

Property and equipment, net	248,526	363,956
Other assets	29,230	49,704

Total assets	$391,625	$502,107

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$12,506	$21,661
Accrued expenses and other liabilities	71,121	79,979
Current portion of long-term debt	1,073	2,294
Liabilities held for sale	1,069	—

Total current liabilities	85,769	103,934

Long-term debt, less current portion	203,771	286,503
Liabilities, subject to resolution	143	233
Other liabilities	4,742	—

Total liabilities	294,425	390,670

Stockholder’s equity:
Common stock ($0.01 par value 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(29,690)	(18,992)
Accumulated other comprehensive income (loss)	(6,826)	(3,287)

Total stockholder’s equity	97,200	111,437

Total liabilities and stockholder’s equity	$391,625	$502,107

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	New Company		Reorganized Predecessor Company
(In thousands, except per share data)	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Operating revenue	$568,578	$183,580	$386,057	$570,996

Operating expenses:
Costs of goods sold	128,218	50,569	79,886	115,775
Bowling center operating expenses	341,318	110,659	219,848	311,102
Selling, general and administrative expenses	49,956	17,650	46,873	40,425
Restructuring, refinancing and other charges	11,486	826	—	1,138
Depreciation and amortization	45,569	16,449	32,831	69,864

Total operating expenses	576,547	196,153	379,438	538,304

Operating income (loss)	(7,969)	(12,573)	6,619	32,692

Non-operating (income) expenses:
Interest expense	25,631	8,368	24,160	37,617
Interest income	(1,393)	(131)	(259)	(608)
Loss on extinguishment of debt	1,804	—	35,318	—
Other (income) expense, net	(5,839)	381	(3,732)	(5,059)

Total non-operating expenses	20,203	8,618	55,487	31,950

Income (loss) from continuing operations before reorganization items, net and income taxes	(28,172)	(21,191)	(48,868)	742
Reorganization items, net	—	(271)	—	(341)

Income (loss) from continuing operations before income taxes	(28,172)	(20,920)	(48,868)	1,083
Provision (benefit) for income taxes	5,076	(1,154)	3,187	2,994

Loss from continuing operations	(33,248)	(19,766)	(52,055)	(1,911)

Discontinued operations:
Income from discontinued operations, net of tax	7,103	774	4,297	5,338
Gain on disposals, net of tax	15,447	—	—	—

Income from discontinued operations	22,550	774	4,297	5,338
Net income (loss)	$(10,698)	$(18,992)	$(47,758)	$3,427

Net income (loss) per common share:
Basic and diluted:
Continuing operations	N/A	N/A	$(5.21)	$(0.19)
Discontinued operations	N/A	N/A	0.43	0.53

Total	N/A	N/A	$(4.78)	$0.34

Weighted average common shares outstanding:
Basic	N/A	N/A	10,000	10,000
Diluted	N/A	N/A	10,000	10,109

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	New Company		Reorganized Predecessor Company
(In thousands)	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Operating activities:
Net income (loss)	$(10,698)	$(18,992)	$(47,758)	$3,427
Less: Income from discontinued operations	22,550	774	4,297	5,338

Net loss from continuing operations	(33,248)	(19,766)	(52,055)	(1,911)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Stock based compensation	—	—	892	561
Impairment of assets	11,486	826	—	1,138
Depreciation and amortization	45,569	16,449	32,831	69,864
Write-off deferred financing costs	1,804	—	8,832	—
Non-cash purchase method accounting adjustments	—	8,655	—	—
(Gain) loss on sale of property and equipment, net	1,968	297	(983)	171
Gain on casualty loss	—	(59)	(1,413)	—
Changes in assets and liabilities:
Accounts and notes receivable, net	338	(6,006)	4,466	7,871
Inventories	(916)	1,354	2,532	6,472
Other assets	10,972	5,318	(4,410)	2,712
Accounts payable and accrued expenses	(2,855)	(8,927)	6,367	(8,106)
Income taxes payable	(13,393)	—	—	—
Other long-term liabilities	1,324	(1,624)	135	(380)

Net cash provided by (used in) operating activities from continuing operations	23,049	(3,483)	(2,806)	78,392

Investing activities:
Purchases of property and equipment	(41,677)	(11,439)	(28,788)	(31,652)
Proceeds from:
Sale of property and equipment	4,667	524	4,117	1,230
Sale-leaseback agreements	—	—	254,000	—
Sale of subsidiaries	114,585	—	—	—
Other	—	—	—	135

Net cash provided by (used in) investing activities from continuing operations	77,575	(10,915)	229,329	(30,287)

Financing activities:
Proceeds from long-term debt	—	—	285,000	—
Payments on long-term debt	—	—	(412,227)	(25,768)
Repayments under New Term Facility	(56,436)	—	—	—
Repayments under New Subordinated Notes	(26,090)	—	—	—
Deferred financing costs	—	(301)	(21,747)	—
Payments under capital lease obligations	(1,427)	(260)	(203)	(210)
Dividends paid	—	—	(250,252)	—
Proceeds from issuance of common stock	—	—	133,716	—
Stock options	—	—	(953)	—
Other	—	—	—	(33)

Net cash used in financing activities from continuing operations	(83,953)	(561)	(266,666)	(26,011)

Effect of exchange rates on cash	(1,592)	590	(7,754)	(10,410)
Net cash provided by discontinued operations	17,441	9,490	9,235	10,424

Net increase (decrease) in cash	32,520	(4,879)	(38,662)	22,108
Cash and cash equivalents at beginning of period	12,734	17,613	56,275	34,167

Cash and cash equivalents at end of period	$45,254	$12,734	$17,613	$56,275

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands)	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Reorganized Predecessor Company:
Balance, June 30, 2002	$100	$211,800	$(15,636)	$4,668	$200,932

Net income	—	—	3,427	—	3,427
Foreign currency translation adjustment	—	—	—	6,589	6,589
Reclassification adjustment for change in fair value of derivative instrument	—	—	—	56	56
Stock compensation	—	561	—	—	561

Balance, June 29, 2003	100	212,361	(12,209)	11,313	211,565

Net loss	—	—	(47,758)	—	(47,758)
Foreign currency translation adjustment	—	—	—	8,342	8,342
Dividends paid	—	—	(250,252)	—	(250,252)
Cancellation of accumulated deficit upon Merger	—	—	310,219	(19,655)	290,564
Equity investment	—	133,716	—	—	133,716
Cancellation of common stock	(100)	(212,300)	—	—	(212,400)
Stock compensation	—	(61)	—	—	(61)

Balance February 29, 2004	—	133,716	—	—	133,716

New Company:
Net loss	—	—	(18,992)	—	(18,992)
Foreign currency translation adjustment	—	—	—	(3,287)	(3,287)

Balance, June 27, 2004	—	133,716	(18,992)	(3,287)	111,437

Net loss	—	—	(10,698)	—	(10,698)
Foreign currency translation adjustment	—	—	—	1,203	1,203
Minimum pension liability	—	—	—	(4,742)	(4,742)

Balance, July 3, 2005	$—	$133,716	$(29,690)	$(6,826)	$97,200

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	New Company		Reorganized Predecessor Company
(In thousands)	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Net income (loss)	$(10,698)	$(18,992)	$(47,758)	$3,427
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,203	(3,287)	8,342	6,589
Reclassification adjustment for items included in net income	—	—	—	56
Minimum pension liability	(4,742)	—	—	—

Other comprehensive income (loss)	(3,539)	(3,287)	8,342	6,645

Total comprehensive income (loss)	$(14,237)	$(22,279)	$(39,416)	$10,072

Supplemental comprehensive income (loss) information:
Cumulative foreign currency translation adjustment	$(2,084)	$(3,287)	$—	$11,313
Minimum pension liability	(4,742)	—	—	—

Total accumulated other comprehensive income (loss)	$(6,826)	$(3,287)	$—	$11,313

The accompanying notes are an integral part of these consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data and as otherwise noted)

NOTE 1.	BUSINESS DESCRIPTION - ORGANIZATION, JOINT VENTURE, MERGER AND FISCAL YEAR

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, we, us, or our) are engaged in two business segments:

•	the operation of bowling centers (“Centers”); and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers is the largest operator of bowling centers in the world with 367 centers in operation as of July 3, 2005, comprised of 352 centers in the U.S. and 15 bowling centers operating outside the U.S. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $69,900 and on February 8, 2005, we sold our 42 bowling centers in Australia for approximately $44,700. We no longer have bowling center operations in the United Kingdom and Australia. The results of operations for the bowling centers in these countries have been reported as discontinued operations for all periods presented.

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

We are marketing for sale our billiards division, which was formerly a part of Products and manufactures and sells Playmaster, Highland and Renaissance brands of billiard tables. In this report, our billiards division is included as part of Products. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

Worldwide serves as the corporate headquarters of the Company. Its employees provide management and administrative services for Centers and certain administrative services for Products. Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide.

QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), operates our Products business. AMF Products was a wholly-owned indirect, subsidiary of Worldwide for the fiscal year covered by this report. As of June 7, 2005, our billiards division operates in AMF Billiards & Games LLC, which is a wholly-owned subsidiary of Worldwide.

Joint Venture

We have not completed the previously announced transactions to form the joint venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”). We expect that the transactions will close during the second quarter of fiscal year 2006. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, will contribute the equity of AMF Products and substantially all of the other subsidiaries that conduct our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), a company organized under the laws of Luxembourg, in exchange for a 50% equity interest in

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

the Joint Venture. The shareholder of Qubica will also contribute the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. On September 16, 2005, in anticipation of creating the Joint Venture, the name of AMF Products was changed to “QubicaAMF Worldwide, LLC”. Qubica also changed its name to QubicaAMF Europe S.p.A. Other subsidiaries of AMF Products and Qubica have changed their names to reflect the name “QubicaAMF.”

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries will enter into various agreements with the Joint Venture or its subsidiaries. These agreements will include, but will not be limited to, a supply agreement between AMF Centers and the Joint Venture that will require the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture that will allow the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that will provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements will be on an arms-length basis and will reflect commercial terms. In addition, the Joint Venture will adopt an option plan (the “JV Option Plan”) and will award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and Qubica will be equally reduced.

When the transactions to form the Joint Venture are completed, AMF Products will cease to be a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our $150,000 10% Subordinated Notes due on 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secure its guarantee will be released (see “Note 9. Long-Term Debt”).

We will account for our investment in the Joint Venture using the equity method and management will determine how the equity method will affect certain presentations in our future reports, such as our critical accounting policies, business strategies and properties.

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

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2004 and fiscal year 2003 had 52 weeks and fiscal year 2005 had 53 weeks, with the extra week being reported in the fourth quarter.

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

The following table describes the periods presented in these consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the New Company from June 28, 2004 through July 3, 2005	“Fiscal Year 2005”

Results for the New Company from March 1, 2004 through June 27, 2004	“New Company 2004 Four Months”

Results for the Reorganized Predecessor Company from June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”

Results for the Reorganized Predecessor Company from July 1, 2002 through June 29, 2003	“Fiscal Year 2003”

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

All highly liquid fixed-income investments purchased with an original maturity of three months or less are classified as cash equivalents. Our cash equivalents consist primarily of money market funds. We had no cash equivalents at July 3, 2005 or June 27, 2004.

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

Revenue Recognition

Products revenue is separated into two categories. Consumable products such as parts and supplies are generally recognized upon shipment. Revenue for equipment sales, which typically require installation, is recognized upon delivery, in accordance with the terms of the contract. Installation services, if required, are generally performed by subcontractors, and the related revenue is recognized upon completion of the services. Revenue on arrangements with multiple deliverables is allocated to the deliverables by using the relative fair value method prescribed by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

Centers revenue is recognized at the time the service is provided.

Inventories

Products inventory is valued at the lower of cost or market on a first-in, first-out basis. Centers inventory is valued at the lower of cost or market, with cost being an average cost method.

Long-Lived Assets

Long-lived assets deemed impaired are recorded at the lower of the carrying amount or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.

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

Warranty costs for the reported periods are as follows:

Fiscal Year 2005	$1,858
New Company 2004 Four Months	470
Reorganized Predecessor Company 2004 Eight Months	1,203
Fiscal Year 2003	987

Income Taxes

We are taxable corporations under the Internal Revenue Code of 1986, as amended. Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Advertising Costs

Costs for advertising are expensed when incurred and consist of the following amounts:

	Bowling Center Operating Expenses	SG&A and Corporate	Total
Fiscal Year 2005	$10,968	$2,694	$13,662
New Company 2004 Four Months	3,996	774	4,770
Reorganized Predecessor Company 2004 Eight Months	8,599	1,213	9,812
Fiscal Year 2003	12,474	1,801	14,275

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Foreign Currency Translation

All assets and liabilities of our international operations are translated from foreign currencies into U.S. dollars at exchange rates in effect at the end of each fiscal period. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment in the accompanying consolidated balance sheets, statements of stockholder’s equity and statements of comprehensive income (loss). Revenue and expenses of international operations are translated using average exchange rates that existed during each fiscal period. Currency exchange gains and losses resulting from transactions conducted in other than local currencies are included in other expenses and consist of the following:

Gain/(loss)
Fiscal Year 2005	$(1,979)
New Company 2004 Four Months	384
Reorganized Predecessor Company 2004 Eight Months	3,847
Fiscal Year 2003	3,733

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximates fair value at July 3, 2005 and June 27, 2004 because of the short maturity of these instruments. The fair value of our $135,000 in term loans (the “Term Loan”) and our $150,000 Subordinated Notes at July 3, 2005 was approximately $79,000 and $125,100, respectively.

Self-Insurance Programs

We are self-insured up to certain amounts for general and product liability, workers’ compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. We recorded an estimated liability to cover known claims and claims incurred but not reported as of July 3, 2005 and June 27, 2004, which is included in accrued expenses.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the foreign currency translation adjustment and changes in fair value of derivative instrument on the accompanying consolidated balance sheets and statements of stockholder’s equity.

Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

In conjunction with the Merger, the Old Common Stock was canceled on February 27, 2004. There were no equity issuances in the New Company 2004 Four Months and therefore, no stock-based compensation disclosures are provided for the New Company 2004 Four Months.

For the 2004 Eight Months and Fiscal Year 2003, basic earnings per share was computed using the weighted average number of outstanding shares of Old Common Stock during the period. Diluted loss per share adjusted the weighted average for the potential dilution that could have occurred if stock options, warrants or restricted stock were exercised or converted into shares of Old Common Stock.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

The computation for basic and diluted earnings (loss) per share is as follows:

	Reorganized Predecessor Company
	2004 Eight Months	Fiscal Year 2003
Loss from continuing operations	$(52,055)	$(1,911)
Net income (loss)	(47,758)	3,427
Weighted average shares of common stock outstanding
Basic	10,000	10,000
Effect of stock options and warrants	—	109

Diluted	10,000	10,109

Loss from continuing operations per share - basic and diluted	$(5.21)	$(0.19)
Net income (loss) per share – basic and diluted	(4.78)	0.34

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

	Reorganized Predecessor Company
	2004 Eight Months	Fiscal Year 2003
Net income (loss), as reported	$(47,758)	$3,427
Stock-based employee compensation under APB 25	892	561
Pro forma stock-based employee compensation expense under SFAS No. 123	(3,228)	(2,716)

Net income (loss), pro forma	$(50,094)	$1,272

Net income (loss) per common share as reported
Basic	$(4.78)	$0.34
Diluted	(4.78)	0.34

Net income (loss) per common share, pro forma
Basic	$(5.05)	$0.13
Diluted	(5.05)	0.13

Weighted average shares
Basic	10,000	10,000
Diluted	10,000	10,109

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

Reorganized Predecessor Company
Fiscal Year 2003
Assumptions:
Expected volatility	45.00%
Risk-free interest rate	3.19%
Expected term (in years)	5.2
Fair value estimates:
In thousands	$8,463
Per share	8.95

Effective September 27, 2004, Kingpin Holdings adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units of Kingpin Holdings at an exercise price of $10.00 per common unit, to twenty two (22) senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin Holdings or Worldwide. Kingpin Holdings and the Company currently use the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the unit option and the exercise price on the date of the grant. No compensation expense for the unit options is reflected in the Fiscal Year 2005 results of operations, as all options granted under this plan had an exercise price not less than the market value of the common unit on the date of the grant. If we had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” there would be no compensation expense.

The fair value of each unit option grant was estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model and the resulting weighted average grant date estimates of fair value are as follows:

Fiscal Year 2005
Assumptions:
Expected volatility – minimum value method	0.00%
Risk-free interest rate	3.53%
Expected term (in years)	5.0

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values. Pro forma disclosure of stock option expense will no longer be permitted. The cost will be recognized over the requisite service period that an employee must provide to earn the award (i.e. usually the vesting period). For the Company, SFAS 123R is effective as of the beginning of

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

fiscal year 2007. The Company is still evaluating the impact of adopting SFAS 123R and the choice of adoption methods.

Reclassifications

Certain amounts in the financial statements and supporting footnotes have been reclassified to conform to the current year’s classification.

NOTE 4.	DISCONTINUED OPERATIONS

On September 30, 2004, we sold our bowling center operations in the United Kingdom for gross proceeds of approximately $69,900 and on February 8, 2005, we sold our bowling center operations in Australia for approximately $44,700. Additionally, we are marketing for sale our billiards division. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division and the bowling centers in the United Kingdom and Australia are reported separately as discontinued operations for all periods presented.

The financial results of our discontinued operations were as follows:

	New Company		Reorganized Predecessor Company
(In thousands)	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Revenue	$55,593	$35,890	$73,254	$96,582

Income from discontinued operations, pretax	9,967	513	4,507	3,475
Provision (benefit) for income taxes	2,864	(261)	210	(1,863)

Income from discontinued operations, after tax	7,103	774	4,297	5,338

Net gain on disposals, pretax	27,392	—	—	—
Provision for income taxes	11,945	—	—	—

Net gain on disposals, after tax	15,447	—	—	—

Income from discontinued operations	$22,550	$774	$4,297	$5,338

The assets and liabilities of the billiards operations are classified as “held-for-sale” as of July 3, 2005 and were as follows:

July 3, 2005
Accounts receivable, net of allowance	$1,638
Inventories, net	3,596
Prepaid and other current assets	60

Assets held for sale	$5,294

Accounts payable	$601
Accrued expenses and other liabilities	468

Liabilities held for sale	$1,069

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 5.	INVENTORIES, NET

Inventories, net of obsolescence reserves consist of the following:

	July 3, 2005	June 27, 2004
Products, at FIFO:
Raw materials	$3,509	$6,157
Work in process (a)	112	2,281
Finished goods and spare parts	16,410	14,362
Centers, at average cost:
Merchandise and spare parts	5,500	7,945

Total inventories	$25,531	$30,745

(a)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of:

	July 3, 2005	June 27, 2004
Land	$28,582	$44,248
Buildings and improvements	111,493	143,124
Equipment, furniture and fixtures	155,934	186,488
Other	7,825	10,664

	303,834	384,524
Less accumulated depreciation	(55,308)	(20,568)

Property and equipment, net	$248,526	$363,956

Depreciation expense related to property and equipment was as follows:

Depreciation Expense
Fiscal Year 2005	$44,539
New Company 2004 Four Months	16,204
Reorganized Predecessor Company 2004 Eight Months	32,439
Fiscal Year 2003	68,969

Equipment under a capital lease amounted to $1,938 as of July 3, 2005 and June 27, 2004. Accumulated depreciation of the leased equipment was $1,831 at July 3, 2005 and $1,437 at June 27, 2004.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 7.	SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	New Company		Reorganized Predecessor Company
	FY 2005	2004 Four Months	2004 Eight Months
Cash paid during the period for:
Interest	$21,984	$680	$31,868
Income taxes	5,078	915	1,451

NOTE 8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of:

	July 3, 2005	June 27, 2004
Accrued compensation	$11,758	$16,349
Accrued interest	4,929	6,528
Accrued professional fees	5,753	5,163
Accrued taxes and licenses	6,132	6,501
Accrued center closing costs	2,223	1,927
Accrued warranty expense	986	1,136
Accrued income taxes	5,378	8,425
Accrued insurance	10,399	9,835
Accrued rent	6,378	2,718
Other	17,185	21,397

Total accrued expenses and other liabilities	$71,121	$79,979

NOTE 9.	LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the debt the Reorganized Predecessor Company had in place prior to the Merger was paid in full.

Long- Term Debt Summary

	July 3, 2005	June 27, 2004
Term Loan	$78,564	$135,000
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	150,000
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	2,365	3,792

Total debt	204,844	288,797
Current maturities	(1,073)	(2,294)

Total long-term debt	$203,771	$286,503

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Credit Agreement

As of February 27, 2004, in conjunction with the Merger, we entered into the Credit Agreement that consisted of a $135,000 Term Loan maturing in August 2009 and a $40,000 revolving loan commitment (the “Revolver”) maturing in February 2009.

In June 2005, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to an additional $20,000 of letters of credit, amended certain definitions and covenants to permit certain business combinations, amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirements to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate connections.

Outstanding borrowings under the Term Loan bear interest equal to either the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus the applicable margin (3.00%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (2.00%), at the our option depending on certain financial ratios. The interest rate in effect at July 3, 2005 was 5.16% compared with 4.13% at June 27, 2004. Outstanding borrowings under the Revolver bear interest equal to the Adjusted Eurocurrency Rate plus the applicable margin (3.00%) or the Base Rate plus the applicable margin (2.00%), subject to a pricing grid tied to senior leverage. We pay a quarterly commitment fee of 0.50% on the unused portion of the Revolver. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

No borrowings were outstanding under the Revolver as of July 3, 2005 or June 27, 2004 and outstanding standby letters of credit issued under the Revolver totaled $18,785, leaving $21,215 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $20,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,381 due on August 27, 2009. Current scheduled quarterly principal payments are $199 and are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of one of our first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

In October 2004, we made a required repayment under our Credit Agreement of approximately $16,100 due to the sale of our bowling center operations in the United Kingdom, property sales in Australia and a termination of a license to operate a bowling center on public land in Paris. Additionally, in December 2004, we made a voluntary repayment under our Credit Agreement of approximately $30,000. In February 2005, we made a required repayment of $8,738 related to the sale of our bowling center operations in Australia. These repayments were applied to the Term Loan. Under the Credit Agreement, these non-scheduled repayments are applied ratably to the remaining scheduled principal payments.

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

During Fiscal Year 2005, we repurchased and cancelled $26,100 of Subordinated Notes. In connection with those transactions, we wrote-off $1,804 of related deferred financing costs and purchase premiums which are classified as a loss on extinguishment of debt.

Future minimum principal payments under the Term Loan and the Subordinated Notes are as follows:

Fiscal Year	Amount
2006	$796
2007	796
2008	597
2009	795
2010	199,490
Thereafter	—

Old Credit Agreement

Our indebtedness under our former senior secured credit agreement (the “Old Credit Agreement”) consisted of a $290,000 term facility and a $60,000 revolving credit facility. On December 19, 2002, after reviewing our future liquidity requirements, we voluntarily and permanently reduced the revolving credit facility from $60,000 to $45,000. The Old Credit Agreement was paid in full in connection with the Merger.

Dividends

On February 8, 2005, the Board of Directors of Worldwide (the “Board”) approved a dividend of approximately $46,830 to Kingpin Intermediate Corp., which is our sole shareholder. Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend is prohibited if the announcement or paying of the dividend results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend, the Indenture also requires us to first make an offer to purchase to the holders of our to purchase Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased. On February 11, 2005, we made an offer to purchase approximately $46,830 of Subordinated Notes at 102% and approximately $100 were repurchased at the close of the offer period on March 11, 2005. However, due to a change in our credit rating outlook by a credit rating agency and a down grade by another agency, the Company did not pay the dividend. Subject to the terms and conditions of the Credit Agreement and Indenture, the Company may pay the dividend in the future.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Old Subordinated Notes

As of the date of the Merger, substantially all of the holders of our then outstanding 13% Senior Subordinated Notes due 2008 (the “Old Subordinated Notes”) were satisfied in full. We paid $9,533 of accrued and unpaid interest related to these notes. We were also required to pay prepayment penalties of $26,486, which is classified as loss on extinguishment of debt. In addition, we wrote-off all of the deferred financing costs related to the Old Credit Agreement and the Old Subordinated Notes in the amount of $8,832, which is classified as loss on extinguishment of debt.

NOTE 10.	LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at July 3, 2005 were $143 and $233 at June 27, 2004. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 11.	REORGANIZATION ITEMS, NET AND OTHER CHARGES

Reorganization

Reorganization items, net were $(271) in the New Company 2004 Four Months and $(341) in Fiscal Year 2003. These amounts include the reversal of estimated expenses accrued in Fiscal Year 2001.

Asset Impairment Charges

We recorded asset impairment charges of approximately $11,486 in Fiscal Year 2005, $826 in the New Company 2004 Four Months and $1,138 in Fiscal Year 2003 representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling centers which were subsequently closed. Fair market value is generally determined based on the estimated sales proceeds from sales of idle bowling center property. Included in discontinued operations is an impairment of billiards of $4,584. Additionally, included in Fiscal Year 2005 is $1,528 relating to certain cancelled capital projects within the scoring product line of Products.

NOTE 12.	INCOME TAXES

The Merger with Kingpin Holdings LLC on February 27, 2004 was an ownership change for tax purposes. The Merger with Kingpin Holdings required the filing of a short period return for the Reorganized Predecessor Company ended on February 27, 2004. The New Company filed its first consolidated tax return for ten months ending December 31, 2004. We have a December 31 year-end for U.S. income tax purposes.

At the time of the Merger, it was believed to be more likely than not that the net deferred tax assets would not be realized. Therefore a full valuation allowance was established against the net deferred tax asset on February 27, 2004. In the current fiscal year, taxable income generated from divestitures allowed us to utilize some of the pre-change deferred tax assets. Under FAS 109, those deferred tax assets that had a valuation allowance against them at the change date that are subsequently realized must first be used to reduce indefinite life intangibles. The current year adjustment for realization of these deferred tax assets against intangibles is $9,235.

As a result of the Chapter 11 proceeding, the Plan provided for substantial changes in Worldwide’s ownership. After an ownership change, limits are placed on net operating loss carryforwards and certain built-in losses existing on the change date. This annual limitation is $10,616 for taxable periods from March 9, 2002 through February 27, 2004. The net unrealized built-in loss items existing on the change date are only subject to the annual limitation for the five year period beginning in the tax year ended December 31, 2002 and ending in the tax year ended December 31, 2006. In addition, the Merger with Kingpin Holdings on February 27, 2004 was also an ownership change subject to annual limitations on net operating loss (NOL) carryforwards and net unrealized built-in losses. The new annual limitation is $6,338 starting on February 28, 2004. The net unrealized built-in loss items existing on the

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

merger date are only subject to the annual limitation for the five year period beginning in the tax year ended December 31, 2004 and ending in the tax year ended December 31, 2009.

Realization of deferred tax assets associated with deductible temporary differences, the NOLs and foreign tax credit carryforwards is dependent on generating sufficient future taxable income. Based on historical and expected future taxable earnings, management believes it is more likely than not that we will not realize the benefit of certain deferred tax assets, and, accordingly, we have established a valuation allowance against the net deferred tax asset in the amount of $180,186.

As of July 3, 2005, we have recorded U.S. deferred income taxes on certain undistributed earnings of our foreign branches. On foreign subsidiaries where we have not recorded U.S. deferred income taxes, it is expected that these earnings will either be permanently reinvested in the operations within the respective country or, if repatriated, will be substantially offset by foreign tax credits or NOLs.

Fiscal Year 2005 total tax expense of $19.9 million includes $14.8 million allocated to discontinued operations and $5.1 million allocated to continuing operations.

The provision for income taxes from continuing operations is presented below:

	New Company		Reorganized Predecessor Company
	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Current income tax provision
U.S. Federal	$7	$210	$—	$—
State and local	1,264	(869)	2,183	3,163
Foreign	3,805	(495)	1,004	(169)

Total current provision	5,076	(1,154)	3,187	2,994

Deferred income tax provision
U.S. Federal	—	—	—	—
State and local	—	—	—	—
Foreign	—	—	—	—

Total deferred provision	—	—	—	—

Total provision	$5,076	$(1,154)	$3,187	$2,994

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

The provision for income taxes from continuing operations differs from the amount computed by applying the statutory rate to the income (loss) before income taxes primarily due to valuation allowances, foreign, state and local taxes, effects of the Chapter 11 proceeding and other permanent adjustments as follows:

	New Company		Reorganized Predecessor Company
	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Book income (loss) from continuing operations before income taxes:
U.S. Federal and State	$(29,441)	$(18,470)	$(46,062)	$7,924
Foreign	1,269	(2,450)	(2,806)	(6,841)

Total	$(28,172)	$(20,920)	$(48,868)	$1,083

Tax provision (benefit) computed at statutory rate	$(9,860)	$(7,322)	$(17,104)	$379
Increases (reductions) in taxes due to:
Federal AMT tax	—	210	—	—
Foreign income taxes	3,361	(2,073)	1,541	(1,845)
State and local income taxes, net	1,264	(869)	2,183	2,056
Purchase accounting adjustments	—	4,333	—	—
Other permanent items	3,851	5,665	2,558	977
Change in valuation allowance for deferred tax assets	7,806	(1,553)	—	(8,379)
Miscellaneous and other adjustments	(1,346)	455	14,009	9,806

Actual provision	$5,076	$(1,154)	$3,187	$2,994

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of:

	New Company
	July 3, 2005	June 27, 2004
Deferred income tax assets
Current assets:
Reserves not deductible for tax purposes	$14,034	$13,511

Noncurrent assets:
Net operating loss	77,031	63,681
Depreciation on property and equipment	795	3,704
Goodwill	94,016	110,034
Other intangible assets	767	4,288

Noncurrent deferred tax assets	172,609	181,707
Deferred income tax liabilities:
Depreciation on property and equipment	(5,741)	(5,426)
Other intangible assets	(716)	—

Deferred tax liabilities	(6,457)	(5,426)

Deferred taxes before valuation allowance	180,186	189,792
Valuation allowance	(180,186)	(186,865)

Net deferred tax assets	$—	$2,927

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

At July 3, 2005, the valuation allowance was adjusted to intangibles in the amount of $9,235 for utilization of deferred tax assets that had a full valuation allowance at February 27, 2004. The remaining change in valuation allowance was due to increases or decreases in net operating losses and deferred tax items.

	New Company
	July 3, 2005	June 27, 2004
Net operating loss schedule
June 30, 2002	$23,767	$30,105
June 30, 2003	37,597	37,597
June 30, 2004	84,877	96,003
June 30, 2005	51,783	—

Net operating loss carryforward	$198,024	$163,705

NOLs of $23,767, $37,597, $84,877 and $51,783 will expire in 2022, 2023, 2024 and 2025, respectively. To the extent any of the above NOLs are utilized in future periods, the tax benefit will first be applied to reduce non-current intangible assets.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

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

Presented below are contingent rentals and total rent expense:

	New Company		Reorganized Predecessor Company
	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
Contingent rentals	$263	$236	$252	$408
Total rent expense	52,615	17,820	15,604	20,113

Future minimum rental payments under operating and capital lease agreements as of July 3, 2005 are as follows:

	Operating	Capital
Fiscal year ending:
2006	$47,456	$300
2007	45,025	104
2008	41,395	1
2009	38,360	—
2010	39,282	—
Thereafter	463,052	—

Total	$674,570	$405
Less amounts representing interest at weighted average interest rate of 9.11%		26

Present value of lease obligations		$379

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Equipment Warranties

The following table provides a roll-forward from June 27, 2004 of our exposure related to equipment warranties for the year ended July 3, 2005:

Balance, June 27, 2004	$1,136
Provision	197
Payments	(327)
Liabilities held for sale	(20)
Balance, July 3, 2005	$986

Equipment Sale Repurchase Agreements and Operating Lease Guarantees

In connection with certain equipment sales, AMF Products offers to certain lenders and leasing companies outside of the U.S. an equipment repurchase agreement. The repurchase price under such agreements is calculated to equal a portion of the debt incurred by customers to finance the purchase of the equipment. Our aggregate amount of exposure related to equipment repurchase agreements is approximately $4,650 at the end of Fiscal Year 2005, of which $12 relates to equipment repurchase agreements entered into prior to July 2, 2001 (the “Petition Date”). If a customer defaults under an equipment loan or lease, AMF Products may be requested to repurchase the equipment from the lender or leasing company and would be at risk for the difference of the repurchase price paid to the lender or leasing company and the amount AMF Products could realize in re-selling the equipment.

The obligations under the repurchase agreements that were incurred prior to the Petition Date were impaired under the Plan. Management has taken the position that the beneficiaries of such agreements are only entitled to their distributions as unsecured creditors of the Company under the Plan.

Our exposure under equipment repurchase agreements entered into after the Petition Date is $4,638 at the end of Fiscal Year 2005. This amount includes 21 equipment repurchase agreements that have been entered into since the Petition Date. We believe we can realize approximately $7,000 upon the sale of the equipment if it was required to perform under such agreements, leaving us with no net exposure. While there can be no assurance as to the timing, such equipment sales would occur in the normal course of business.

Effective January 1, 2003, we adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which require us to record the fair value of any equipment sale repurchase agreements executed or modified after December 31, 2002. Since this adoption, we have entered into repurchase agreements which resulted in a liability of approximately $152 related to the guarantees at fair value.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

During Fiscal Year 2005, we sold the land and buildings associated with four bowling centers in the U.S. for net proceeds of $3,381 and losses of $474 and received $4,284 in consideration for the termination of a lease for premises on which we operated a bowling center. In addition, we terminated our license with the City of Paris, France to operate a bowling center and received $4,500.

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

During Fiscal Year 2003, the Company sold the land and building associated with a bowling center in the United States for $559, the land associated with a bowling center that had been previously destroyed by fire in the United States for $201, and excess property in the United States for net proceeds of $416. Additionally, the Company sold its three bowling centers in Hong Kong for $200. The selling activity related to the bowling centers in Hong Kong was initiated prior to the Transition Period.

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for gross cash proceeds of approximately $69,900 and exited bowling center operations in that country. On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $44,700 and exited bowling center operations in that country.

Centers net gains and losses from asset sales are included in bowling center operating expenses on the Consolidated Statement of Operations.

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

In addition, we recently settled two class actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. Those class settlements have been made final and the cases have been dismissed. During Fiscal Year 2005, we incurred $364 in additional expense relating to the settlement of these cases.

In July 2005, the Western Australian Commissioner of State Revenue, (the “Commission”) assessed Worldwide approximately $314 for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is an internal review by the Commission. If the assessment is not reversed, management intends to appeal the assessment. The Australian states of South Australia and New South Wales have also made inquiries about the applicability of their land-rich laws but have not made assessments.

European Community Tariff

The Commission of the European Community (the “Commission”) increased tariffs last year on certain U.S. exports to the countries comprising the European Community (the “EC”) in response to benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion tax regimes, which were declared in violation of U.S. obligations by the World Trade Organization (the “WTO”). A substantial portion of our bowling products imported into the EC was subject to the additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 14%. In response, U.S. Congress enacted legislation that was intended to address the issues raised by the EC. The Commission agreed to repeal temporarily

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

the additional duty retroactive to January 1, 2005 pending a WTO determination that the U.S. legislation adequately responded to global trade rules. On August 12, 2005, a WTO dispute panel ruled that the U.S. did not comply with the earlier WTO decision against tax benefits for U.S. export firms. If this recent ruling is adopted, the Commission may re-impose the retaliatory tariffs.

NOTE 14.	EMPLOYEE BENEFIT PLANS

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

The amounts charged to expense under this plan were:

Fiscal Year 2005	$1,402
New Company 2004 Four Months	556
Reorganized Predecessor Company 2004 Eight Months	1,141
Fiscal Year 2003	1,667

The Company also sponsors a defined benefit pension plan for certain of its United Kingdom employees. The expense for Fiscal Year 2005 and 2004 was approximately $360. At 7/3/2005, the plan had a minimum pension liability of $4,742 which represents the unfunded status of the accumulated benefit obligation.

NOTE 15.	EQUITY

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

No awards were issued from February 29, 2004 through June 27, 2004.

At June 29, 2003, 946,000 options were outstanding at an exercise price of $21.19 and a weighted average remaining life of 5.9 years. At June 29, 2003, 373,094 options were exercisable at an exercise price of $21.19 with a weighted average remaining life of 6.7 years.

Effective September 27, 2004, Kingpin Holdings adopted the 2004 Unit Option Plan (the “2004 Option Plan”) and granted 100,000 options to purchase common units of Kingpin Holdings, at an exercise price of $10.00 per common unit, to twenty two (22) senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions. The number of common units with respect to which options may be granted under the 2004 Option Plan and which may be issued upon their

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

exercise may not exceed 1,094,595 common units in the aggregate. Under the 2004 Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin Holdings or Worldwide. At July 3, 2005, 33,333 options were vested and exercisable. As of July 3, 2005, a total of 994,595 units remained available for grant under the Option Plan.

The table below summarizes the activity in the 2004 Option Plan:

Options
Outstanding at June 27, 2004	—
Granted	100,000
Forfeited	—
Exercised	—
Expired	—

Outstanding at July 3, 2005	100,000

NOTE 16.	GEOGRAPHIC SEGMENTS

Operating revenue

	New Company		Reorganized Predecessor Company
(In millions)	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003
United States	$513.0	$163.0	$346.5	$515.3
Australia	3.1	0.9	2.2	3.6
Japan	22.8	6.4	16.6	15.7
Other European	39.8	14.6	27.2	40.0
Other	15.3	4.5	7.9	13.8
Eliminations	(25.4)	(5.8)	(14.3)	(17.4)

Total	$568.6	$183.6	$386.1	$571.0

Identifiable assets

	New Company
(In millions)	July 3, 2005	June 27, 2004
United States	$347.4	$365.8
Australia	1.3	50.6
Japan	11.6	8.9
United Kingdom	—	44.9
Other European	16.1	18.4
Other	15.2	13.5

Total	$391.6	$502.1

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

NOTE 17.	BUSINESS SEGMENTS

We operate in two business segments: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments is presented below:

	Fiscal Year 2005
(In millions)	Revenue from unaffiliated customers	Intersegment sales		Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$438.4	$		$21.8	$242.5	$36.1	$38.3
International	20.0		—	(1.0)	14.2	1.2	1.0

Subtotal	458.4		—	20.8	256.7	37.3	39.3

Products:
U.S.	51.9		22.7	1.0	78.9	6.6	1.9
International	58.3		2.8	(0.4)	16.8	0.3	0.2

Subtotal	110.2		25.5	0.6	95.7	6.9	2.1

Corporate	—		—	(27.9)	33.4	1.9	2.3
Eliminations	—		(25.5)	(1.5)	5.8	(0.5)	(2.0)

Total	$568.6		$—	$(8.0)	$391.6	$45.6	$41.7

	New Company 2004 Four Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales		Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$135.7	$		$(0.8)	$251.8	$13.2	$9.7
International	7.6		—	(0.1)	125.4	0.6	0.9

Subtotal	143.3		—	(0.9)	377.2	13.8	10.6

Products:
U.S.	22.9		4.4	0.2	82.7	2.2	0.5
International	17.4		1.4	(0.4)	22.9	0.1	0.2

Subtotal	40.3		5.8	(0.2)	105.6	2.3	0.7

Corporate	—		—	(11.6)	11.9	0.6	0.1
Eliminations	—		(5.8)	0.1	7.4	(0.2)	—

Total	$183.6		$—	$(12.6)	$502.1	$16.5	$11.4

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

		Reorganized Predecessor Company 2004 Eight Months
(In millions)		Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Depreciation and amortization	Capital expenditures
Centers
U.S.		$304.9	$—	$39.7	$27.7	$25.3
International		15.7	—	1.9	0.9	0.8

Subtotal		320.6	—	41.6	28.6	26.1

Products:
U.S.		30.3	11.2	1.1	3.3	0.5
International		35.2	3.1	(2.3)	0.2	0.1

Subtotal		65.5	14.3	(1.2)	3.5	0.6

Corporate		—	—	(34.0)	1.1	2.1
Eliminations		—	(14.3)	0.2	(0.4)	—

Total		$386.1	$—	$6.6	$32.8	$28.8

	Fiscal Year 2003
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Identifiable assets	Depreciation and amortization	Capital expenditures
Centers
U.S.	$452.5	$—	$53.3	$481.6	$61.8	$27.0
International	25.3	—	2.8	101.1	1.8	0.9

Subtotal	477.8	—	56.1	582.7	63.6	27.9

Products:
U.S.	48.5	14.2	0.6	86.8	5.3	1.4
International	44.7	3.2	(4.0)	26.7	0.4	0.1

Subtotal	93.2	17.4	(3.4)	113.5	5.7	1.5

Corporate	—	—	(20.5)	28.2	1.3	2.3
Eliminations	—	(17.4)	0.5	7.0	(0.7)	—

Total	$571.0	$—	$32.7	$731.4	$69.9	$31.7

NOTE 18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 1, we issued $150,000 of Subordinated Notes in connection with the Merger. The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheet as of July 3, 2005 and June 27, 2004, condensed consolidating statements of operations and cash flows for the Fiscal Year 2005, New Company 2004 Four Months, Reorganized Predecessor Company 2004 Eight Months and Fiscal Year 2003. The elimination entries presented are necessary to combine the entities. (See “Note 1. Business Description—Organization, Joint Venture Merger and Fiscal Year” and “Note 9. Long-Term Debt”).

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	Fiscal Year 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$39,537	$4,045	$1,672	$—	$45,254
Accounts and notes receivable, net	—	19,906	3,591	—	23,497
Accounts and notes receivable - intercompany	21,901	139,208	3,313	(164,422)	—
Inventories, net	—	22,546	5,916	(2,931)	25,531
Prepaid expenses and other current assets	(7,452)	19,807	1,938	—	14,293
Assets held for sale	—	5,294	—	—	5,294

Total current assets	53,986	210,806	16,430	(167,353)	113,869
Notes receivable – intercompany	—	—	—	—	—
Property and equipment, net	7,748	233,292	5,114	2,372	248,526
Investment in subsidiaries	396,724	—	—	(396,724)	—
Other assets	15,092	91,648	(1,211)	(76,299)	29,230

Total assets	$473,550	$535,746	$20,333	$(638,004)	$391,625

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$46	$11,759	$701	$—	$12,506
Accrued expenses and other liabilities	12,468	53,005	5,648	—	71,121
Current portion of long-term debt	796	277	—	—	1,073
Accounts and notes payable - intercompany	139,229	1,498	23,695	(164,422)	—
Liabilities held for sale	—	1,069	—	—	1,069

Total current liabilities	152,539	67,608	30,044	(164,422)	85,769
Long-term debt, less current portion	201,683	2,088	—	—	203,771
Liabilities subject to resolution	—	143	—	—	143
Other long-term liabilities	21,569	54,563	4,909	(76,299)	4,742
Notes payable-intercompany	—	—	—	—	—

Total liabilities	375,791	124,402	34,953	(240,721)	294,425
Stockholder’s equity:
Common Stock	—	—	—	—	—
Paid-in capital	133,716	614,700	9,161	(623,861)	133,716
Accumulated (deficit) earnings	(29,131)	(210,517)	(8,207)	218,165	(29,690)
Accumulated other comprehensive income (loss)	(6,826)	7,161	(15,574)	8,413	(6,826)

Total stockholder’s equity	97,759	411,344	(14,620)	(397,283)	97,200

Total liabilities and stockholder’s equity	$473,550	$535,746	$20,333	$(638,004)	$391,625

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	June 27, 2004
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3,379	$6,484	$2,871	$—	$12,734
Accounts and notes receivable, net	—	21,333	4,404	—	25,737
Accounts and notes receivable - intercompany	16,288	150,135	20,146	(186,569)	—
Inventories, net	—	27,430	6,039	(2,724)	30,745
Prepaid expenses and other current assets	(7,137)	19,444	6,924	—	19,231

Total current assets	12,530	224,826	40,384	(189,293)	88,447
Notes receivable – intercompany	47,330	—	5,663	(52,993)	—
Property and equipment, net	7,256	315,007	41,627	66	363,956
Investment in subsidiaries	477,829	—	5	(477,834)	—
Other assets	30,003	98,258	(392)	(78,165)	49,704

Total assets	$574,948	$638,091	$87,287	$(798,219)	$502,107

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$496	$14,719	$6,446	$—	$21,661
Accrued expenses and other liabilities	13,533	60,189	6,257	—	79,979
Current portion of long-term debt	1,688	530	76	—	2,294
Accounts and notes payable - intercompany	130,212	13,576	42,781	(186,569)	—

Total current liabilities	145,929	89,014	55,560	(186,569)	103,934
Long-term debt, less current portion	283,317	2,837	349	—	286,503
Liabilities subject to resolution	—	233	—	—	233
Other long-term liabilities	21,569	56,422	174	(78,165)	—
Notes payable-intercompany	10,038	—	42,955	(52,993)	—

Total liabilities	460,853	148,506	99,038	(317,727)	390,670
Stockholder’s equity:
Common Stock	—	—	—	—	—
Paid-in capital	133,716	504,566	(10,975)	(493,591)	133,716
Accumulated (deficit) earnings	(16,334)	(9,965)	(886)	8,193	(18,992)
Accumulated other comprehensive income (loss)	(3,287)	(5,016)	110	4,906	(3,287)

Total stockholder’s equity	114,095	489,585	(11,751)	(480,492)	111,437

Total liabilities and stockholder’s equity	$574,948	$638,091	$87,287	$(798,219)	$502,107

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Fiscal Year 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$538,817	$42,804	$(13,043)	$568,578
Operating expenses:
Cost of goods sold	—	118,813	21,988	(12,583)	128,218
Bowling center operating expenses	—	324,690	17,088	(460)	341,318
Selling, general and administrative expenses	25,967	19,896	4,093	—	49,956
Restructuring, refinancing and other	—	11,486	—	—	11,486
Depreciation and amortization	1,906	42,857	831	(25)	45,569

Total operating expenses	27,873	517,742	44,000	(13,068)	576,547

Operating income (loss)	(27,873)	21,075	(1,196)	25	(7,969)
Non-operating expenses (income):
Interest expense	25,491	272	1,018	(1,150)	25,631
Interest income	(2,004)	(341)	(198)	1,150	(1,393)
Loss on extinguishment of debt	1,804	—	—	—	1,804
Other expense (income)	(28,540)	26,669	(3,968)	—	(5,839)

Total non-operating (income) expenses, net	(3,249)	26,600	(3,148)	—	20,203

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(24,624)	(5,525)	1,952	25	(28,172)
Provision (benefit) for income taxes	728	1,979	1,358	1,011	5,076

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(25,352)	(7,504)	594	(986)	(33,248)
Equity in income (loss) of subsidiaries	(793)	—	—	793	—
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	7,650	(547)	—	7,103
Gain on disposal, net of tax	15,447	—	—	—	15,447

Income (loss) from discontinued Operations	15,447	7,650	(547)	—	22,550

Net income (loss)	$(10,698)	$146	$47	$(193)	$(10,698)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2004 Four Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$173,742	$14,712	$(4,874)	$183,580
Operating expenses:
Cost of goods sold	—	48,394	6,760	(4,585)	50,569
Bowling center operating expenses	—	105,218	5,722	(281)	110,659
Selling, general and administrative expenses	11,034	5,198	1,418	—	17,650
Restructuring, refinancing and other	—	826	—	—	826
Depreciation and amortization	584	15,654	266	(55)	16,449

Total operating expenses	11,618	175,290	14,166	(4,921)	196,153

Operating income (loss)	(11,618)	(1,548)	546	47	(12,573)
Non-operating expenses (income):
Interest expense	8,158	101	2,530	(2,421)	8,368
Interest income	(2,437)	(110)	(5)	2,421	(131)
Other expense (income)	(12,019)	12,481	(72)	(9)	381

Total non-operating expenses, net	(6,298)	12,472	2,453	(9)	8,618

Income (loss) from continuing operations before reorganization items, net, provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(5,320)	(14,020)	(1,907)	56	(21,191)
Reorganization items, net	(116)	(155)	—	—	(271)

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(5,204)	(13,865)	(1,907)	56	(20,920)
Provision (benefit) for income taxes	275	(649)	(780)	—	(1,154)

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(5,479)	(13,216)	(1,127)	56	(19,766)
Equity in income (loss) of subsidiaries	(13,513)	—	—	13,513	—
Income (loss) from discontinued operations, net of tax	—	969	(195)	—	774

Net income (loss)	$(18,992)	$(12,247)	$(1,322)	$13,569	$(18,992)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$366,049	$27,002	$(6,994)	$386,057

Operating expenses:
Cost of goods sold	—	73,790	12,659	(6,563)	79,886
Bowling center operating expenses	—	209,120	11,159	(431)	219,848
Selling, general and administrative expenses	32,882	11,535	2,456	—	46,873
Depreciation and amortization	1,079	31,316	631	(195)	32,831

Total operating expenses	33,961	325,761	26,905	(7,189)	379,438

Operating income (loss)	(33,961)	40,288	97	195	6,619

Non-operating expenses (income):
Interest expense	24,101	160	—	(101)	24,160
Interest income	(41)	(190)	(129)	101	(259)
Loss on extinguishment of debt	35,318	—	—	—	35,318
Other expense (income)	(22,235)	17,243	1,251	9	(3,732)

Total non-operating expenses, net	37,143	17,213	1,122	9	55,487

Income (loss) before provision for income taxes and equity in income (loss) of subsidiaries	(71,104)	23,075	(1,025)	186	(48,868)
Provision for income taxes	91	2,458	638	—	3,187

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(71,195)	20,617	(1,663)	186	(52,055)

Equity in income (loss) of subsidiaries	23,437	—	—	(23,437)	—

Income (loss) from discontinued operations, net of tax	—	1,106	3,191	—	4,297

Net income (loss)	$(47,758)	$21,723	$1,528	$(23,251)	$(47,758)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Fiscal Year 2003
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$543,215	$35,877	$(8,096)	$570,996

Operating expenses:
Cost of goods sold	—	108,856	14,596	(7,677)	115,775
Bowling center operating expenses	—	295,688	15,833	(419)	311,102
Selling, general and administrative expenses	19,184	16,569	4,672	—	40,425
Restructuring, refinancing and other charges	—	1,138	—	—	1,138
Depreciation and amortization	1,277	67,531	1,056	—	69,864

Total operating expenses	20,461	489,782	36,157	(8,096)	538,304

Operating income (loss)	(20,461)	53,433	(280)	—	32,692

Non-operating expense (income):
Interest expense	39,588	247	(41)	(2,177)	37,617
Interest income	(2,399)	(329)	(57)	2,177	(608)
Other expense (income)	(8,905)	1,882	1,964	—	(5,059)

Total non-operating expenses, net	28,284	1,800	1,866	—	31,950

Income (loss) from continuing operations before reorganization items, net, provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(48,745)	51,633	(2,146)	—	742
Reorganization items, net	—	(341)	—	—	(341)

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(48,745)	51,974	(2,146)	—	1,083
Provision (benefit) for income taxes	—	2,824	170	—	2,994

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(48,745)	49,150	(2,316)	—	(1,911)

Equity in income (loss) of subsidiaries	52,172	—	—	(52,172)	—

Income (loss) from discontinued operations, net of tax	—	1,756	3,582	—	5,338

Net income (loss)	$3,427	$50,906	$1,266	$(52,172)	$3,427

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$6,373	$16,554	$554	$(432)	$23,049

Cash flows from investing activities:
Purchases of property and equipment	(2,274)	(40,341)	(1,086)	2,024	(41,677)
Proceeds from the sale of property and equipment	—	4,667	—	—	4,667
Proceeds from the sale of subsidiary	114,585	—	—	—	114,585

Net cash provided by (used in) investing activities from continuing operations	112,311	(35,674)	(1,086)	2,024	77,575

Cash flows from financing activities:
Payments under long-term debt	(82,526)	—	—	—	(82,526)
Repayment under capital lease obligations	—	(1,427)	—	—	(1,427)

Net cash used in financing activities from continuing operations	(82,526)	(1,427)	—	—	(83,953)

Effect of exchange rates on cash	—	—	—	(1,592)	(1,592)
Net cash provided by (used in) discontinued operations	—	18,108	(667)	—	17,441

Net increase (decrease) in cash	36,158	(2,439)	(1,199)	—	32,520

Cash and cash equivalents at beginning of period	3,379	6,484	2,871	—	12,734

Cash and cash equivalents at end of period	$39,537	$4,045	$1,672	$—	$45,254

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	New Company 2004 Four Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(3,910)	$612	$405	$(590)	$(3,483)

Cash flows from investing activities:
Purchases of property and equipment	(88)	(10,357)	(994)	—	(11,439)
Proceeds from the sale of property and equipment	—	525	(1)	—	524

Net cash used in investing activities	(88)	(9,832)	(995)	—	(10,915)

Cash flows from financing activities:
Deferred financing costs	(301)	—	—	—	(301)
Repayment under capital lease obligations	—	(260)	—	—	(260)

Net cash used in financing activities	(301)	(260)	—	—	(561)

Effect of exchange rates on cash	—	—	—	590	590
Net cash provided by discontinued operations	—	9,110	380	—	9,490

Net decrease in cash	(4,299)	(370)	(210)	—	(4,879)

Cash and cash equivalents at beginning of period	7,678	6,854	3,081	—	17,613

Cash and cash equivalents at end of period	$3,379	$6,484	$2,871	$—	$12,734

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$228,143	$(232,717)	$(5,986)	$7,754	$(2,806)

Cash flows from investing activities:
Purchases of property and equipment	(2,125)	(25,825)	(838)	—	(28,788)
Proceeds from the sale of property and equipment	—	4,083	34	—	4,117
Proceeds from Sale-Leaseback Agreements	—	254,000	—	—	254,000

Net cash provided by (used in) investing activities from continuing operations	(2,125)	232,258	(804)	—	229,329

Cash flows from financing activities:
Proceeds from long-term debt	285,000	—	—	—	285,000
Payments on long-term debt	(412,227)	—	—	—	(412,227)
Payments under capital lease obligations	—	(203)	—	—	(203)
Dividends paid	(250,252)	—	—	—	(250,252)
Proceeds from issuance of common stock	133,716	—	—	—	133,716
Deferred financing costs	(21,747)	—	—	—	(21,747)
Stock options	(953)	—	—	—	(953)

Net cash used in financing activities	(266,463)	(203)	—	—	(266,666)

Effect of exchange rates on cash	—	—	—	(7,754)	(7,754)
Net cash provided by discontinued operations	—	2,076	7,159	—	9,235

Net increase (decrease) in cash	(40,445)	1,414	369	—	(38,662)
Cash and cash equivalents at beginning of period	48,123	5,440	2,712	—	56,275

Cash and cash equivalents at end of period	$7,678	$6,854	$3,081	$—	$17,613

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data and as otherwise noted)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2003
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$55,257	$24,857	$(12,132)	$10,410	$78,392

Cash flows from investing activities:
Purchases of property and equipment	(2,286)	(28,545)	(821)	—	(31,652)
Proceeds from the sale of property and equipment	—	1,230	—	—	1,230
Other	—	135	—	—	135

Net cash used in investing activities from continuing operations	(2,286)	(27,180)	(821)	—	(30,287)

Cash flows from financing activities:
Payments on long-term debt	(25,768)	—	—	—	(25,768)
Repayment under capital lease obligations	—	(210)	—	—	(210)
Other	—	(33)	—	—	(33)

Net cash used in financing activities from continuing operations	(25,768)	(243)	—	—	(26,011)

Effect of exchange rates on cash	—	—	—	(10,410)	(10,410)
Net cash provided by discontinued operations	—	1,774	8,650	—	10,424

Net increase (decrease) in cash	27,203	(792)	(4,303)	—	22,108
Cash and cash equivalents at beginning of year	20,920	6,232	7,015	—	34,167

Cash and cash equivalents at end of year	$48,123	$5,440	$2,712	$—	$56,275

AMF BOWLING WORLDWIDE, INC.

SELECTED QUARTERLY FINANCIAL DATA

2005 Fiscal Quarters

	1st	2nd	3rd	4th
Operating revenue	$115,133	$145,358	$166,428	$141,659
Operating income (loss)	(17,519)	3,171	17,371	(10,992)
Income (loss) from:
Continuing operations	(19,715)	(4,391)	5,903	(15,045)
Discontinued operations	6,775	30,378	(2,502)	(12,101)

Net income (loss)	$(12,940)	$25,987	$3,401	$(27,146)

2004 Fiscal Quarters

	1st	2nd	3rd (a)	4th
Operating revenue	$123,217	$146,537	$171,377	$128,506
Operating income (loss)	(4,808)	17,429	(3,878)	(14,775)
Income (loss) from:
Continuing operations	(12,904)	10,007	(49,521)	(19,481)
Discontinued operations	232	2,487	315	2,115

Net income (loss)	$(12,672)	$12,494	$(49,206)	$(17,366)

Net income (loss) per share of common stock:
Basic	$(1.27)	$1.25	N/A	N/A
Diluted	(1.27)	1.21	N/A	N/A

(a)	The 2004 Third Quarter ended March 28, 2004 includes results for the New Company from March 1, 2004 through March 28, 2004 and results for the Reorganized Predecessor Company from December 29, 2003 through February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of September, 2005.

AMF BOWLING WORLDWIDE, INC.

By:	/S/ FREDERICK R. HIPP
Frederick R. Hipp
Director, President and Chief Executive Officer (principal executive and financial officer)

By:	/S/ W. THOMAS DIDLAKE, JR.
W. Thomas Didlake, Jr.
Vice President and Corporate Controller (principal accounting officer)

S-1

EXHIBIT INDEX

2.1	Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 2.1, for the year ended December 31, 2001 (File No. 001-12131)).

2.2	Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

2.3	Agreement and Plan of Merger dated as of November 26, 2003 among Kingpin Holdings, LLC, Kingpin Merger Sub, Inc. and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 28, 2003 (file No. 001-12131)).

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.1	Indenture dated as of February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 10.00% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).

4.3	Registration Rights Agreement dated as of February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated herein by reference to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 26, 2004 (file No. 333-117668)).

4.4	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.5	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.6	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.7	Supplemental Indenture, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to the 10% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

4.8	Joinder to Registration Rights Agreement, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston, acting through its Cayman Islands Branch (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

10.1	Senior Secured Credit Agreement, dated as of February 27, 2004 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institution listed on the signature pages thereto, and Credit Suisse First Boston LLC as Administrative Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent and Documentation Agent (without exhibits) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.2	First Amendment to Credit Agreement dated as of September 20, 2004 among Kingpin Intermediate Corp., the Company, the Lenders signatory thereto and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, amending that certain Credit Agreement dated as of February 27, 2004 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

10.3	Second Amendment to Credit Agreement dated as of June 2, 2005 among Kingpin Intermediate Corp., the Company, the Lenders signatory thereto and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, further amending that certain Credit Agreement dated as of February 27, 2004 (filed herewith).

10.4	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.38, for the year ended December 31, 2000 (File No. 001-12131)).*

10.5	Employment letter, dated as of February 27, 2004, between AMF Bowling Worldwide, Inc. and Frederick R. Hipp (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarterly period ended March 28, 2004 (File No. 001-12131)).*

10.6	Employment Letter, dated as of October 27, 2004, between AMF Bowling Worldwide, Inc. and Anthony J. Ponsiglione II (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 (File No. 001-12131)).*

10.7	Employment Agreement, dated as of June 13, 2005, between AMF Bowling Products, LLC and John B. Walker (filed herewith).*

10.8	Employment Agreement, dated as of September 28, 2005, between AMF Bowling Products, LLC and Christopher F. Caesar (filed herewith).*

10.9	Lease I Agreement dated February 27, 2004 between iStar Bowling Centers I LP, as Landlord, and AMF Bowling Centers, Inc., as Tenant (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.10	Lease II Agreement dated February 27, 2004 between iStar Bowling Centers II LP, as Landlord, and AMF Bowling Centers, Inc., as Tenant (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarterly period ended March 28, 2004 (File No. 001-12131).

10.11	Management Agreement, dated February 27, 2004, by and between CHS Management VI LP and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.12	Joint Venture Agreement dated as of June 13, 2005 by and among QubicaAMF Worldwide S.à.R.L., Qubica Lux S. à.R.L., AMF Bowling Products, LLC, AMF Bowling Products International BV, Qubica S.p.A, AMF Bowling India Private Limited, AMF Bowling Products Mexico S. de R.L. de C.V., AMF Bowling Poland Sp.z.oo, AMF Bowling Products, LLC, Qubica Canada, Inc., Qubica USA, Inc. and Aquta S.r.l. (filed herewith).

10.13	Contribution Agreement dated as of June 13, 2005 by and among QubicaAMF Worldwide S.à.R.L., Qubica Lux S.à.R.L. and AMF Holdings, Inc. (filed herewith).

10.14	Kingpin Holdings LLC 2004 Unit Option Plan as of September 27, 2004 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended December 26, 2004 (file No. 001-12131)).*

21.1	Subsidiaries of the Company (filed herewith).

31.1	Certification by the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.