Form 10-Q
period 2005-10-02
AMF BOWLING WORLDWIDE INC
filed 2005-11-16
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 2, 2005, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1. FINANCIAL STATEMENTS

(In thousands, except share and per share data)	October 2, 2005	July 3, 2005
Assets
Current assets:
Cash and cash equivalents	$14,548	$45,254
Accounts and notes receivable, net of allowance for doubtful accounts of $2,663 and $2,853, respectively	21,523	23,497
Inventories, net	31,625	25,531
Prepaid expenses and other current assets	12,624	14,293
Assets held for sale (Note 3)	5,727	5,294

Total current assets	86,047	113,869

Property and equipment, net	255,622	248,526
Other assets	28,274	29,230

Total assets	$369,943	$391,625

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$17,150	$12,506
Accrued expenses and other liabilities	65,534	71,121
Current portion of long-term debt	1,078	1,073
Liabilities held for sale (Note 3)	1,008	1,069

Total current liabilities	84,770	85,769

Long-term debt, less current portion	203,497	203,771
Liabilities, subject to resolution	143	143
Other liabilities	4,742	4,742

Total liabilities	293,152	294,425

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(50,219)	(29,690)
Accumulated other comprehensive loss	(6,706)	(6,826)

Total stockholder’s equity	76,791	97,200

Total liabilities and stockholder’s equity	$369,943	$391,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands)	2006 First Quarter	2005 First Quarter
Operating revenue	$122,743	$115,133

Operating expenses:
Cost of goods sold	31,409	25,910
Bowling center operating expenses	85,943	83,158
Selling, general and administrative expenses	10,407	10,324
Asset impairment	443	1,303
Depreciation and amortization	10,352	11,179

Total operating expenses	138,554	131,874

Operating loss	(15,811)	(16,741)

Non-operating (income) expenses:
Interest expense	5,501	6,502
Interest income	(326)	(26)
Other (income) expenses, net	196	(4,652)

Total non-operating expenses	5,371	1,824

Loss from continuing operations before income taxes	(21,182)	(18,565)
Provision for (benefit from) income taxes	(590)	372

Loss from continuing operations	(20,592)	(18,937)

Income from discontinued operations, net of tax (Note 3)	63	5,997

Net loss	$(20,529)	$(12,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	2006 First Quarter	2005 First Quarter
Operating activities:
Net loss	$(20,529)	$(12,940)
Less: Income from discontinued operations, net of tax	63	5,997

Loss from continuing operations	(20,592)	(18,937)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	10,352	11,179
(Gain) loss on the sale of property and equipment, net	(11)	251
Asset impairment	443	1,303
Changes in assets and liabilities:
Accounts and notes receivable, net	1,907	758
Inventories	(6,229)	(1,529)
Other assets	2,449	1,340
Accounts payable and accrued expenses	1,681	(1,203)
Income taxes payable	(2,556)	(370)
Other long-term liabilities	(307)	188

Net cash used in operating activities from continuing operations	(12,863)	(7,020)

Investing activities:
Purchases of property and equipment	(17,475)	(11,496)
Proceeds from the sale of property and equipment	52	1,515

Net cash used in investing activities from continuing operations	(17,423)	(9,981)

Financing activities:
Borrowing (payments) under revolving line of credit	—	8,000
Payments of long-term debt	(199)	(643)
Payments under capital lease obligations	(70)	(140)

Net cash provided by (used in) financing activities from continuing operations	(269)	7,217

Effect of exchange rates on cash	276	(64)
Net cash provided by (used in) discontinued operations	(427)	13,398

Net increase (decrease) in cash	(30,706)	3,550
Cash at beginning of period	45,254	12,734

Cash at end of period	$14,548	$16,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as otherwise noted)

(unaudited)

NOTE 1. BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, we, us, or our) engaged in two business segments during the first quarter of fiscal year 2006 (the “2006 First Quarter”), the period covered by this report:

•	the operation of bowling centers (“Centers”); and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers is the largest operator of bowling centers in the world with 365 centers in operation as of October 2, 2005, comprised of 350 centers in the U.S. and 15 bowling centers operating outside the U.S. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom for approximately $69,900 and on February 8, 2005, we sold our 42 bowling centers in Australia for approximately $44,700. We no longer have bowling center operations in the United Kingdom and Australia. The results of operations for the bowling centers in these countries have been reported as discontinued operations for all periods presented.

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

We are marketing for sale our billiards division, which was formerly a part of the Products segment and manufactures and sells Playmaster, Highland and Renaissance brands of billiard tables. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

During the 2006 First Quarter, Worldwide served as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products.

Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide.

QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), operated our Products business during the 2006 First Quarter. AMF Products was a wholly-owned indirect, subsidiary of Worldwide for the 2006 First Quarter. Since June 7, 2005, our billiards division operated in AMF Billiards & Games LLC, which is a wholly-owned subsidiary of Worldwide.

Joint Venture

On October 7, 2005, we completed the previously announced transactions to form the joint venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”). In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of AMF Products and substantially all of the other

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

subsidiaries that conduct our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), a company organized under the laws of Luxembourg, in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. On September 16, 2005, in anticipation of creating the Joint Venture, the name of AMF Products was changed to “QubicaAMF Worldwide, LLC”. Qubica also changed its name to QubicaAMF Europe S.p.A. Other subsidiaries of AMF Products and Qubica have changed their names to reflect the name “QubicaAMF.”

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture or its subsidiaries. These agreements include, but are not limited to, a supply agreement between AMF Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture that allows the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements are on an arms-length basis and reflect commercial terms. In addition, the Joint Venture adopted an option plan (the “JV Option Plan”) and intends to award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and Qubica will be equally reduced.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released. (See “Note 9. Long-Term Debt.”) In addition, the Joint Venture and certain of its subsidiaries, entered into a credit agreement for a $30.0 million asset based loan. Certain assets of the Joint Venture and certain of its subsidiaries secure the credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement.

We will account for our investment in the Joint Venture using the equity method and management will determine how the equity method will affect certain presentations in our future reports, such as our critical accounting policies, segment reporting, business strategies and properties.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2006 has 52 weeks, and fiscal year 2005 had 53 weeks, with the extra week being reported in the fourth quarter. As a result of the additional week in fiscal year 2005, the 2006 First Quarter ended about one week later than the first quarter in fiscal year 2005.

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

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Period	Referred to as
Results from July 4, 2005 through October 2, 2005	“2006 First Quarter”

Results from June 28, 2004 through September 26, 2004	“2005 First Quarter”

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

The financial results of our discontinued operations were as follows:

(In thousands)	2006 First Quarter	2005 First Quarter
Revenue	$2,584	$27,700

Income from discontinued operations, pretax	63	8,695
Provision for income taxes	—	2,698

Income from discontinued operations, after tax	$63	$5,997

The assets and liabilities of the billiards operations are classified as “held-for-sale” and were as follows:

October 2, 2005
Accounts receivable, net of allowance	$1,941
Inventories, net	3,676
Prepaid and other current assets	69
Property and equipment, net	41

Assets held for sale	$5,727

Accounts payable	$553
Accrued expenses and other liabilities	455

Liabilities held for sale	$1,008

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 4. EQUITY BASED COMPENSATION

On February 27, 2004, Kingpin Holdings, LLC (“Kingpin”) granted 313,145 options to purchase common units of Kingpin, at an exercise price of $10.00 and 104,381 options to purchase common units at an exercise price of $20.00 per common unit, to Frederick R. Hipp, President and Chief Executive Officer of Worldwide. These options vest ratably over a four year period. Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”) granted 100,000 options to purchase common units at an exercise price of $10.00 per common unit, to twenty two (22) senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions. An additional grant, similar to the Option Plan, is expected to be complete in the second quarter of the 2006 fiscal year. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide. We currently use the intrinsic value method of accounting for stock based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based upon the difference, if any, between the fair value of the unit option and the exercise price on the date of the grant. If we had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” the net income (loss) would have been reflected as the pro forma amounts shown below: The resulting pro forma expense relates to the grant on February 27, 2004.

	2006 First Quarter	2005 First Quarter
Net loss, as reported	$(20,529)	$(12,940)
Stock-based employee compensation under APB 25	—	—
Pro forma stock-based employee compensation expense under SFAS No. 123	36	36

Net loss, pro forma	$(20,565)	$(12,976)

The fair value of each unit option grant was estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net loss disclosures were computed by amortizing the estimated fair value of the grants over the respective vesting periods.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss was $20,409 for the 2006 First Quarter and $14,760 for the 2005 First Quarter. Accumulated other comprehensive loss of $6,706 at October 2, 2005 and $6,826 at July 3, 2005 is included in stockholder’s equity and consists of the foreign currency translation adjustment and minimum pension liability.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 6. INVENTORIES, NET

Inventories, net consisted of:

	October 2, 2005	July 3, 2005
Products, at FIFO:
Raw materials	$4,065	$3,509
Work in process (a)	5,256	112
Finished goods and spare parts	16,585	16,410
Centers, at average cost:
Merchandise and spare parts	5,719	5,500

Total inventories	$31,625	$25,531

(a)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	October 2, 2005	July 3, 2005
Land	$30,105	$28,582
Buildings and improvements	124,268	111,493
Equipment, furniture and fixtures	164,018	155,934
Other	12,369	7,825

	330,760	303,834
Less accumulated depreciation	(75,138)	(55,308)

Property and equipment, net	$255,622	$248,526

Depreciation expense related to property and equipment was $10,192 in the 2006 First Quarter and $11,015 in the 2005 First Quarter.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	2006 First Quarter	2005 First Quarter
Cash paid during the period for:
Interest	$7,463	$9,245
Income taxes	1,810	418

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 9. LONG-TERM DEBT

Long-Term Debt Summary

Our long-term debt consisted of:

	October 2, 2005	July 3, 2005
Term Loan	$78,365	$78,564
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	2,295	2,365

Total debt	204,575	204,844
Current maturities	(1,078)	(1,073)

Total long-term debt	$203,497	$203,771

Credit Agreement

At the end of the 2006 First Quarter, we owed $78,365 in term loans in conjunction with the Credit Agreement which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”). In June 2005, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to an additional $20,000 of letters of credit, amended certain definitions and covenants to permit the formation of the Joint Venture. It also amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirements to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions. The Second Amendment accounted for the loss of cash flow as a result of the divestiture of certain international center operations.

No borrowings were outstanding under the Revolver as of the end of the 2006 First Quarter and outstanding standby letters of credit issued under the Revolver totaled $17,326, leaving $22,674 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $20,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,381 due on August 27, 2009. Current scheduled quarterly principal payments are $199 and are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. Since the transactions to form the Joint Venture have been completed, AMF Products is no longer a guarantor of our obligations under our Credit Agreement and our Subordinated Notes and liens against assets of AMF Products that secured its guarantee have been released. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of one of our first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

As of February 27, 2004, in conjunction with the merger of Kingpin and Worldwide (the “Merger”), we issued the $150,000 Subordinated Notes with interest payable semi-annually. The Subordinated Notes were issued

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture), we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to Kingpin Intermediate Corp. or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture) from the sale of International Operations (as defined in the Indenture). During fiscal year 2005, we repurchased and cancelled $26,100 of Subordinated Notes.

Dividends

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

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding were $143 at October 2, 2005 and July 3, 2005. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Equipment Warranties

The following table provides a roll-forward from July 3, 2005 of our estimated exposure related to equipment warranties for the 2006 First Quarter:

Balance, July 3, 2005	$986
Provision	10
Payments	(58)
Exchange rate effect	(1)

Balance, October 2, 2005	$937

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

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69,900. During calendar year 2004, we closed five bowling centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining operating bowling centers in Australia for approximately $44,700. We no longer have bowling center operations in the United Kingdom or Australia.

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

In addition, we concluded the settlements in two class actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. Those class settlements have been made final and the cases have been dismissed.

In July 2005, the Western Australian Commissioner of State Revenue, (the “Commission”) assessed Worldwide approximately $314 for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of a defined set of assets. We paid the assessment under protest and filed an objection. The objection is an internal review by the Commission. If the assessment is not reversed, management intends to appeal the assessment. The Australian states of South Australia and New South Wales have also made inquiries about the applicability of their land-rich laws but have not made assessments.

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

(in thousands, except as otherwise noted)

(unaudited)

NOTE 12. BUSINESS SEGMENTS

We operate in two business segments: operation of bowling centers and manufacture and sale of bowling and related products. Information concerning these operations from continuing operations is presented below:

	2006 First Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$91.0	$—	$(9.9)	$254.2	$8.4	$17.1
International	4.7	—	0.5	13.9	0.2	0.1

Subtotal	95.7	—	(9.4)	268.1	8.6	17.2

Products:
U.S.	13.7	7.1	(1.4)	73.7	1.3	1.0
International	13.3	0.2	(0.9)	27.1	0.1	—

Subtotal	27.0	7.3	(2.3)	100.8	1.4	1.0

Corporate	—	—	(3.6)	(4.5)	0.4	(0.2)
Eliminations	—	(7.3)	(0.5)	5.5	—	(0.5)

Total	$122.7	$—	$(15.8)	$369.9	$10.4	$17.5

	2005 First Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$85.5	$—	$(10.5)	$252.0	$8.8	$10.1
International	4.9	—	(1.3)	116.9	0.3	—

Subtotal	90.4	—	(11.8)	368.9	9.1	10.1

Products:
U.S.	14.7	6.9	(1.3)	83.0	1.6	0.6
International	10.0	1.0	2.1	23.4	0.1	—

Subtotal	24.7	7.9	0.8	106.4	1.7	0.6

Corporate	—	—	(5.7)	11.7	0.4	0.8
Eliminations	—	(7.9)	—	7.5	—	—

Total	$115.1	$—	$(16.7)	$494.5	$11.2	$11.5

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of October 2, 2005 and July 3, 2005, condensed consolidating statements of operations and cash flows for the 2006 First Quarter and for the 2005 First Quarter. The elimination entries presented are necessary to combine the entities.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	October 2, 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7,109	$5,091	$2,348	$—	$14,548
Accounts and notes receivable, net	—	18,050	3,473	—	21,523
Accounts and notes receivable -intercompany	25,230	115,941	—	(141,171)	—
Inventories, net	—	29,530	5,745	(3,650)	31,625
Prepaid expenses and other current assets	(7,898)	18,842	1,680	—	12,624
Assets held for sale	—	5,727	—	—	5,727

Total current assets	24,441	193,181	13,246	(144,821)	86,047

Property and equipment, net	3,780	244,454	5,007	2,381	255,622
Investment in subsidiaries	380,844	—	—	(380,844)	—
Other assets	14,059	91,747	(1,227)	(76,305)	28,274

Total assets	$423,124	$529,382	$17,026	$(599,589)	$369,943

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$135	$15,942	$1,073	$—	$17,150
Accrued expenses and other liabilities	5,253	55,808	4,473	—	65,534
Current portion of long-term debt	796	282	—	—	1,078
Accounts and notes payable -intercompany	115,827	2,871	22,473	(141,171)	—
Liabilities held for sale	—	1,008	—	—	1,008

Total current liabilities	122,011	75,911	28,019	(141,171)	84,770

Long-term debt, less current portion	201,484	2,013	—	—	203,497
Liabilities, subject to resolution	—	143	—	—	143
Other long-term liabilities	21,569	54,569	4,909	(76,305)	4,742

Total liabilities	345,064	132,636	32,928	(217,476)	293,152

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	611,596	12,265	(623,861)	133,716
Accumulated deficit	(48,950)	(221,678)	(13,046)	233,455	(50,219)
Accumulated other comprehensive income (loss)	(6,706)	6,828	(15,121)	8,293	(6,706)

Total stockholder’s equity	78,060	396,746	(15,902)	(382,113)	76,791

Total liabilities and stockholder’s equity	$423,124	$529,382	$17,026	$(599,589)	$369,943

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	July 3, 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$39,537	$4,045	$1,672	$—	$45,254
Accounts and notes receivable, net	—	19,906	3,591	—	23,497
Accounts and notes receivable -intercompany	21,901	139,208	3,313	(164,422)	—
Inventories, net	—	22,546	5,916	(2,931)	25,531
Prepaid expenses and other current assets	(7,452)	19,807	1,938	—	14,293
Assets held for sale	—	5,294	—	—	5,294

Total current assets	53,986	210,806	16,430	(167,353)	113,869

Property and equipment, net	7,748	233,292	5,114	2,372	248,526
Investment in subsidiaries	396,724	—	—	(396,724)	—
Other assets	15,092	91,648	(1,211)	(76,299)	29,230

Total assets	$473,550	$535,746	$20,333	$(638,004)	$391,625

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$46	$11,759	$701	$—	$12,506
Accrued expenses and other liabilities	12,468	53,005	5,648	—	71,121
Current portion of long-term debt	796	277	—	—	1,073
Accounts and notes payable -intercompany	139,229	1,498	23,695	(164,422)	—
Liabilities held for sale	—	1,069	—	—	1,069

Total current liabilities	152,539	67,608	30,044	(164,422)	85,769

Long-term debt, less current portion	201,683	2,088	—	—	203,771
Liabilities, subject to resolution	—	143	—	—	143
Other long-term liabilities	21,569	54,563	4,909	(76,299)	4,742

Total liabilities	375,791	124,402	34,953	(240,721)	294,425

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	614,700	9,161	(623,861)	133,716
Accumulated (deficit) earnings	(29,131)	(210,517)	(8,207)	218,165	(29,690)
Accumulated other comprehensive income (loss)	(6,826)	7,161	(15,574)	8,413	(6,826)

Total stockholder’s equity	97,759	411,344	(14,620)	(397,283)	97,200

Total liabilities and stockholder’s equity	$473,550	$535,746	$20,333	$(638,004)	$391,625

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 First Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$115,766	$9,859	$(2,882)	$122,743

Operating expenses:
Cost of goods sold	—	28,868	5,002	(2,461)	31,409
Bowling center operating expenses	—	82,617	3,402	(76)	85,943
Selling, general and administrative expenses	3,208	5,849	1,350	—	10,407
Asset impairment	—	443	—	—	443
Depreciation and amortization	421	9,694	246	(9)	10,352

Total operating expenses	3,629	127,471	10,000	(2,546)	138,554

Operating income (loss)	(3,629)	(11,705)	(141)	(336)	(15,811)

Non-operating (income) expenses:
Interest expense	5,451	277	5	(232)	5,501
Interest income	(454)	(144)	40	232	(326)
Other expense (income)	(4,820)	2,720	2,296	—	196

Total non-operating expenses, net	177	2,853	2,341	—	5,371

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(3,806)	(14,558)	(2,482)	(336)	(21,182)

Provision for income taxes	13	(817)	214	—	(590)

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(3,819)	(13,741)	(2,696)	(336)	(20,592)

Income from discontinued operations, net of tax	—	63	—	—	63

Equity in income (loss) of subsidiaries	(16,710)	—	—	16,710	—

Net income (loss)	$(20,529)	$(13,678)	$(2,696)	$16,374	$(20,529)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 First Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$109,268	$9,590	$(3,725)	$115,133

Operating expenses:
Cost of goods sold	—	24,152	5,273	(3,515)	25,910
Bowling center operating expenses	—	78,613	4,755	(210)	83,158
Selling, general and administrative expenses	5,318	4,383	623	—	10,324
Restructuring, refinancing and other	—	1,303	—	—	1,303
Depreciation and amortization	430	10,621	137	(9)	11,179

Total operating expenses	5,748	119,072	10,788	(3,734)	131,874

Operating income (loss)	(5,748)	(9,804)	(1,198)	9	(16,741)

Non-operating (income) expenses:
Interest expense	6,429	73	34	(34)	6,502
Interest income	(34)	(18)	(8)	34	(26)
Other expense (income)	(7,481)	6,160	(3,331)	—	(4,652)

Total non-operating expenses, net	(1,086)	6,215	(3,305)	—	1,824

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(4,662)	(16,019)	2,107	9	(18,565)

Provision (benefit) for income taxes	122	(795)	1,045	—	372

Income (loss) from continuing operations before equity income (loss) of subsidiaries	(4,784)	(15,224)	1,062	9	(18,937)

Income from discontinued operations, net of tax	—	5,756	241	—	5,997

Equity in income (loss) of subsidiaries	(8,156)	—	—	8,156	—

Net income (loss)	$(12,940)	$(9,468)	$1,303	$8,165	$(12,940)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2006 First Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(32,470)	$19,594	$835	$(822)	$(12,863)

Cash flows from investing activities:
Purchases of property and equipment	241	(18,103)	(159)	546	(17,475)
Proceeds from the sale of property and equipment	—	52	—	—	52

Net cash provided by (used in) investing activities	241	(18,051)	(159)	546	(17,423)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	—	—	—	—
Repayments under long-term debt	(199)	—	—	—	(199)
Repayment under capital lease obligations	—	(70)	—	—	(70)

Net cash provided by (used in) financing activities from continuing operations	(199)	(70)	—	—	(269)

Effect of exchange rates on cash	—	—	—	276	276
Net cash provided by (used in) discontinued operations	—	(427)	—	—	(427)

Net increase (decrease) in cash	(32,428)	1,046	676	—	(30,706)

Cash at beginning of period	39,537	4,045	1,672	—	45,254

Cash at end of period	$7,109	$5,091	$2,348	$—	$14,548

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2005 First Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(5,961)	$10,470	$(11,593)	$64	$(7,020)

Cash flows from investing activities:
Purchases of property and equipment	(782)	(10,629)	(85)	—	(11,496)
Proceeds from the sale of property and equipment	—	1,515	—	—	1,515

Net cash provided by (used in) investing activities from continuing operations	(782)	(9,114)	(85)	—	(9,981)

Cash flows from financing activities:
Borrowings under revolving line of credit	8,000	—	—	—	8,000
Repayments under long-term debt	(643)	—	—	—	(643)
Repayment under capital lease obligations	—	(140)	—	—	(140)

Net cash provided by (used in) financing activities from continuing operations	7,357	(140)	—	—	7,217

Effect of exchange rates on cash	—	—	—	(64)	(64)
Net cash provided by (used in) discontinued operations	—	(53)	13,451	—	13,398

Net increase in cash	614	1,163	1,773	—	3,550

Cash at beginning of period	3,379	6,484	2,871	—	12,734

Cash at end of period	$3,993	$7,647	$4,644	$—	$16,284

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents

This MD&A includes the following:

•	Introduction

•	Joint Venture

•	Fiscal Year

•	Consolidated Results

•	2006 First Quarter compared with 2005 First Quarter

•	Performance by Business Segment

Centers

•	2006 First Quarter compared with 2005 First Quarter

Products

•	2006 First Quarter compared with 2005 First Quarter

•	Financial Condition

•	Liquidity

•	Capital Resources

•	Asset Sales

•	Capital Expenditures

•	Seasonality

•	International Operations

•	Impact of Inflation

•	Critical Accounting Policies

•	Disclosures Regarding Forward-Looking Statements

Introduction

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, we, us, or our) are engaged in two business segments: the operation of bowling centers (“Centers”); and the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

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

Centers is the largest operator of bowling centers in the world with 365 centers in operation as of October 2, 2005, comprised of 350 centers in the U.S. and 15 bowling centers operating outside the U.S. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom for approximately $69.9 million and on February 8, 2005, we sold our 42 bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom and Australia. The results of operations for the bowling centers in these countries have been reported as discontinued operations for all periods presented.

Products is one of the largest manufacturers of bowling center equipment in the world. Products revenue consists of two major sales categories: New Center Packages (“NCPs”), which is all of the equipment necessary to outfit one lane at a new or existing bowling center; and Modernization and Consumer Products, which is equipment used to upgrade an existing center, spare parts, pins, supplies and consumable products used in the operation of a center, and bowling balls and ancillary products for resale to bowlers.

We are marketing for sale our billiards division, which was formerly a part of the Products segment and manufactures and sells Playmaster, Highland and Renaissance brands of billiard tables. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

During the first quarter of fiscal year 2006 (the “2006 First Quarter”), Worldwide served as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products.

Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide.

QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), operated our Products business during the 2006 First Quarter. AMF Products was a wholly-owned indirect, subsidiary of Worldwide for the 2006 First Quarter. Since June 7, 2005, our billiards division operated in AMF Billiards & Games LLC, which is a wholly-owned subsidiary of Worldwide.

Joint Venture

On October 7, 2005, we completed the previously announced transactions to form the joint venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”). In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of AMF Products and substantially all of the other subsidiaries that conduct our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), a company organized under the laws of Luxembourg, in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. On September 16, 2005, in anticipation of creating the Joint Venture, the name of AMF Products was changed to “QubicaAMF Worldwide, LLC”. Qubica also changed its name to QubicaAMF Europe S.p.A. Other subsidiaries of AMF Products and Qubica have changed their names to reflect the name “QubicaAMF.”

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture or its subsidiaries. These agreements include, but are not limited to, a supply agreement between AMF Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture that allows the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements are on an arms-length basis and reflect commercial terms. In addition, the Joint Venture adopted an option plan (the “JV Option Plan”) and intends to award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and Qubica will be equally reduced.

Subject to options being exercised under the Option Plan, AMF Holdings and the shareholder of Qubica own 50% of the equity of the Joint Venture. Each has the right to select three (3) members of the board of managers of the Joint Venture. John Walker, who was the President of our Products business, is now the chief executive officer of the Joint Venture. Christopher Caesar, formerly our chief financial officer, now serves as its chief financial officer. The headquarters of the Joint Venture is located at the present offices of Products, 8100 AMF Drive, Mechanicsville, Virginia with the headquarters of its automatic scoring division being located in Bologna, Italy at the offices of Qubica.

The Joint Venture is a holding company. Its operations are conducted and its assets held in its operating subsidiaries. AMF Products and Qubica are the principal operating subsidiaries and AMF Products continues to own the assets and employ the same employees as it did prior to the formation of the Joint Venture.

Upon creation of the Joint Venture, the Company retained ownership of its subsidiary that conducts the Products business in the United Kingdom. However, the services of that subsidiary are made available to the Joint Venture under a services agreement. In addition, the billiards division was not contributed to the Joint Venture.

Since the formation the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our $150.0 million 10% Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released. In addition, the Joint Venture and certain of its subsidiaries, have entered into a credit agreement for a $30.0 million asset based loan. Certain assets of the Joint Venture and certain of its subsidiaries secure the credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement.

We will account for our investment in the Joint Venture using the equity method and management will determine how the equity method will affect certain presentations in our future reports, such as our critical accounting policies, segment reporting, business strategies and properties.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2006 has 52 weeks and fiscal year 2005 had 53 weeks, with the extra week being reported in the fourth quarter. As a result of the additional week in fiscal year 2005, the 2006 First Quarter ended about one week later than the first quarter in fiscal year 2005.

Consolidated Results

The results of operations of the consolidated group of companies, Centers and Products are discussed below. The business segment results are presented before intersegment eliminations since we believe this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Period	Referred to as
Results from July 4, 2005 through October 2, 2005	“2006 First Quarter”

Results from June 28, 2004 through September 26, 2004	“2005 First Quarter”

Consolidated Results

(In millions)	2006 First Quarter	2005 First Quarter
Operating revenue	$122.7	$115.1

Cost of goods sold	31.4	25.9
Bowling center operating expenses	85.9	83.1
Selling, general and administrative expenses	10.4	10.3
Asset impairment	0.4	1.3
Depreciation and amortization	10.4	11.2

Operating loss	(15.8)	(16.7)

Interest expense, net	5.2	6.5
Other (income) expense, net	0.2	(4.7)

Loss from continuing operations before income taxes	(21.2)	(18.5)
Provision for (benefit from) income taxes	(0.6)	0.4

Loss from continuing operations	(20.6)	(18.9)

Income from discontinued operations, net of tax	0.1	6.0

Net loss	$(20.5)	$(12.9)

2006 First Quarter compared with 2005 First Quarter

Revenue

Consolidated operating revenue was $122.7 million in the 2006 First Quarter, an increase of $7.6 million, or 6.6%, compared with the 2005 First Quarter. This increase was partially attributable to an $8.0 million increase in U.S. constant center revenue due primarily to an increase in open lineage. In addition, Products revenue increased $1.7 million, or 5.2%, when compared with the prior year period. These increases were partially offset by a $3.0 million decrease in revenue as a result of closed centers.

Depreciation and Amortization

Depreciation and amortization decreased $0.8 million, or 7.1%, in the 2006 First Quarter compared with the 2005 First Quarter.

Asset Impairment

In the 2006 First Quarter we recorded $0.4 million related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets in the U.S primarily related to Products and the impact of the Joint Venture transactions. In the 2005 First Quarter, we recorded $1.3 million related to asset impairment charges related to under performing bowling centers.

Interest Expense, net

Interest expense, net decreased $1.3 million, or 20.0%, in the 2006 First Quarter compared with the 2005 First Quarter, primarily the result of lower principal amounts outstanding under both our Credit Agreement and Subordinated Notes.

Provision for Income Taxes

We had a $0.6 million benefit from income taxes in the 2006 First Quarter compared with income tax expense of $0.4 million in the 2005 First Quarter.

Net Loss

Net loss for the 2006 First Quarter totaled $20.5 million compared with a net loss of $12.9 million in the 2005 First Quarter. This change was primarily attributable to the changes discussed above as well as the decrease in net income from discontinued operations of $5.9 million. In the 2006 First Quarter, we incurred $1.9 million of expenses related to strategic initiatives compared to $0.5 million in the 2005 First Quarter. In the 2006 First Quarter we also incurred $0.1 million of expenses that were previously recorded at our United Kingdom bowling center operation and $0.1 million related to actions alleging violations of federal legislation involving unsolicited communications. Additionally, in the 2005 First Quarter, we recognized $0.5 million in gains related to the disposal of two Products branches and a $4.2 million gain related to an arbitration settlement regarding one of our leases in France.

Comprehensive Loss

Comprehensive loss for the 2006 First Quarter totaled $20.4 million compared with $14.8 million in the 2005 First Quarter. The increase in the loss was primarily attributable to the reduction in income from discontinued operations of $5.9 million as well as the addition of the minimum pension liability of $4.7 million in quarter four of fiscal year 2005.

Centers

While Centers results reflect worldwide bowling centers operations, the results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

	2006 First Quarter	2005 First Quarter
Operating revenue (a)	$95.7	$90.4
Cost of goods sold	9.0	8.3
Bowling center operating expenses	87.4	83.5
Asset impairment	0.1	1.3
Depreciation and amortization	8.6	9.1

Operating loss	$(9.4)	$(11.8)

(a)	Before intersegment eliminations.

To facilitate a meaningful comparison, the constant center results reflect 365 centers (350 U.S. Centers and 15 international centers). Constant centers include all centers that have been in operation one full fiscal year as of July 3, 2005.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2006 First Quarter	2005 First Quarter
Revenue:
Bowling	56.4%	56.6%
Food and beverage	26.5%	26.6%
Ancillary sources	17.1%	16.8%

2006 First Quarter compared with 2005 First Quarter

Centers operating revenue for the 2006 First Quarter increased $5.3 million, or 5.9%, as compared to the 2005 First Quarter. U.S. constant center revenue increased $8.0 million, or 9.7%, primarily the result of an increase in open lineage. Open play revenue reflected growth as a result of increased traffic and better controls surrounding pricing discounts. Partially offsetting this increase is a decline in revenue of $3.0 million attributable to the closure of 21 bowling centers since June 27, 2004. Additionally, international constant center revenue increased $0.3 million, or 7.0%.

Centers operating expenses increased $3.9 million, or 4.7%. This increase was primarily due to increases in U.S. constant center operating expenses of $4.7 million, or 6.6%, primarily the result of a 5.5% increase in payroll expenses. Also contributing to this increase was an increase in utilities, insurance and maintenance expenses. The 2006 First Quarter also includes $0.1 million in casualty losses incurred as a result of Hurricane Katrina. In addition, Centers includes expenses totaling $2.3 million that were previously recorded at Worldwide. Partially offsetting these increases was a decrease in expenses of $3.9 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 91.3% for the 2006 First Quarter and 92.4% for the 2005 First Quarter.

Depreciation and amortization decreased $0.5 million, or 5.5%, primarily attributable to the closure of 21 centers since June 27, 2004.

Operating loss was $9.4 million in the 2006 First Quarter versus operating loss of $11.8 million in the 2005 First Quarter primarily due to the increase in revenue partially offset by the increases in operating expenses as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $0.1 million in the 2006 First Quarter compared with $1.3 million in the 2005 First Quarter.

Products

	2006 First Quarter	2005 First Quarter
Products (a):
Operating revenue	$34.3	$32.6
Cost of goods sold	27.7	25.1

Gross profit	6.6	7.5

Selling, general and administrative expenses	7.2	5.0
Asset impairment	0.3	—
Depreciation and amortization	1.4	1.7

Operating income (loss)	$(2.3)	$0.8

Selected data:
Gross profit margin	19.2%	23.0%

(a)	Before intersegment eliminations.

2006 First Quarter compared with 2005 First Quarter

Products operating revenue increased $1.7 million, or 5.2%, primarily attributable to increased revenue in Europe and Japan of $2.0 million and $0.5 million, respectively. These increases were partially offset by a decrease in revenue in the U.S. of $0.6 million.

Gross profit decreased $0.9 million, or 12.0%. The gross profit margin was 19.2% in the 2006 First Quarter compared with 23.0% in the 2005 First Quarter. In June 2005, Products began selling scoring products sourced from Qubica. The margin on these sales during the 2006 First Quarter was substantially lower than those on AMF scoring products in the past.

Products selling, general and administrative expenses increased $2.2 million, or 44.0%, compared with the prior year quarter. The increase in expenses is primarily attributable to the recognition of $0.7 million in gains on the disposal of two Products branches. In the 2006 First Quarter, Products incurred $0.1 million of expenses that were previously recorded at our United Kingdom bowling center operation. In the 2006 First Quarter, Products also incurred $0.6 million in expenses related to the Joint Venture transaction.

Depreciation and amortization decreased $0.3 million, or 17.6%.

Operating loss was $2.3 million in the 2006 First Quarter, compared with operating income of $0.8 million in the 2005 First Quarter. The decrease in operating income is primarily due to the decrease in gross profit as well as the increase in selling, general and administrative expenses as discussed above. Additionally, Products recorded charges of $0.3 million related to asset impairment in the 2006 First Quarter.

Financial Condition

General

As of October 2, 2005, we had $78.4 million in principal outstanding under our Credit Agreement. No borrowings were outstanding under the Revolver as of the end of the 2006 First Quarter and outstanding standby letters of credit issued under the Revolver totaled $17,326, leaving $22,674 available for additional borrowings or letters of credit.

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

Both the Credit Agreement and our indenture dated February 27, 2004 relating to our Subordinated Notes (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of October 2, 2005.

Liquidity

As of October 2, 2005, working capital was $1.2 million compared with working capital of $28.1 million at July 3, 2005. Excluding assets and liabilities held for sale, working capital was a deficit of $3.4 million at October 2, 2005. This change was primarily attributable to a decrease in cash of $30.7 million as a result of normal seasonal operating trends and higher levels of capital expenditures.

In June 2005, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), that among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit certain business combinations and amended certain of the existing financial covenants. The Second Amendment also permitted the investment in the Joint Venture.

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

Operating Cash Flow

	2006 First Quarter	2005 First Quarter
Cash flows from operating activities:
Before changes in assets and liabilities	$(9.7)	$(0.2)
Working capital	(3.4)	(15.5)
Other changes	0.3	2.7
Discontinued operations	(0.1)	6.0

Total	$(12.9)	$(7.0)

Net cash used in operating activities was $12.9 million in the 2006 First Quarter compared with $7.0 million in the 2005 First Quarter, an increase of $5.9 million. The increase in net cash used in operating activities is primarily the result of an increase in cash used by working capital.

Investing

	2006 First Quarter	2005 First Quarter
Cash flows from investing activities:
Purchases of property and equipment	$(17.5)	$(11.5)
Proceeds from the sale of property and equipment	0.1	1.5

Total	$(17.4)	$(10.0)

Net cash used in investing activities was $17.4 million in the 2006 First Quarter compared with net cash used in investing activities of $10.0 million in the 2005 First Quarter. This change was a result of capital expenditures primarily related to Centers performance improvement initiatives. In the 2005 First Quarter, we received proceeds of $1.5 million related to excess property in the U.S.

Financing

	2006 First Quarter	2005 First Quarter
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(0.2)	$7.3
Payments under capital lease obligations	(0.1)	(0.1)

Total	$(0.3)	$7.2

Net cash used in financing activities was $0.3 million in the 2006 First Quarter compared with net cash provided by financing activities of $7.2 million in the 2005 First Quarter. In the 2006 First Quarter, we made scheduled payments of approximately $0.2 million on the Term Loan. In the 2005 First Quarter, we borrowed $8.0 million on our revolving line of credit and made payments of approximately $0.6 million on the Term Loan.

Capital Resources

The following table shows our debt balances:

	October 2, 2005	July 3, 2005
Term Loan	$78.4	$78.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note and capitalized leases	2.3	2.3

Total debt	$204.6	$204.8

In September 2004, we entered into a First Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our Subordinated Notes for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time. During fiscal year 2005, we repurchased and cancelled $26.1 million of our Subordinated Notes.

In June 2005, we entered into the Second Amendment. The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that would allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit the formation of the Joint Venture, amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirement to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions. The Second Amendment accounted for the loss of cash flow as a result of the divestiture of certain international center operations.

As of the end of the 2006 First Quarter, we had approximately $17.3 million available for borrowing under the Revolver, with no amounts outstanding and approximately $22.7 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of October 2, 2005. There can be no assurance that we will continue to be in compliance with these covenants.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69.9 million. On February 8, 2005, we sold our 42 operating bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom or Australia.

Capital Expenditures

	2006 First Quarter	2005 First Quarter
Centers	$17.2	$10.1
Products	1.0	0.6
Corporate	(0.2)	0.8
Eliminations	(0.5)	—

Total	$17.5	$11.5

Capital expenditures increased $6.0 million in the 2006 First Quarter compared to the 2005 First Quarter primarily due to increased Centers expenditures related to capital improvements to enhance the appearance of our high performance bowling centers as well as our Long Island, NY market of bowling centers. Capital expenditures are primarily funded from cash generated from operations.

During the 2006 First Quarter, Corporate transferred assets to Centers in excess of its purchases. The offset to this transfer is included in the Centers total.

Seasonality and Market Development Cycles

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

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, difficulty in obtaining distribution and support for products, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Since we have sold our bowling center operations in the United Kingdom and Australia, excluding our investment in the Joint Venture, our international operations will be less subject to the risks inherent in operating internationally.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the 2006 First Quarter or the 2005 First Quarter.

Critical Accounting Policies

In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The critical accounting policies disclosed below have been reviewed with the Audit Committee of our parent company. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the board of directors of Kingpin Holdings, LLC. Management will review its selection of critical accounting policies in light of the formation of the Joint Venture.

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

Deferred Tax Assets

Management periodically reviews our gross deferred tax assets to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings. If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of SFAS No.109, “Accounting for Income Taxes”, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical and expected future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of a majority of our deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of our operations, including but not limited to:

•	any statements concerning:

•	the results of operations of our businesses;

•	the results of our initiatives to improve our bowling centers operations and our business of manufacturing and selling bowling equipment;

•	the Joint Venture or its success;

•	the amounts of capital expenditures needed to maintain or improve our bowling centers;

•	our ability to comply with the financial covenants in our financing facilities and generate cash flow to service our indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this report that are not historical facts.

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	the success of our investment in the Joint Venture;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the continued decline in lineage and our difficulty in increasing lineage;

•	the seasonality and effect of unusual weather on bowling center operations;

•	the continued price pressure from the growth of lower cost, lower quality bowling products and readily available, low cost used equipment;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	fluctuations in foreign currency exchange rates;

•	the impact of potential retaliatory duties imposed on our products business by other countries;

•	the effect of our prior bankruptcy;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At October 2, 2005, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate.

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

The following table provides information about our fixed and variable-rate debt at October 2, 2005, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$78.4	6.59%

The fair value of the Term Loan and the Subordinated Notes at October 2, 2005 was approximately $78.4 million and $123.3 million, respectively.

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

In addition, we concluded the settlement in two class actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. Those class settlements have been made final and the cases have been dismissed.

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

ITEM 5. OTHER INFORMATION

Effective February 27, 2004, Frederick R. Hipp, the President and Chief Executive Officer of Worldwide, entered into an Executive Securities Agreement with Kingpin Holdings, LLC, the parent of Worldwide (“Kingpin”). Under the agreement, Mr. Hipp, among other things, was granted 313,145 options to purchase Kingpin common units at an exercise price of $10 per unit and 104,381 options to purchase Kingpin common units at $20 per unit. One-fourth of the options vest on each of the first four anniversary dates of the effective date of the agreement. Any unvested options will become vested immediately prior to any sale of Kingpin or Worldwide.

EXHIBITS

(a)	Exhibits

10.1	Executive Securities Agreement dated as of February 27, 2004 between Kingpin Holdings, LLC and Frederick R. Hipp.

31.1	Certification by the Company’s Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.

(registrant)

/s/ Frederick R. Hipp	November 16, 2005
Frederick R. Hipp
President and Chief Executive Officer
(principal executive and financial officer)