Form 10-Q
period 2006-01-01
AMF BOWLING WORLDWIDE INC
filed 2006-02-14
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of January 1, 2006, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

(In thousands, except share and per share data)	January 1, 2006	July 3, 2005
Assets
Current assets:
Cash and cash equivalents	$34,322	$45,254
Accounts and notes receivable, net of allowance for doubtful accounts of $50 and $2,853, respectively	2,417	23,497
Inventories, net	5,269	25,531
Prepaid expenses and other current assets	10,052	14,293
Assets held for sale (Note 3)	—	5,294

Total current assets	52,060	113,869
Property and equipment, net	235,665	248,526
Investment in equity affiliate	40,257	—
Other assets	23,549	29,230

Total assets	$351,531	$391,625

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8,562	$12,506
Accrued expenses and other liabilities	49,894	71,121
Current portion of long-term debt	1,037	1,073
Liabilities held for sale (Note 3)	—	1,069

Total current liabilities	59,493	85,769
Long-term debt, less current portion	203,112	203,771
Liabilities, subject to resolution	123	143
Other liabilities	4,742	4,742

Total liabilities	267,470	294,425
Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(45,687)	(29,690)
Accumulated other comprehensive loss	(3,968)	(6,826)

Total stockholder’s equity	84,061	97,200

Total liabilities and stockholder’s equity	$351,531	$391,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands)	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
Operating revenue	$127,018	$145,358	$249,761	$260,491
Operating expenses:
Cost of goods sold	15,810	36,438	47,219	62,348
Bowling center operating expenses	87,946	79,857	173,889	163,794
Selling, general and administrative expenses	3,199	15,352	13,606	25,676
Asset impairment	163	—	606	1,303
Depreciation and amortization	9,788	10,538	20,140	21,717

Total operating expenses	116,906	142,185	255,460	274,838

Operating income (loss)	10,112	3,173	(5,699)	(14,347)
Non-operating (income) expenses:
Interest expense	5,557	6,679	11,058	13,181
Interest income	(261)	(306)	(587)	(332)
Other income, net	(870)	(87)	(674)	(4,739)

Total non-operating expenses	4,426	6,286	9,797	8,110

Income (loss) from continuing operations before income taxes	5,686	(3,113)	(15,496)	(22,457)
Provision for income taxes	(74)	1,276	(664)	1,648

Income (loss) from continuing operations	5,760	(4,389)	(14,832)	(24,105)
Discontinued operations (Note 3):
Income from discontinued operations, net of tax	81	129	144	6,905
Gain (loss) on disposal, net of tax	(1,319)	30,247	(1,319)	30,247

Income (loss) from discontinued operations	(1,238)	30,376	(1,175)	37,152
Net income (loss)	$4,522	$25,987	$(16,007)	$13,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	2006 First Six Months	2005 First Six Months
Operating activities:
Net income (loss)	$(16,007)	$13,047
Less: Income (loss) from discontinued operations, net of tax	(1,175)	37,152

Loss from continuing operations	(14,832)	(24,105)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	20,140	21,717
(Gain) loss on the sale of property and equipment, net	(394)	257
Asset impairment	606	1,303
Changes in assets and liabilities:
Accounts and notes receivable, net	(1,019)	2,367
Inventories	(5,269)	(1,916)
Other assets	(434)	2,175
Accounts payable and accrued expenses	1,906	(1,552)
Income taxes payable	(3,620)	(264)
Other long-term liabilities	(602)	1,168

Net cash used in operating activities from continuing operations	(3,518)	1,150

Investing activities:
Capital expenditures	(30,615)	(21,376)
Return of cash from equity affiliate	17,351	—
Sale of property and equipment	7,616	1,548
Sale of subsidiary	—	69,875

Net cash provided by (used in) investing activities from continuing operations	(5,468)	50,047

Financing activities:
Payments of long-term debt	(554)	(47,080)
Payments under capital lease obligations	(141)	(211)

Net cash used in financing activities from continuing operations	(695)	(47,291)

Effect of exchange rates on cash	(604)	(2,123)
Net cash provided by investing activities from discontinued operations	(149)	14,303
Net cash provided by operating activities from discontinued operations	(498)	2,464

Net increase (decrease) in cash	(10,932)	18,550
Cash and cash equivalents at beginning of period	45,254	12,734

Cash and cash equivalents at end of period	$34,322	$31,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1.	BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and hold an interest in a business that manufactures and sells bowling equipment. Beginning October 8, 2005, the Company has two reportable business segments:

•	the operation of bowling centers (“Centers”); and

•	“Holdings”, which consists of our investment in the Joint Venture (defined below) and a service company that provides services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF engaged in two business segments:

•	Centers; and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers operations and operating assets are held in subsidiaries of Worldwide.

AMF is the largest operator of bowling centers in the world with 365 centers in operation as of January 1, 2006, and is comprised of 352 centers in the U.S. and 13 bowling centers operating outside the U.S. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom and on February 8, 2005, we sold our 42 bowling centers in Australia. We no longer have bowling center operations in these countries. The results of Centers in these countries have been reported as discontinued operations for all periods in which they are presented.

AMF was also one of the largest manufacturers of bowling equipment in the world. We conducted our business of manufacturing and selling bowling equipment through our Products subsidiaries until October 7, 2005. Until such date, we reported Products as a segment of our business. On October 7, 2005, we entered into a Joint Venture with Italian-based Qubica, S.p.A. (“Qubica”), in exchange for a 50% equity interest.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented and are included within our former Products segment.

During the first six months of fiscal year 2006 (“2006 First Six Months”), Worldwide served as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for Holdings thereafter.

Joint Venture

On October 7, 2005, we completed the previously announced transactions to form the joint venture with the shareholder of Qubica. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six (6) members split equally between AMF and the shareholder of Qubica.

AMF Bowling Products UK Limited (“UK BPO”), a company organized under the laws of the United Kingdom, was a subsidiary of our Products business and was not contributed to the Joint Venture. UK BPO is now owned by AMF Holdings. It is a company that provides technical services exclusively to the Joint Venture under a services agreement. The Joint Venture provides administrative services, such as accounting and financial services, to UK BPO.

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture or its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture that allows the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements are on an arms-length basis and reflect commercial terms. In addition, the Joint Venture adopted an option plan and intends to award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and the shareholder of Qubica will be equally reduced.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released. (See “Long-Term Debt Note”). In addition, the Joint Venture and certain of its subsidiaries, entered into a credit agreement for a $30.0 million asset based loan. Certain assets of the Joint Venture and certain of its subsidiaries secure the credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We will receive financial information from the Joint Venture on a delayed basis and will therefore record our share of the income or losses of our investment approximately one quarter in arrears. In our next quarterly report, we will report the income or losses of our investment for the period October 8, 2005 to December 31, 2005. This report does not include any results from operations for our investment in the Joint Venture. The Joint Venture has a December 31st year end for financial reporting purposes and reports on a calendar basis.

Merger

On February 27, 2004, we were acquired in a merger transaction (the “Merger”) by a subsidiary of Kingpin Holdings LLC (“Kingpin”), a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”) to effect the Merger. Kingpin Holdings is owned by a fund managed by CHS and other equity investors.

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

Period	Referred to as
Results from October 3, 2005 through January 1, 2006	“2006 Second Quarter”

Results from July 4, 2005 through January 1, 2006	“2006 First Six Months”

Results from September 27, 2004 through December 26, 2004	“2005 Second Quarter”

Results from June 28, 2004 through December 26, 2004	“2005 First Six Months”

NOTE 3.	DISCONTINUED OPERATIONS

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. On September 30, 2004, we sold our bowling center operations in the United Kingdom for gross proceeds of approximately $69,900 and on February 8, 2005, we sold our bowling center operations in Australia for approximately $44,700. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division and the bowling centers in the United Kingdom and Australia are reported separately as discontinued operations for all periods in which they are presented.

The financial results of our discontinued operations were as follows:

	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
Revenue	$2,246	$3,932	$4,830	$6,938

Income from operations, pretax	81	589	144	10,063
Provision (benefit) for income taxes	—	460	—	3,158

Income (loss) from operations, after tax	81	129	144	6,905
Gain (loss) on disposal, pretax	(1,319)	33,642	(1,319)	33,642
Provision for income taxes	—	3,395	—	3,395

Gain on disposal, after tax	(1,319)	30,247	(1,319)	30,247

Income from discontinued operations	$(1,238)	$30,376	$(1,175)	$37,152

The assets and liabilities of the billiards operations are classified as “held-for-sale” as of July 3, 2005 and were as follows:

July 3, 2005
Accounts receivable, net of allowance	$1,638
Inventories, net	3,596
Prepaid and other current assets	60

Assets held for sale	$5,294

Accounts payable	$601
Accrued expenses and other liabilities	468

Liabilities held for sale	$1,069

NOTE 4.	EQUITY BASED COMPENSATION

On February 27, 2004, Kingpin granted 313,145 options to purchase common units of Kingpin, at an exercise price of $10.00 and 104,381 options to purchase common units at an exercise price of $20.00 per common unit, to Frederick R. Hipp, President and Chief Executive Officer of Worldwide. These options vest ratably over a four year period. Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units at an exercise price of $10.00 per common unit, to twenty two (22) senior managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. Due to turn over of management, as of February 1, 2006, there are 86,000 options, held by 18 senior managers, which remain outstanding out of this grant. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide.

On October 17, 2005, Kingpin granted 75,000 options to purchase common units at an exercise price of $10.89 per common unit, to eight (8) senior managers of Worldwide and 15,388 options to purchase common units at an exercise price of $10.89 per common unit, to two Board members of Kingpin under the Option Plan. One-third of the options vest on October 17 of each year beginning October 17, 2006. The options are subject to customary terms and conditions.

On December 31, 2005, under the Option Plan, Kingpin granted 20,000 options to purchase common units at an exercise price of $10.89 per common unit, to William A. McDonnell, the Vice President and Chief Financial Officer of Worldwide. One-third of the options vest on December 5 of each year beginning December 5, 2006. The options are subject to customary terms and conditions.

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

	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
Net income (loss), as reported	$4,522	$25,987	$(16,007)	$13,047
Stock-based employee compensation under APB 25	—	—	—	—
Pro forma stock-based employee compensation expense under SFAS No. 123	43	27	70	54

Net income (loss), pro forma	$4,479	$25,960	$(16,077)	$12,993

The fair value of each unit option grant was estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net loss disclosures were computed by amortizing the estimated fair value of the grants over the respective vesting periods.

NOTE 5.	COMPREHENSIVE INCOME

Comprehensive income (loss) was $2,518 for the 2006 Second Quarter, $(17,891) for the 2006 First Six Months, $27,244 for the 2005 Second Quarter and $12,484 for the 2005 First Six Months. Accumulated other comprehensive loss of $3,968 at January 1, 2006 and $6,826 at July 3, 2005 is included in stockholder’s equity and consists of the foreign currency translation adjustment and minimum pension liability.

NOTE 6.	INVENTORIES, NET

Inventories, net consisted of:

	January 1, 2006	July 3, 2005
Products, at FIFO (b):
Raw materials	$—	$3,509
Work in process (a)	—	112
Finished goods and spare parts	—	16,410
Centers, at average cost:
Merchandise and spare parts	5,269	5,500

Total inventories	$5,269	$25,531

(a)	Work in process also includes certain inventory shipments in-transit to customers.

(b)	See Footnote 1.

NOTE 7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

	January 1, 2006	July 3, 2005
Land	$26,293	$28,582
Buildings and improvements	109,437	111,493
Equipment, furniture and fixtures	149,049	155,934
Other	16,836	7,825

	301,615	303,834
Less accumulated depreciation	(65,950)	(55,308)

Property and equipment, net	$235,665	$248,526

Depreciation expense related to property and equipment was $9,697 in the 2006 First Quarter, $19,889 in the 2006 First Six Months, $10,370 in the 2005 Second Quarter and $21,385 in the 2005 First Six Months.

NOTE 8.	SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	2006 First Six Months	2005 First Six Months
Cash paid during the period for:
Interest	$8,762	$11,182
Income taxes	2,724	1,956

The assets and liabilities of Products contributed to the Joint Venture included total current assets of $55,200, total property and equipment, net of $22,035, total other assets of $3,128, and total liabilities of $40,651.

NOTE 9.	LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the debt Worldwide had in place prior to the Merger was paid in full and replaced by the long term indebtness described below.

Long-Term Debt Summary

Our long-term debt consisted of:

	January 1, 2006	July 3, 2005
Term Loan	$78,010	$78,564
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	2,224	2,365

Total debt	204,149	204,844
Current maturities	(1,037)	(1,073)

Total long-term debt	$203,112	$203,771

Credit Agreements

In September 2004, we entered into a First Amendment to Credit Agreement (“First Amendment”). The First Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The First Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our Subordinated Notes for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time. During fiscal year 2005, we repurchased and cancelled $26,100 million of our Subordinated Notes.

At the end of the 2006 First Six Months, we owed $78,010 in term loans (the “Term Loan”) in conjunction with the Credit Agreement which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”). In June 2005, we entered into a Second Amendment to Credit Agreement (“Second Amendment”). The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to an additional $20,000 of letters of credit, and amended certain definitions and covenants to permit the formation of the Joint Venture. It also amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirements to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions. The Second Amendment accounted for the loss of cash flow as a result of the divestiture of certain international center operations.

No borrowings were outstanding under the Revolver as of the end of the 2006 First Six Months and outstanding standby letters of credit issued under the Revolver totaled $17,326, leaving $22,674 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $20,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,231 due on August 27, 2009. Current scheduled quarterly principal payments are $199 and are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. Since the transactions to form the Joint Venture have been completed, AMF Products is no longer a guarantor of our obligations under our Credit Agreement and our Subordinated Notes and liens against assets of AMF Products that secured its guarantee have been released. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of one of our first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, we issued the $150,000 Subordinated Notes (the “Subordinated Notes”) with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture), we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to our parent or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture) from the sale of International Operations (as defined in the Indenture). During fiscal year 2005, we repurchased and cancelled $26,100 of Subordinated Notes.

Dividends

Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend or distribution is prohibited if the announcement or paying of the dividend or distribution results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend or distribution, the Indenture also requires us to first make an offer to purchase to the holders of our Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased.

NOTE 10.	LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution remaining from our 2002 Chapter 11 proceeding were $123 and $143 at January 1, 2006 and July 3, 2005, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

The following table shows our asset sales for the reported periods:

	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
U.S. Centers – Asset Sales
Proceeds	$889	$3	$1,817	$1,548
Gain (loss), net	(59)	3	295	502
International Centers – Asset Sales
Proceeds	1,998	—	1,998	—
Gain (loss), net	171	—	171	—

Centers net losses from asset sales are included in bowling center operating expenses on the Condensed Consolidated Statements of Operations.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

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

In July 2005, the Western Australian Commissioner of State Revenue, (the “Commission”) assessed Worldwide approximately $314 for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of a defined set of assets. We paid the assessment under protest and filed an objection. The objection is being reviewed by the Commission. If the assessment is not reversed, management will consider an appeal of the assessment. The Australian state of South Australia has informed us that its land-rich law is applicable to the Merger. At its request, we have filed under protest the required form upon which an assessment would be based. An assessment, if issued, could be up to $250, excluding penalties and interest. We anticipate that such an assessment is highly likely and have recorded the corresponding liability. The Australian state of New South Wales also made inquiries about the applicability of their land-rich laws but has not made assessments.

NOTE 12.	BUSINESS SEGMENTS

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Beginning October 8, 2005, the Company has two business segments: Centers (the operation of bowling centers) and Holdings (the manufacture and sale of bowling and related products through our investment in the Joint Venture). In prior periods, the Company reported Products as a segment. All segment information for prior periods have not been recast to conform to the new segment structure. Information concerning these operations from continuing operations is presented below:

	2006 Second Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$116.7	$—	$10.9	$257.4	$9.3	$12.6
International	4.6	—	1.0	13.2	0.2	0.3

Subtotal	121.3	—	11.9	270.6	9.5	12.9

Products	5.0	0.4	0.4	—	0.3	0.1

Holdings	0.7	—	0.3	59.5	—	(0.2)

Corporate	—	—	(2.7)	15.9	0.3	0.2
Eliminations	—	(0.4)	0.2	5.5	(0.3)	(0.1)

Total	$127.0	$—	$10.1	$351.5	$9.8	$12.9

	2005 Second Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$112.5	$—	$13.0	$252.1	$8.1	$8.5
International	4.7	—	(0.5)	67.7	0.3	0.2

Subtotal	117.2	—	12.5	319.8	8.4	8.7

Products:
U.S.	11.3	5.3	0.7	78.2	1.6	0.7
International	16.9	1.1	—	27.1	0.1	0.1

Subtotal	28.2	6.4	0.7	105.3	1.7	0.8

Corporate	—	—	(10.0)	32.2	0.5	0.4
Eliminations	—	(6.4)	—	7.5	(0.1)	—

Total	$145.4	$—	$3.2	$464.8	$10.5	$9.9

	2006 First Six Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$207.7	$—	$1.0	$257.4	$17.7	$29.7
International	9.3	—	1.5	13.2	0.4	0.4

Subtotal	217.0	—	2.5	270.6	18.1	30.1

Products	32.1	7.7	(1.7)	—	1.6	1.1

Holdings	0.7	—	0.1	59.5	—	—

Corporate	—	—	(6.3)	15.9	0.7	—
Eliminations	—	(7.7)	(0.3)	5.5	(0.3)	(0.6)

Total	$249.8	$—	$(5.7)	$351.5	$20.1	$30.6

	2005 Six Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$198.0	$—	$2.5	$252.1	$16.9	$18.6
International	9.6	—	(1.8)	67.7	0.6	0.2

Subtotal	207.6	—	0.7	319.8	17.5	18.8

Products:
U.S.	26.1	12.2	(1.4)	78.2	3.2	1.3
International	26.8	2.1	2.1	27.1	0.2	0.1

Subtotal	52.9	14.3	0.7	105.3	3.4	1.4

Corporate	—	—	(15.7)	32.2	0.9	1.2
Eliminations	—	(14.3)	—	7.5	(0.1)	—

Total	$260.5	$—	$(14.3)	$464.8	$21.7	$21.4

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of January 1, 2005 and July 3, 2005, condensed consolidating statements of operations for the 2006 Second Quarter, 2005 Second Quarter, 2006 First Six Months and 2005 First Six Months and the condensed consolidating statements of cash flows for the 2006 First Six Months and 2005 First Six Months. The elimination entries presented are necessary to combine the entities. Information presented below for periods in which Products was included as a Guarantor Subsidiary has been recast to present Products as a Non-Guarantor Subsidiary.

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	January 1, 2006
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$28,641	$4,658	$1,023	$—	$34,322
Accounts and notes receivable, net	8	2,256	153	—	2,417
Accounts and notes receivable - intercompany	14,711	105,569	1,816	(122,096)	—
Inventories, net	—	4,922	347	—	5,269
Prepaid expenses and other current assets	(7,939)	17,218	691	82	10,052

Total current assets	35,421	134,623	4,030	(122,014)	52,060
Property and equipment, net	9,665	221,995	4,324	(319)	235,665
Investment in subsidiaries	383,212	—	—	(383,212)	—
Investment in equity affiliate	—	40,257	—	—	40,257
Other assets	13,027	88,186	(1,272)	(76,392)	23,549

Total assets	$441,325	$485,061	$7,082	$(581,937)	$351,531

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$25	$7,934	$603	$—	$8,562
Accrued expenses and other liabilities	8,351	40,473	1,046	24	49,894
Current portion of long-term debt	796	241	—	—	1,037
Accounts and notes payable - intercompany	125,069	(8,958)	6,004	(122,115)	—

Total current liabilities	134,241	39,690	7,653	(122,091)	59,493
Long-term debt, less current portion	201,129	1,983	—	—	203,112
Liabilities, subject to resolution	—	123	—	—	123
Other long-term liabilities	21,571	54,572	4,909	(76,310)	4,742

Total liabilities	356,941	96,368	12,562	(198,401)	267,470
Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	403,308	10,003	(413,311)	133,716
Accumulated deficit	(45,364)	(23,870)	(2,294)	25,841	(45,687)
Accumulated other comprehensive income (loss)	(3,968)	9,255	(13,189)	3,934	(3,968)

Total stockholder’s equity	84,384	388,693	(5,480)	(383,536)	84,061

Total liabilities and stockholder’s equity	$441,325	$485,061	$7,082	$(581,937)	$351,531

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	July 3, 2005
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$39,537	$2,868	$2,849	$—	$45,254
Accounts and notes receivable, net	—	(615)	24,112	—	23,497
Accounts and notes receivable - intercompany	21,901	119,720	22,801	(164,422)	—
Inventories, net	—	1,325	27,137	(2,931)	25,531
Prepaid expenses and other current assets	(7,452)	13,296	8,449	—	14,293
Assets held for sale	—	5,294	—	—	5,294

Total current assets	53,986	141,888	85,348	(167,353)	113,869
Property and equipment, net	7,748	207,463	30,943	2,372	248,526
Investment in subsidiaries	396,724	—	—	(396,724)	—
Other assets	15,092	56,812	33,625	(76,299)	29,230

Total assets	$473,550	$406,163	$149,916	$(638,004)	$391,625

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$46	$5,650	$6,810	$—	$12,506
Accrued expenses and other liabilities	12,468	41,810	16,843	—	71,121
Current portion of long-term debt	796	277	—	—	1,073
Accounts and notes payable - intercompany	139,229	1,498	23,695	(164,422)	—
Liabilities held for sale	—	1,069	—	—	1,069

Total current liabilities	152,539	50,304	47,348	(164,422)	85,769
Long-term debt, less current portion	201,683	2,088	—	—	203,771
Liabilities, subject to resolution	—	143	—	—	143
Other long-term liabilities	21,569	35,378	24,094	(76,299)	4,742

Total liabilities	375,791	87,913	71,442	(240,721)	294,425
Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	318,173	305,688	(623,861)	133,716
Accumulated (deficit) earnings	(29,131)	(8,165)	(210,559)	218,165	(29,690)
Accumulated other comprehensive income (loss)	(6,826)	8,242	(16,655)	8,413	(6,826)

Total stockholder’s equity	97,759	318,250	78,474	(397,283)	97,200

Total liabilities and stockholder’s equity	$473,550	$406,163	$149,916	$(638,004)	$391,625

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Second Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$118,746	$13,112	$(4,840)	$127,018
Operating expenses:
Cost of goods sold	—	11,273	7,667	(3,130)	15,810
Bowling center operating expenses	—	86,500	2,901	(1,455)	87,946
Selling, general and administrative expenses	2,010	(468)	1,657	—	3,199
Asset Impairment	—	163	—	—	163
Depreciation and amortization	271	9,351	441	(275)	9,788

Total operating expenses	2,281	106,819	12,666	(4,860)	116,906

Operating income (loss)	(2,281)	11,927	446	20	10,112
Non-operating (income) expenses:
Interest expense	5,509	48	6	(6)	5,557
Interest income	(190)	(56)	(21)	6	(261)
Other (income) expense	(6,082)	5,890	(678)	—	(870)

Total non-operating (income) expenses	(763)	5,882	(693)	—	4,426

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(1,518)	6,045	1,139	20	5,686
Provision (benefit) for income taxes	58	(48)	(84)	—	(74)

Income (loss) from continuing operations	(1,576)	6,093	1,223	20	5,760
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	81	—	—	81
Gain (loss) on disposal, net of tax		(1,319)	—	—	(1,319)

Income (loss) from discontinued operations	—	(1,238)	—	—	(1,238)
Equity in income (loss) of subsidiaries	6,098	—	—	(6,098)	—

Net income (loss)	$4,522	$4,855	$1,223	$(6,078)	$4,522

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 Second Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$114,668	$33,908	$(3,218)	$145,358
Operating expenses:
Cost of goods sold	—	12,318	27,587	(3,467)	36,438
Bowling center operating expenses	—	77,146	2,791	(80)	79,857
Selling, general and administrative expenses	9,532	3,834	1,986	—	15,352
Depreciation and amortization	499	8,309	1,735	(5)	10,538

Total operating expenses	10,031	101,607	34,099	(3,552)	142,185

Operating income (loss)	(10,031)	13,061	(191)	334	3,173
Non-operating (income) expenses:
Interest expense	6,641	39	(1)	—	6,679
Interest income	(265)	(14)	(27)	—	(306)
Other (income) expense	(6,241)	6,894	(740)	—	(87)

Total non-operating (income) expenses	135	6,919	(768)	—	6,286

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(10,166)	6,142	577	334	(3,113)
Provision (benefit) for income taxes	219	611	446	—	1,276

Income (loss) from continuing operations	(10,385)	5,531	131	334	(4,389)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	370	(241)	—	129
Gain on disposal, net of tax	30,247	—	—	—	30,247

Income (loss) from discontinued operations	30,247	370	(241)	—	30,376
Equity in income (loss) of subsidiaries	6,125	—	—	(6,125)	—

Net income (loss)	$25,987	$5,901	$(110)	$(5,791)	$25,987

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$209,625	$47,858	$(7,722)	$249,761
Operating expenses:
Cost of goods sold	—	19,883	32,927	(5,591)	47,219
Bowling center operating expenses	—	169,888	5,532	(1,531)	173,889
Selling, general and administrative expenses	5,218	2	8,386	—	13,606
Asset impairment	—	259	347	—	606
Depreciation and amortization	692	17,797	1,935	(284)	20,140

Total operating expenses	5,910	207,829	49,127	(7,406)	255,460

Operating income (loss)	(5,910)	1,796	(1,269)	(316)	(5,699)
Non-operating (income) expenses:
Interest expense	10,960	98	238	(238)	11,058
Interest income	(644)	(148)	(33)	238	(587)
Other (income) expense	(10,902)	10,503	(275)	—	(674)

Total non-operating (income) expenses	(586)	10,453	(70)	—	9,797

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(5,324)	(8,657)	(1,199)	(316)	(15,496)
Provision (benefit) for income taxes	71	(875)	140	—	(664)

Income (loss) from continuing operations	(5,395)	(7,782)	(1,339)	(316)	(14,832)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	144	—	—	144
Gain (loss) on disposal, net of tax	—	(1,319)	—	—	(1,319)

Income (loss) from discontinued operations, Net of tax	—	(1,175)	—	—	(1,175)
Equity in income (loss) of subsidiaries	(10,612)	—	—	10,612	—

Net income (loss)	$(16,007)	$(8,957)	$(1,339)	$10,296	$(16,007)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$197,797	$69,637	$(6,943)	$260,491
Operating expenses:
Cost of goods sold	—	18,094	51,236	(6,982)	62,348
Bowling center operating expenses	—	156,808	7,276	(290)	163,794
Selling, general and administrative expenses	14,850	2,824	8,002	—	25,676
Asset impairment	—	1,303	—	—	1,303
Depreciation and amortization	929	17,238	3,564	(14)	21,717

Total operating expenses	15,779	196,267	70,078	(7,286)	274,838

Operating income (loss)	(15,779)	1,530	(441)	343	(14,347)
Non-operating (income) expenses:
Interest expense	13,070	111	—	—	13,181
Interest income	(265)	(18)	(49)	—	(332)
Other (income) expense	(13,722)	11,989	(3,006)	—	(4,739)

Total non-operating (income) expenses	(917)	12,082	(3,055)	—	8,110

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(14,862)	(10,552)	2,614	343	(22,457)
Provision (benefit) for income taxes	341	(244)	1,551	—	1,648

Income (loss) from continuing operations	(15,203)	(10,308)	1,063	343	(24,105)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	6,905	—	—	6,905
Gain on disposal, net of tax	30,247	—	—	—	30,247

Income (loss) from discontinued operations	30,247	6,905	—	—	37,152
Equity in income (loss) of subsidiaries	(1,997)	—	—	1,997	—

Net income (loss)	$13,047	$(3,403)	$1,063	$2,340	$13,047

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2006 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(27,881)	$23,503	$856	$4	$(3,518)
Cash flows from investing activities:
Capital expenditures	8	(29,697)	(1,526)	600	(30,615)
Return of cash from equity affiliate	17,531	—	—	—	17,531
Proceeds from the sale of:
Property and equipment	—	7,595	21	—	7,616

Net cash provided by (used in) investing activities from continuing operations	17,539	(22,102)	(1,505)	600	(5,468)

Cash flows from financing activities:
Repayments under long-term debt	(554)	—	—	—	(554)
Repayment under capital lease obligations	—	(141)	—	—	(141)

Net cash used in financing activities from continuing operations	(554)	(141)	—	—	(695)

Effect of exchange rates on cash	—	—	—	(604)	(604)
Net cash provided by investing activities from discontinued operations	—	(149)	—	—	(149)
Net cash provide by operating activities from discontinued operations	—	(498)	—	—	(498)

Net increase (decrease) in cash	(10,896)	613	(649)	—	(10,932)
Cash at beginning of period	39,537	4,045	1,672	—	45,254

Cash at end of period	$28,641	$4,658	$1,023	$—	$34,322

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2005 First Six Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(669)	$(1,482)	$1,178	$2,123	$1,150
Cash flows from investing activities:
Capital expenditures	(1,207)	(18,555)	(1,614)	—	(21,376)
Proceeds from the sale of:
Property and equipment	—	1,548	—	—	1,548
Sale of subsidiary	69,875	—	—	—	69,875

Net cash provided by (used in) investing activities from continuing operations	68,668	(17,007)	(1,614)	—	50,047

Cash flows from financing activities:
Repayments under long-term debt	(47,080)	—	—	—	(47,080)
Repayment under capital lease obligations	—	(148)	(63)	—	(211)

Net cash used in financing activities from continuing operations	(47,080)	(148)	(63)	—	(47,291)

Effect of exchange rates on cash	—	—	—	(2,123)	(2,123)
Net cash provided by investing activities from discontinued operations	—	15,025	(722)	—	14,303
Net cash provided by operating activities from discontinued operations	—	2,389	75	—	2,464

Net increase (decrease) in cash	20,919	(1,223)	(1,146)	—	18,550
Cash at beginning of period	3,379	4,905	4,450	—	12,734

Cash at end of period	$24,298	$3,682	$3,304	$—	$31,284

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents

This MD&A includes the following:

•	Introduction

•	Joint Venture

•	Fiscal Year

•	Consolidated Results

•	2006 Second Quarter compared with 2005 Second Quarter

•	2006 First Six Months compared with 2005 First Six Months

•	Financial Condition

•	Liquidity

•	Capital Resources

•	Asset Sales

•	Capital Expenditures

•	Seasonality

•	International Operations

•	Impact of Inflation

•	Critical Accounting Policies

•	Disclosures Regarding Forward-Looking Statements

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and hold an interest in a business that manufactures and sells bowling equipment. Beginning October 8, 2005, the Company has two reportable business segments:

•	the operation of bowling centers (“Centers”); and

•	“Holdings”, which consists of our investment in the Joint Venture (defined below) and a service company that provides services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF engaged in two business segments:

•	Centers; and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) discuss the results of Centers, Holdings and Products separately.

The MD&A discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain totals may be affected by rounding. Unless the context otherwise indicates, dollar amounts in this MD&A are in millions.

AMF is the largest operator of bowling centers in the world with 365 centers in operation as of January 1, 2006, and is comprised of 352 centers in the U.S. and 13 bowling centers operating outside the U.S. On September 30, 2004, we sold our 33 bowling centers in the United Kingdom and on February 8, 2005, we sold our 42 bowling centers in Australia. We no longer have bowling center operations in these countries. The results of Centers in these countries have been reported as discontinued operations for all periods in which they are presented.

AMF was also one of the largest manufacturers of bowling equipment in the world. We conducted our business of manufacturing and selling bowling equipment through our Products subsidiaries until October 7, 2005. Until such date, we reported Products as a segment of our business. On October 7, 2005, we entered into a Joint Venture, with Italian-based Qubica, S.p.A. (“Qubica”), in exchange for a 50% equity interest.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented and are included within our former Products segment.

During the 2006 First Six Months, Worldwide served as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for Holdings thereafter.

Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide.

Joint Venture

On October 7, 2005, we completed the previously announced transactions to form the joint venture with the shareholder of Qubica. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six (6) members split equally between AMF and the shareholder of Qubica.

AMF Bowling Products UK Limited (“UK BPO”), a company organized under the laws of the United Kingdom, was a subsidiary of our Products business and was not contributed to the Joint Venture. UK BPO is now owned by AMF Holdings. It is a company that provides technical services exclusively to the Joint Venture under a services agreement. The Joint Venture provides administrative services, such as accounting and financial services, to UK BPO.

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture or its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture that allows the Joint Venture to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements are on an arms-length basis and reflect commercial terms. In addition, the Joint Venture adopted an option plan and intends to award certain managers of the Joint Venture options to purchase interests in the Joint Venture. Upon exercise of any options, the ownership percentage of AMF Holdings and the shareholder of Qubica will be equally reduced.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released. (See “Long-Term Debt Note”). In addition, the Joint Venture and certain of its subsidiaries, entered into a credit agreement for a $30.0 million asset based loan. Certain assets of the Joint Venture and certain of its subsidiaries secure the credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement (“JV Credit Agreement”). Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We will receive financial information from the Joint Venture on a delayed basis and will therefore record our share of the income or losses of our investment approximately one quarter in arrears. In our next quarterly report, we will report the income or losses of our investment for the period October 8, 2005 to December 31, 2005. This report does not include any results from operations for our investment in the Joint Venture. The Joint Venture has a December 31st year end for financial reporting purposes and reports on a calendar basis.

Merger

On February 27, 2004, we were acquired in a merger transaction (the “Merger”) by a subsidiary of Kingpin Holdings LLC (“Kingpin”), a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”) to effect the Merger. Kingpin Holdings is owned by a fund managed by CHS and other equity investors.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2006 has 52 weeks, and fiscal year 2005 had 53 weeks, with the extra week being reported in the fourth quarter.

Consolidated Results

The results of operations of the consolidated group of companies and Centers are discussed below. The business segments results are presented before intersegment eliminations since we believe this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Period	Referred to as
Results from October 3, 2005 through January 1, 2006	“2006 Second Quarter”

Results from July 4, 2005 through January 1, 2006	“2006 First Six Months”

Results from September 27, 2004 through December 26, 2004	“2005 Second Quarter”

Results from June 28, 2004 through December 26, 2004	“2005 First Six Months”

Results from July 4, 2005 through October 2, 2005	“2006 First Quarter”

Results from June 28, 2004 through September 26, 2004	“2005 First Quarter”

Consolidated Results

(In millions)	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
Operating revenue	$127.0	$145.4	$249.8	$260.5
Operating expenses:
Cost of goods sold	15.8	36.4	47.2	62.4
Bowling center operating expenses	87.9	79.9	173.9	163.8
Selling, general and administrative expenses	3.2	15.4	13.6	25.7
Asset impairment	0.2	—	0.6	1.3
Depreciation and amortization	9.8	10.5	20.2	21.7

Operating income (loss)	10.1	3.2	(5.7)	(14.4)
Interest expense, net	5.3	6.4	10.5	12.8
Other income, net	(0.9)	(0.1)	(0.7)	(4.7)

Income (loss) from continuing operations before income taxes	5.7	(3.1)	(15.5)	(22.5)
Provision for income taxes	(0.1)	1.3	(0.7)	1.6

Income (loss) from continuing operations	5.8	(4.4)	(14.8)	(24.1)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	0.1	0.1	0.1	6.9
Gain on disposal, net of tax	(1.3)	30.3	(1.3)	30.2

Income from discontinued operations	(1.2)	30.4	(1.2)	37.1
Net income (loss)	$4.6	$26.0	$(16.0)	$13.0

Revenue

Consolidated operating revenue was $127.0 million in the 2006 Second Quarter, a decrease of $18.4 million, or 12.7%, compared with the 2005 Second Quarter. A decrease of $22.4 million is primarily related to Products no longer being fully consolidated during most of the 2006 Second Quarter offset by an increase of $4.0 million increase in Centers revenue.

Consolidated revenue was $249.8 million in the 2006 First Six Months, a decrease of $10.7 million, or 4.1%, compared with the 2005 First Six Months. A decrease of $22.4 million is primarily related to Products no longer being fully consolidated during most of the 2006 Second Quarter, offset by a $1.7 million increase in Products first quarter revenues. Additionally, Centers revenue increased $9.4 million during the 2006 First Six Months compared to 2005 First Six Months.

Cost of Goods Sold and Selling, General and Administrative Expenses

Cost of goods sold and selling, general and administrative expenses decreased $20.6 million, and $12.2 million, in the 2006 Second Quarter and $15.2 million and $12.1 million in the 2006 First Six Months, respectively. The decreases were primarily related to Products no longer being fully consolidated during most of the 2006 Second Quarter.

Asset Impairment

We recorded $0.2 million and $0.6 million for the 2006 Second Quarter and the 2006 First Six Months, respectively, related to asset impairment charges. These charges represent the difference between the fair market value and carrying value of impaired assets in the U.S primarily related to Products and the impact of the Joint Venture transactions. In the 2005 First Six Months, we recorded $1.3 million related to asset impairment charges related to underperforming bowling centers.

Depreciation and Amortization

Depreciation and amortization decreased $0.7 million, or 6.7% in the 2006 Second Quarter and $1.5 million or 6.9% in the 2006 First Six Months when compared to prior periods. A decrease of $1.8 million is primarily related to Products no longer being fully consolidated during most of the 2006 Second Quarter offset by an increase of $1.1 million for Centers.

Interest Expense, net

Interest expense, net decreased $1.1 million, or 17.2%, in the 2006 Second Quarter and $2.3 million, or 18.0% for the First Six Months compared with the prior period, primarily the result of lower principal amounts outstanding under both our Credit Agreement and Subordinated Notes, offset slightly by increasing interest rates.

Provision for Income Taxes

Total income tax expense decreased to a $0.1 million benefit in the 2006 Second Quarter from $5.1 million expense in the 2005 Second Quarter, including tax expense on discontinued operations. The results in 2006 Second Quarter do not include divested bowling center operations in Australia and the United Kingdom. Income tax expense for 2005 Second Quarter was primarily attributable to the gain on the sale of our bowling center operations in the United Kingdom.

Total income tax expense decreased to a $0.7 million benefit in the 2006 First Six Months from $8.2 million expense in the 2005 First Six Months. The tax benefit recorded for the 2006 First Six Months includes federal, state, and foreign taxes, including tax benefit on discontinued operations. The tax expense for the 2005 First Six Months was primarily due to the gain on the sale of our bowling center operations in the United Kingdom and the taxation of individual subsidiaries by separate foreign jurisdictions. Various foreign subsidiaries and branches recorded a combined tax expense of $0.3 million as compared to an expense of $5.2 million for the 2005 First Six Months based on various foreign tax rates. This decrease is due in part to the sale of the Australia and United Kingdom operations during fiscal year ended July 3, 2005 and the tax expense recognized on the gain of the sale of our bowling center operations in the United Kingdom. AMF Bowling Centers, Inc, a wholly-owned indirect subsidiary of Worldwide, recorded a state tax benefit of $1.0 million for the 2006 First Six Months compared with a benefit of $0.4 million for the 2005 First Six Months.

Net Income (Loss)

Net income for the 2006 Second Quarter totaled $3.9 million compared with net income of $26.0 million in the 2005 Second Quarter. This change was primarily attributable to the changes discussed above as well as the recognition of a loss on the sale of Billiards of $1.3 during the 2006 Second Quarter compared with a gain on the sale of the centers in the United Kingdom of $30.4 during 2005 Second Quarter as reported in discontinued operations. Additionally, 2005 Second Quarter included a charge of $0.9 million related to actions alleging violations of federal legislation involving unsolicited communications.

Net loss for the 2006 First Six Months totaled $16.7 million compared with a net income of $13.0 million in the 2005 First Six Months. This change was primarily attributable to the changes discussed above as well as expenses related to strategic initiatives of $1.4 million during the 2006 First Six Months compared to $5.2 in the 2005 First Six Months. Additionally, in the 2005 First Six Months, we recognized $0.5 million in gains related to the disposal of two Products branches and a $4.2 million gain related to an arbitration settlement regarding one of our leases in France.

Comprehensive Income

Comprehensive loss for the 2006 Second Quarter totaled $20.4 million compared with $14.8 million in the 2005 Second Quarter. The increase in the loss was primarily attributable to the reduction in income from discontinued operations of $5.9 million as well as the addition of the minimum pension liability of $4.7 million in quarter four of fiscal year 2005.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally. The results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

(In millions)	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
Operating revenue	$121.2	$117.2	$217.0	$207.6
Operating expenses:
Cost of goods sold	11.6	11.3	20.6	19.6
Bowling center operating expenses	88.0	84.2	175.4	168.5
Asset impairment	0.2	—	0.3	1.3
Depreciation and amortization	9.5	8.4	18.2	17.5

Operating income	$11.9	$13.3	$2.5	$0.7

To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 362 centers, 349 located in the U.S. and 13 international centers that have been in operation one full fiscal year as of July 3, 2005.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2006 First Six Months	2005 First Six Months
Revenue:
Bowling	57.4%	58.2%
Food and beverage	27.5%	27.4%
Ancillary sources	15.1%	14.5%

2006 Second Quarter compared with 2005 Second Quarter

Centers operating revenue for the 2006 Second Quarter increased $4.0 million, or 3.4%, as compared to the 2005 Second Quarter. U.S. constant center revenue increased $8.2 million, or 7.6%, primarily the result of an increase in open play traffic. Open play revenue reflected growth as a result of increased traffic which also yielded growth in food and beverage revenue. Partially offsetting this increase is a decline in revenue of $3.7 million attributable to the closure of 21 bowling centers since June 27, 2004.

Centers operating expenses increased $3.8 million, or 4.5%. This increase was primarily due to increases in U.S. constant center operating expenses of $4.5 million, or 6.2%, primarily the result of a 6.7% increase in payroll expenses. Also contributing to this increase was an increase in utilities, and supplies expenses. The 2006 Second Quarter also includes $0.3 million in casualty losses incurred as a result of hurricanes. In addition, Centers includes expenses totaling $2.3 million that were previously recorded at Worldwide. Severance totaling $0.2 million was recorded in the 2006 Second Quarter. Partially offsetting these increases was a decrease in expenses of $2.6 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 72.6% for the 2006 Second Quarter and 71.8% for the 2005 Second Quarter.

Depreciation and amortization increased $1.1 million, or 12.9%, attributable to increased capital spending during 2006 First Six Months compared to prior periods and assets transferred from Worldwide to Centers during 2006 First Six Months.

Operating income was $11.9 million in the 2006 Second Quarter versus operating income of $13.3 million in the 2005 Second Quarter primarily due to the increase in revenue offset by the increases in operating expenses as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $0.2 million in the 2006 Second Quarter.

2006 First Six Months compared with 2005 First Six Months

Centers operating revenue for the 2006 First Six Months increased $9.4 million, or 4.5%, as compared to the 2005 First Six Months. U.S. constant center revenue increased $16.1 million, or 8.5%, primarily the result of an increase in open play traffic. Open play revenue reflected growth as a result of increased traffic and better controls surrounding pricing discounts. Partially offsetting this increase is a decline in revenue of $6.2 million attributable to the closure of 21 U.S. bowling centers since June 27, 2004. Additionally, international constant center revenue increased $0.2 million or 2.4%. In addition, the increased traffic and new menus have resulted in increases in food and beverage revenue.

Centers operating expenses increased $6.9 million, or 4.1%. This increase was primarily due to increases in U.S. constant center operating expenses of $8.8 million, or 6.1%, primarily the result of a 6.1% increase in payroll expenses. Also contributing to this increase was an increase in utilities, insurance and supplies expenses. The 2006 First Six Months also includes $0.4 million in casualty losses incurred as a result of hurricanes. In addition, Centers includes expenses totaling $4.6 million that were previously recorded at Worldwide. Partially offsetting these increases was a decrease in expenses of $6.2 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 80.8% for the 2006 First Six Months and 81.2% for the 2005 First Six Months.

Depreciation and amortization increased $0.7 million, or 3.8%, primarily attributable to increased capital spending during 2006 First Six Months.

Operating income was $2.5 million in the 2006 First Six Months versus operating income of $0.7 million in the 2005 First Six Months primarily due to the increase in revenue partially offset by the increases in operating expenses as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $0.3 million in the 2006 First Six Months compared to $1.3 million in the 2005 First Six Months.

Holdings

Beginning October 8, 2005, Holdings consists of our investment in the Joint Venture and UK BPO, a service company that provides services exclusively to the Joint Venture. The operations of UK BPO are not material and are fully consolidated. Our investment in the Joint Venture is accounted for using the equity method of accounting. We will receive financial information from the Joint Venture on a delayed basis and will therefore record our share of the income or losses of our investment approximately one quarter in arrears. The next quarterly report will include the equity income in or loss of our investment for the period of October 8, 2005 to December 31, 2005. Because of the lag in reporting, this report does not include any results from operations for our investment in the Joint Venture in our discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There is no comparable prior period for Holdings.

Products

The results of Products for the 2006 Second Quarter includes the period from October 3, 2005 to October 7, 2005. The segment information for that period is not presented or discussed because it is not material and there is no comparable prior period information available. Presented below are the results from 2006 First Quarter which was the last full quarter that Products was fully consolidated.

(in Millions)	2006 First Quarter	2005 First Quarter
Products (a):
Operating revenue	$34.3	$32.6
Cost of goods sold	27.7	25.1

Gross profit	6.6	7.5
Selling, general and administrative expenses	7.2	5.0
Asset impairment	0.3	—
Depreciation and amortization	1.4	1.7

Operating income (loss)	$(2.3)	$0.8

Selected data:
Gross profit margin	19.2%	23.0%

(a)	Before intersegment eliminations.

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

Financial Condition

General

As of January 1, 2006, we had $78.4 million in principal outstanding under our Credit Agreement. No borrowings were outstanding under the Revolver as of the end of the 2006 First Six Months and outstanding standby letters of credit issued under the Revolver totaled $17.3 million, leaving $22.7 million available for additional borrowings or letters of credit.

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

Both the Credit Agreement and our indenture dated February 27, 2004 relating to our Subordinated Notes (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of January 1, 2006.

Liquidity

As of January 1, 2006, working capital was a deficit of $5.5 million compared with working capital of $28.1 million at July 3, 2005. Excluding assets and liabilities held for sale, working capital was $23.9 million at July 3, 2005. This change was primarily attributable to the removal of Products from our consolidated results.

In June 2005, we entered into the Second Amendment to the Credit Agreement, that among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit certain business combinations and amended certain of the existing financial covenants. The Second Amendment also permitted the investment in the Joint Venture.

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

Operating Cash Flow

	2006 First Six Months	2005 First Six Months
Cash flows from operating activities:
Before changes in assets and liabilities	$4.3	$36.3
Working capital	(8.4)	0.8
Other changes	(0.6)	1.2
Discontinued operations (income ) loss	1.2	(37.1)

Total	$(3.5)	$1.2

Net cash used by operating activities was $3.5 million in the 2006 First Six Months compared with net cash provided in operating activities of $1.2 million in the 2006 First Six Months, a decrease of $4.7 million. The decrease is the result of Products building its inventory during the 2006 First Quarter in anticipation of its traditional selling season. However, after October 7, 2006, Products is no longer consolidated and therefore the sales of those inventories did not contribute to working capital during the 2006 Second Quarter.

Investing

	2006 First Six Months	2005 First Six Months
Cash flows from investing activities:
Purchases of property and equipment	$(30.6)	$(21.4)
Return of cash from equity affiliate	17.5	—
Proceeds from the sale of property and equipment	7.6	1.5
Proceeds from sale of subsidiary	—	69.9

Total	$(5.5)	$50.0

Net cash used by investing activities was $5.5 million in the 2006 First Six Months compared with net cash provided in investing activities of $50.0 million in the 2005 First Six Months. In the 2006 First Six Months, we received $17.4 million return of cash from our equity affiliate. Capital spending has increased $9.2 million over the prior period. In the 2005 First Six Months, we received proceeds of approximately $69.9 million related to the sale of our bowling centers in the United Kingdom and $1.5 million related to the sale of property and equipment.

Financing

	2006 First Six Months	2005 First Six Months
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(0.6)	$(47.1)
Payments under capital lease obligations	(0.1)	(0.2)

Total	$(0.7)	$(47.3)

Net cash used in financing activities was $0.7 million in the 2006 First Six Months compared with $47.3 million in the 2005 First Six Months. In the 2006 First Six Months, we made payments of approximately $0.6 million on the Term Loan compared to $47.1 in the prior period.

Capital Resources

The following table shows our debt balances:

	January 1, 2006	July 3, 2005
Term Loan	$78.0	$78.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note and capitalized leases	2.2	2.3

Total debt	$204.1	$204.8

In September 2004, we entered into a First Amendment to Credit Agreement. The First Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The First Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our Subordinated Notes for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time. During fiscal year 2005, we repurchased and cancelled $26.1 million of our Subordinated Notes.

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

As of the end of the 2006 Second Quarter, we had approximately $22.7 million available for borrowing under the Revolver, with no amounts outstanding and approximately $17.3 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of January 1, 2006. There can be no assurance that we will continue to be in compliance with these covenants.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property. The following table shows our asset sales for the reported periods:

	2006 Second Quarter	2005 Second Quarter	2006 First Six Months	2005 First Six Months
U.S. Centers – Asset Sales
Proceeds	$889	$3	$1,817	$1,548
Gain (loss), net	(59)	3	295	502
International Centers – Asset Sales
Proceeds	1,998	—	1,998	—
Gain (loss), net	171	—	171	—

Centers net losses from asset sales are included in bowling center operating expenses on the Condensed Consolidated Statements of Operations.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented.

Capital Expenditures

	2006 Six Months	2005 Six Months
Centers	$30.1	$18.8
Products	1.1	1.4
Corporate	0.0	1.2
Eliminations	(0.6)	—

Total	$30.6	$21.4

Capital expenditures increased $9.2 million in the 2006 First Six Months compared to the 2005 First Six Months primarily due to increased Centers expenditures related to capital improvements to enhance the appearance of our high performance bowling centers as well as our Long Island, NY market of bowling centers. Capital expenditures are primarily funded from cash generated from operations.

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

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Since we have sold our bowling center operations in the United Kingdom and Australia, excluding our investment in the Joint Venture, our international operations will be less subject to the risks inherent in operating internationally.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during 2006 First Six Months or the 2005 First Six Months.

Critical Accounting Policies

In preparing the consolidated financial statements, Generally Accepted Accounting Principles require management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The critical accounting policies disclosed below have been reviewed with the Audit Committee of our parent company. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the board of directors of Kingpin.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets including our Investment in the Joint Venture when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. As a result, we have closed certain individual center locations. Recoverability of assets that will continue to be used in operations is measured by comparing the carrying amount of the asset to the related total future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

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

Equity Method

Our investment in the Joint Venture is accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the Joint venture. Significant influence is generally deemed to exist where there is an ownership interest in an investee of between 20% and 50%. Other factors such as the degree of ultimate control, representation on the Joint Venture’s board of managers or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our share in the income or losses of our investment approximately one quarter in arrears for the Joint Venture, which has a calendar year end for financial reporting purposes. Any difference between the carrying amount of our investment on our balance sheet and our portion of the underlying equity in the Joint Venture’s net assets will be amortized. All significant intercompany transactions will be eliminated.

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

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	the success of our investment in the Joint Venture;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the continued decline in lineage and our difficulty in increasing lineage;

•	the seasonality and effect of unusual weather on bowling center operations;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	the effect of our prior Chapter 11 filing;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At January 1, 2006, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate. Foreign currency exchange rates also impact the translation of operating results from the international bowling centers.

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

The following table provides information about our fixed and variable-rate debt at January 1, 2006, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%		—
August 27, 2009	—	—	$78.0	6.94%

The fair value of the Term Loan and the Subordinated Notes at January 1, 2006 was approximately $78.0 million and $123.6 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

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

In July 2005, the Western Australian Commissioner of State Revenue, (the “Commission”) assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is being reviewed by the Commission. If the assessment is not reversed, management intends to appeal the assessment. The Australian state of South Australia has told us that its land-rich law is applicable to the Merger. At its request, we have filed the required form upon which an assessment would be based under protest. An assessment, if issued, could be up to $0.3 million, excluding penalties and interest. We anticipate that such an assessment is highly likely and have recorded the corresponding liability. The Australian state of New South Wales also made inquiries about the applicability of their land-rich laws but have not made assessments.

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

We cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional costs. Furthermore, actions by federal, state, local and foreign governments could result in laws or regulations that could increase the cost providing our services, or otherwise adversely affect the demand for our services.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Employment Agreement, dated as of December 5, 2005, between AMF Bowling Worldwide, Inc. and William A. McDonnell (filed herein).*

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

During the second quarter of 2006, the registrant filed the following Current Reports on Form 8-K:

(1)	A report dated December 5, 2005, which included, under Items 1.01 and 5.02, announcing the appointment of William A. McDonnell as Vice President and Chief Financial Officer.

(2)	A report dated December 5, 2005, which included, under Items 8.01 and 9.01, the registrant’s press release announcing the appointment of William A. McDonnell as Vice President and Chief Financial Officer.

(3)	A report dated December 5, 2005, which included, under Items 8.01 and 9.01, the registrant’s press release regarding a new strategic initiative for its U.S. Bowling Center operation.

(4)	A report dated October 7, 2005, which included, under Items 2.01 and 9.01, the registrant’s pro forma financial statements related to the contribution of Products to the Joint Venture.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(registrant)

Date: February 14, 2006

/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer