Form 10-Q
period 2006-04-02
AMF BOWLING WORLDWIDE INC
filed 2006-05-16
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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

As of April 2, 2006, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1. FINANCIAL STATEMENTS

(In thousands, except share data)	April 2, 2006	July 3, 2005
Assets

Current assets:
Cash and cash equivalents	$59,299	$45,254
Accounts and notes receivable, net of allowance for doubtful accounts of $119 and $2,853, respectively	3,956	23,497
Inventories, net	5,173	25,531
Prepaid expenses and other current assets	9,691	14,293
Assets held for sale	—	5,294

Total current assets	78,119	113,869

Property and equipment, net	232,742	248,526
Investment in equity affiliate	33,927	—
Other assets	20,529	29,230

Total assets	$365,317	$391,625

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$8,477	$12,506
Accrued expenses and other liabilities	50,988	71,121
Current portion of long-term debt	967	1,073
Liabilities held for sale	—	1,069

Total current liabilities	60,432	85,769

Long-term debt, less current portion	202,910	203,771
Liabilities, subject to resolution	103	143
Other liabilities	4,742	4,742

Total liabilities	268,187	294,425

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(29,871)	(29,690)
Accumulated other comprehensive loss	(6,715)	(6,826)

Total stockholder’s equity	97,130	97,200

Total liabilities and stockholder’s equity	$365,317	$391,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands)	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
Operating revenue	$147,766	$166,428	$397,527	$426,919

Operating expenses:
Cost of goods sold	14,013	30,720	61,232	93,069
Bowling center operating expenses	88,897	86,115	249,068	242,837
Selling, general and administrative expenses	9,130	15,572	36,454	48,321
Asset impairment	—	6,915	606	8,218
Depreciation and amortization	8,889	9,735	29,029	31,451

Total operating expenses	120,929	149,057	376,389	423,896

Operating income	26,837	17,371	21,138	3,023

Non-operating (income) expenses:
Interest expense	5,718	6,189	16,776	19,370
Interest income	(487)	(478)	(1,074)	(810)
Loss from equity affiliate	3,706	—	3,706	—
Other (income) expense, net	(41)	1,760	(715)	(2,979)

Total non-operating expenses	8,896	7,471	18,693	15,581

Income (loss) from continuing operations before income taxes	17,941	9,900	2,445	(12,558)
Provision for income taxes	2,847	3,997	2,183	5,645

Income (loss) from continuing operations	15,094	5,903	262	(18,203)
Discontinued operations :
Income from discontinued operations, net of tax	50	269	194	7,175
Gain (loss) on disposal, net of tax	682	(2,771)	(637)	27,476

Income (loss) from discontinued operations	732	(2,502)	(443)	34,651

Net income (loss)	$15,826	$3,401	$(181)	$16,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	2006 Nine Months	Revised 2005 Nine Months
Operating activities:
Net income (loss)	$(181)	$16,448
Less: Income (loss) from discontinued operations, net of tax	(443)	34,651

Income (loss) from continuing operations	262	(18,203)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	29,029	31,451
(Gain) loss on the sale of property and equipment, net	(280)	1,109
Asset impairment	606	8,218
Loss from equity affiliate	3,706	—
Changes in assets and liabilities:
Accounts and notes receivable, net	(2,556)	4,514
Inventories	(5,217)	254
Other assets	3,063	2,905
Accounts payable and accrued expenses	2,927	(4,880)
Income taxes payable	(3,484)	1,854
Other long-term liabilities	(670)	2,047

Net cash provided by operating activities from continuing operations	27,386	29,269

Investing activities:
Capital expenditures	(38,260)	(30,089)
Return of cash from equity affiliate	17,531	—
Sale of property and equipment	9,546	2,400
Sale of subsidiary	—	115,803

Net cash provided by (used in) investing activities from continuing operations	(11,183)	88,114

Financing activities:
Payments of long-term debt	(753)	(56,139)
Payments under capital lease obligations	(213)	(791)

Net cash used in financing activities from continuing operations	(966)	(56,930)

Effect of exchange rates on cash	(1,015)	(4,430)
Net cash (used in) provided by operating activities from discontinued operations (See Note 8)	(28)	2,526
Net cash (used in) provided by investing activities from discontinued operations (See Note 8)	(149)	15,036

Net increase in cash and cash equivalents	14,045	73,585
Cash and cash equivalents at beginning of period	45,254	12,734

Cash and cash equivalents at end of period	$59,299	$86,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as otherwise noted)

(unaudited)

NOTE 1. BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and hold an interest in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company had two reportable business segments:

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

AMF is the largest operator of bowling centers in the world with 365 centers in operation as of April 2, 2006, and is comprised of 352 centers in the U.S. and 13 bowling centers operating outside the U.S. Although we have operated our bowling centers under the “AMF” brand for a number of years, we recently remodeled and upgraded four centers that we operate under the “300” brand. We are exploring opportunities to expand the number of “300” centers.

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

During the nine months of fiscal year 2006 (“2006 Nine Months”), Worldwide served as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for Holdings thereafter.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Joint Venture

On October 7, 2005, we completed transactions to form the joint venture with the shareholder of Qubica. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six (6) members split equally between AMF Holdings and the shareholder of Qubica.

AMF Bowling Products UK Limited (“UK BPO”), a company organized under the laws of the United Kingdom, was a subsidiary of our Products business and was not contributed to the Joint Venture. UK BPO is now owned by AMF Holdings. UK BPO provides technical services exclusively to the Joint Venture under a services agreement. The Joint Venture provides administrative services, such as accounting and financial services, to UK BPO.

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture and its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture, AMF Products and Qubica, that allows them to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements are on an arms-length basis and reflect commercial terms. In addition, the Joint Venture adopted an option plan that allows awards of options to purchase interests in the Joint Venture to managers of the Joint Venture. Upon exercise of any options, the ownership percentage of the Joint Venture will be equally reduced between the two shareholders.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released. (See “Long-Term Debt Note”). In addition, the Joint Venture and certain of its subsidiaries, entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and certain of its subsidiaries secure the credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses of our investment approximately one quarter in arrears. For the period October 8, 2005 to December 31, 2005, the Joint Venture reported total assets of $101.8 million, total revenues of $41.3 million, gross profit of $9.9 million, an operating loss of $2.9 million and a net loss of $5.4 million. In this quarter report, we recorded losses from our investment of $3.7 million including amortization of the investment and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment to net income (loss) of the Joint Venture over 5 years. AMF continues to purchase capital equipment and supplies from the Joint Venture, and eliminates its shares of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes.

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

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2006 has 52 weeks, while fiscal year 2005 had 53 weeks, with the extra week being reported in the fourth quarter.

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

Certain amounts in the financial statements and supporting footnotes for prior periods have been reclassified to conform to the current year’s classification.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Period	Referred to as
Results from January 2, 2006 through April 2, 2006	“2006 Third Quarter”

Results from July 4, 2005 through April 2, 2006	“2006 Nine Months”

Results from December 27, 2004 through March 27, 2005	“2005 Third Quarter”

Results from June 28, 2004 through March 27, 2005	“2005 Nine Months”

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 3. DISCONTINUED OPERATIONS

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. On September 30, 2004, we sold our bowling center operations in the United Kingdom for gross proceeds of approximately $69,900 and on February 8, 2005, we sold our bowling center operations in Australia for approximately $44,700. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division and the bowling centers in the United Kingdom and Australia are reported separately as discontinued operations for all periods in which they are presented. The 2006 Third Quarter Income from operations and gain on disposal are related to certain post-closing adjustments from the sale of Billiards. The Company recognized a tax benefit in 2006 Third Quarter on its discontinued operations as a result of finalizing the tax computation for the gain on the disposition of the bowling centers in Australia.

The financial results of our discontinued operations were as follows:

	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
Revenue	$—	$8,766	$4,830	$52,970

Income (loss) from operations, pretax	50	(25)	194	10,039
Provision (benefit) for income taxes	—	(294)	—	2,864

Income from operations, after tax	50	269	194	7,175

Gain (loss) on disposal, pretax	262	1,399	(1,057)	35,041
Provision (benefit) for income taxes	(420)	4,170	(420)	7,565

Gain (loss) on disposal, after tax	682	(2,771)	(637)	27,476

Income (loss) from discontinued operations	$732	$(2,502)	$(443)	$34,651

The assets and liabilities of the billiards operations are classified as “held-for-sale” as of July 3, 2005 and were as follows:

July 3, 2005
Accounts receivable, net of allowance	$1,638
Inventories, net	3,596
Prepaid and other current assets	60

Assets held for sale	$5,294

Accounts payable	$601
Accrued expenses and other liabilities	468

Liabilities held for sale	$1,069

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units at an exercise price of $10.00 per common unit, to twenty two (22) managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. Due to management turn over, as of April 2, 2006, there are 86,000 options, held by eighteen (18) managers, which remain outstanding. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide.

On October 17, 2005, Kingpin granted 75,000 options under the Option Plan to purchase common units at an exercise price of $10.89 per common unit, to eight (8) managers of Worldwide and 15,388 options to purchase common units at an exercise price of $10.89 per common unit, to two Board members of Kingpin. One-third of the options vest on October 17 of each year beginning October 17, 2006. The options are subject to customary terms and conditions.

On December 31, 2005, under the Option Plan, Kingpin granted 20,000 options to purchase common units at an exercise price of $10.89 per common unit to William A. McDonnell, Vice President and Chief Financial Officer of Worldwide. One-third of the options vest on December 5 of each year beginning December 5, 2006. The options are subject to customary terms and conditions.

On February 16, 2006, under the Option Plan, Kingpin granted a total of 5,000 options to purchase common units at an exercise price of $10.00 per common unit and a total of 7,500 options at an exercise price of $10.89, to one (1) manager. The options vest over three years and are subject to customary terms and conditions.

On March 1, 2006, under the Option Plan, Kingpin granted a total of 47,500 options to purchase common units at an exercise price of $10.89 per common unit to four (4) managers. The options vest over three years and are subject to customary terms and conditions.

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

	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
Net income (loss), as reported	$15,826	$3,401	$(181)	$16,448

Stock-based employee compensation under APB 25	—	—	—	—
Pro forma stock-based employee compensation expense under SFAS No. 123	63	40	156	108

Net income (loss), pro forma	$15,763	$3,361	$(337)	$16,340

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

The fair value of each unit option grant was estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income (loss) disclosures were computed by amortizing the estimated fair value of the grants over the respective vesting periods.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income (loss) was $16,127 for the 2006 Third Quarter, $(70) for the 2006 Nine Months, $4,558 for the 2005 Third Quarter and $17,042 for the 2005 Nine Months. Accumulated other comprehensive loss of $6,715 at April 2, 2006 and $6,826 at July 3, 2005 is included in stockholder’s equity and consists of the foreign currency translation adjustment and minimum pension liability.

NOTE 6. INVENTORIES, NET

Inventories, net consisted of:

	April 2, 2006	July 3, 2005
Products, at FIFO (a):
Raw materials	$—	$3,509
Work in process (b)	—	112
Finished goods and spare parts	—	16,410
Centers, at average cost:
Merchandise and spare parts	5,173	5,500

Total inventories	$5,173	$25,531

(a)	See Footnote 1 regarding the Joint Venture.
(b)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

	April 2, 2006	July 3, 2005
Land	$25,291	$28,582
Buildings and improvements	116,430	111,493
Equipment, furniture and fixtures	165,533	155,934
Other	9,074	7,825

	316,328	303,834
Less accumulated depreciation	(83,586)	(55,308)

Property and equipment, net	$232,742	$248,526

Depreciation expense related to property and equipment was $8,843 in the 2006 Third Quarter, $28,732 in the 2006 Nine Months, $9,569 in the 2005 Third Quarter and $30,953 in the 2005 Nine Months.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	2006 Nine Months	2005 Nine Months
Cash paid during the period for:
Interest	$16,408	$19,948
Income taxes	2,943	3,093

Beginning 2006 Second Quarter, the Company separately disclosed the operating, and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The assets and liabilities of Products contributed to the Joint Venture included total current assets of $55,200, total property and equipment, net of $22,035, total other assets of $3,128, and total liabilities of $40,651.

NOTE 9. LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the long term debt Worldwide had in place prior to the Merger was paid in full and replaced by the long term indebtness described below.

Long-Term Debt Summary

Our long-term debt consisted of:

	April 2, 2006	July 3, 2005
Term Loan	$77,811	$78,564
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	2,151	2,365

Total debt	203,877	204,844
Current maturities	(967)	(1,073)

Total long-term debt	$202,910	$203,771

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

In June 2005, we entered into a Second Amendment to Credit Agreement (“Second Amendment”). The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to an additional $20,000 of letters of credit, and amended certain definitions and covenants to permit the formation of the Joint Venture. It also amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirements to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions. The Second Amendment modified financial covenants to take into account the reduction of cash flow as a result of the divestiture of certain international center operations. At the end of the 2006 Nine Months, we owed $77,811 in term loans (the “Term Loan”) under the Credit Agreement which also has an aggregate revolving loan commitment of $40,000 (the “Revolver”).

No borrowings were outstanding under the Revolver as of the end of the 2006 Nine Months and outstanding standby letters of credit issued under the Revolver totaled $17,017, leaving $22,983 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,231 due on August 27, 2009. Current scheduled quarterly principal payments are $199 and are due on the 30th day of the last month of each calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. Since the transactions to form the Joint Venture have been completed, AMF Products is no longer a guarantor of our obligations under the Credit Agreement and the Subordinated Notes and liens against assets of AMF Products that secured its guarantee have been released. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of one of our first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, we issued the $150,000 Subordinated Notes (the “Subordinated Notes”) with interest payable semi-annually. The Subordinated Notes were issued pursuant to an indenture dated February 27, 2004 (the “Indenture”). The Subordinated Notes are expressly subordinated to the payment of the Credit Agreement and any other senior indebtedness; contain affirmative and negative covenants that are customary to high yield instruments and generally no more restrictive than those contained in the Credit Agreement; contain certain events of default including cross default provisions; are unsecured; and have the benefit of guarantees of certain of the U.S. subsidiaries. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the manner provided in the Indenture at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control (as defined in the Indenture), we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. Subject to certain restrictions and conditions, the Indenture permits the payment of a dividend or distribution to our parent or the repurchase or redemption of shares of Worldwide or any parent of Worldwide of up to 35% of the Net Cash Proceeds (as defined in the Indenture) from the sale of International Operations (as defined in the Indenture). During fiscal year 2005, we repurchased and cancelled $26,090 of Subordinated Notes. At the end of 2006 Nine Months, we owed $123,910 of Subordinated Notes.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Dividends

Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend or distribution is prohibited under the Indenture if the announcement or paying of the dividend or distribution results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend or distribution, the Indenture also requires us to first make an offer to purchase to the holders of our Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased.

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

In 2001, Worldwide and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. Liabilities subject to resolution remaining from the Chapter 11 proceeding were $103 and $143 at April 2, 2006 and July 3, 2005, respectively. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property.

The following table shows our asset sales for the reported periods:

	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
U.S. Centers – Asset Sales
Proceeds	$1,954	$879	$3,771	$2,397
Gain (loss), net	(3)	(811)	292	(280)

International Centers – Asset Sales
Proceeds	—	—	1,998	—
Gain , net	—	—	171	—

Centers net gains and losses from asset sales are included in bowling center operating expenses on the Condensed Consolidated Statements of Operations.

Asset sales in 2006 Third Quarter reflect the sale of five (5) excess properties in the U.S.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented. These proceeds are not included above and the resulting loss is included in discontinued operations.

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

In July 2005, the Australian state of Western Australian assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is an internal review by the department of revenue of Western Australia. In March 2006, the Australian state of South Australia assessed our former subsidiary that operated our bowling centers in Australia (“BCO Australia”) $405 for stamp tax relating to the Merger. Under the stock purchase agreement (the “SPA”) by which we sold our interest in BCO Australia in February 2005, we were responsible for this assessment. We paid this assessment under protest and filed an objection. The objection is an internal review by the department of revenue of South Australia. If the assessments are not reversed, management will consider appeals. The Australian state of New South Wales has also made inquiries about the applicability of its land-rich laws to the Merger but has not made an assessment.

After signing the SPA, the Australian state of NSW passed a law that made a vendor of the stock of a land rich company liable for stamp tax. In March 2006, NSW assessed Worldwide for vendor’s stamp tax of $369, including interest as the vendor in the sale to BCO Australia under the SPA.

NOTE 12. BUSINESS SEGMENTS

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Beginning October 8, 2005, the Company has two business segments: Centers (the operation of bowling centers) and Holdings (the manufacture and sale of bowling and related products through our investment in the Joint Venture). Holdings includes the results and balances from the Joint Venture. Such amounts are eliminated and not presented in our consolidated financial statements as they are accounted for using the equity method. In prior periods, the Company reported Products as a segment. All segment information for prior periods has not been recast to conform to the new segment structure. Information concerning these operations from continuing operations is presented below:

	2006 Third Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$142.2	$—	$28.8	$256.0	$8.6	$6.5
International	4.9	—	0.8	11.8	0.2	0.2

Subtotal	147.1	—	29.6	267.8	8.8	6.7

Holdings	36.6	5.4	(3.0)	151.9	2.1	0.3
Equity method eliminations	(35.9)	(5.4)	2.9	(101.8)	(2.1)	(0.3)

Subtotal	0.7	—	(0.1)	50.1	—	—

Corporate	—	—	(2.8)	36.7	0.2	1.0
Eliminations	—	—	0.1	10.7	(0.1)	(0.1)

Total	$147.8	$—	$26.8	$365.3	$8.9	$7.6

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

	2005 Third Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$136.6	$—	$21.9	$248.5	$7.4	$9.6
International	5.2	—	0.4	15.1	0.3	0.3

Subtotal	141.8	—	22.3	263.6	7.7	9.9

Products	24.6	6.6	0.3	99.7	1.7	0.3

Corporate	—	—	(3.7)	81.5	0.5	0.5
Eliminations	—	(6.6)	(1.5)	6.1	(0.2)	(1.8)

Total	$166.4	$—	$17.4	$450.9	$9.7	$8.9

	2006 Nine Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$349.9	$—	$29.8	$256.0	$26.3	$36.2
International	14.1	—	2.3	11.8	0.7	0.6

Subtotal	364.0	—	32.1	267.8	27.0	36.8

Products	32.1	7.7	(1.7)	—	1.6	1.1

Holdings	37.3	5.4	(2.9)	151.9	2.1	0.3
Equity method eliminations	(35.9)	(5.4)	2.9	(101.8)	(2.1)	(0.3)

Subtotal	1.4	—	—	50.1	—	—

Corporate	—	—	(9.1)	36.7	0.9	1.0
Eliminations	—	(7.7)	(0.2)	10.8	(0.5)	(0.6)

Total	$397.5	$—	$21.1	$365.4	$29.0	$38.3

	2005 Nine Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$334.6	$—	$19.5	$248.5	$24.3	$28.1
International	14.8	—	(1.4)	15.1	0.9	0.5

Subtotal	349.4	—	18.1	263.6	25.2	28.6

Products	77.5	20.9	0.9	99.7	5.2	1.5

Corporate	—	—	(14.5)	81.5	1.4	1.8
Eliminations	—	(20.9)	(1.5)	6.1	(0.3)	(1.8)

Total	$426.9	$—	$3.0	$450.9	$31.5	$30.1

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of April 2, 2006 and July 3, 2005, condensed consolidating statements of operations for the 2006 Third Quarter, 2005 Third Quarter, 2006 Nine Months and 2005 Nine Months and the condensed consolidating statements of cash flows for the 2006 Nine Months and 2005 Nine Months. The elimination entries presented are necessary to combine the entities. Information presented below for periods in which Products was included as a Guarantor Subsidiary has been recast to present Products as a Non-Guarantor Subsidiary.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	April 2, 2006
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$50,837	$7,179	$1,283	$—	$59,299
Accounts and notes receivable, net	55	3,692	209	—	3,956
Accounts and notes receivable - intercompany	15,323	137,560	(3,502)	(149,381)	—
Inventories, net	—	4,826	347	—	5,173
Prepaid expenses and other current assets	(7,777)	16,620	540	308	9,691

Total current assets	58,438	169,877	(1,123)	(149,073)	78,119

Property and equipment, net	10,415	215,947	6,555	(175)	232,742
Investment in subsidiaries	391,092	(5,358)	—	(385,734)	—
Investment in equity affiliate	—	34,326	—	(399)	33,927
Other assets	10,639	87,510	(1,028)	(76,592)	20,529

Total assets	$470,584	$502,302	$4,404	$(611,973)	$365,317

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$62	$7,559	$856	$—	$8,477
Accrued expenses and other liabilities	2,399	47,066	1,514	9	50,988
Current portion of long-term debt	794	173	—	—	967
Accounts and notes payable - intercompany	147,073	333	1,987	(149,393)	—

Total current liabilities	150,328	55,131	4,357	(149,384)	60,432

Long-term debt, less current portion	200,932	1,978	—	—	202,910
Liabilities, subject to resolution	—	103	—	—	103
Other long-term liabilities	21,569	54,572	4,885	(76,284)	4,742

Total liabilities	372,829	111,784	9,242	(225,668)	268,187

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,668	406,677	6,941	(413,570)	133,716
Accumulated earnings (deficit)	(29,198)	(13,046)	(8,208)	20,581	(29,871)
Accumulated other comprehensive income (loss)	(6,715)	(3,113)	(3,571)	6,684	(6,715)

Total stockholder’s equity	97,755	390,518	(4,838)	(386,305)	97,130

Total liabilities and stockholder’s equity	$470,584	$502,302	$4,404	$(611,973)	$365,317

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Third Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$143,435	$4,331	$—	$147,766

Operating expenses:
Cost of goods sold	—	13,338	675	—	14,013
Bowling center operating expenses	—	86,357	2,540	—	88,897
Selling, general and administrative expenses	2,569	6,126	435	—	9,130
Depreciation and amortization	252	8,564	215	(142)	8,889

Total operating expenses	2,821	114,385	3,865	(142)	120,929

Operating income (loss)	(2,821)	29,050	466	142	26,837

Non-operating (income) expenses:
Interest expense	5,673	13	35	(3)	5,718
Interest income	(355)	(101)	(34)	3	(487)
Loss from equity affiliate	—	3,307	—	399	3,706
Other (income) expense	(7,860)	7,632	198	(11)	(41)

Total non-operating (income) expenses	(2,542)	10,851	199	388	8,896

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(279)	18,199	267	(246)	17,941

Provision (benefit) for income taxes	2	2,196	649	—	2,847

Income (loss) from continuing operations	(281)	16,003	(382)	(246)	15,094
Discontinued operations:
Income from discontinued operations, net of tax	—	50	—	—	50
Gain on disposal, net of tax		682	—	—	682

Income from discontinued operations	—	732	—	—	732

Equity in income (loss) of subsidiaries	16,107	—	—	(16,107)	—

Net income (loss)	$15,826	$16,735	$(382)	$(16,353)	$15,826

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 Third Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$111,429	$57,480	$(2,481)	$166,428

Operating expenses:
Cost of goods sold	—	(7,704)	40,491	(2,067)	30,720
Bowling center operating expenses	—	83,052	3,167	(104)	86,115
Selling, general and administrative expenses	5,475	9	10,088	—	15,572
Asset impairment	—	6,915	—	—	6,915
Depreciation and amortization	518	6,884	2,338	(5)	9,735

Total operating expenses	5,993	89,156	56,084	(2,176)	149,057

Operating income (loss)	(5,993)	22,273	1,396	(305)	17,371

Non-operating (income) expenses:
Interest expense	6,228	54	989	(1,082)	6,189
Interest income	(1,350)	(57)	(153)	1,082	(478)
Other expense (income), net	(8,344)	6,845	3,259	—	1,760

Total non-operating (income) expenses	(3,466)	6,842	4,095	—	7,471

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(2,527)	15,431	(2,699)	(305)	9,900

Provision (benefit) for income taxes	5,746	(428)	(1,321)	—	3,997

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(8,273)	15,859	(1,378)	(305)	5,903

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	817	(548)	—	269
Loss on disposal, net of tax	(2,771)	—	—	—	(2,771)

Income (loss) from discontinued operations	(2,771)	817	(548)	—	(2,502)

Equity in income (loss) of subsidiaries	14,445	—	—	(14,445)	—

Net income (loss)	$3,401	$16,676	$(1,926)	$(14,750)	$3,401

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Nine Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$353,060	$52,189	$(7,722)	$397,527

Operating expenses:
Cost of goods sold	—	33,221	33,602	(5,591)	61,232
Bowling center operating expenses	—	242,527	8,072	(1,531)	249,068
Selling, general and administrative expenses	7,787	19,846	8,821	—	36,454
Asset impairment	—	259	347	—	606
Depreciation and amortization	944	26,361	2,150	(426)	29,029

Total operating expenses	8,731	322,214	52,992	(7,548)	376,389

Operating income (loss)	(8,731)	30,846	(803)	(174)	21,138

Non-operating (income) expenses:
Interest expense	16,633	111	273	(241)	16,776
Interest income	(999)	(249)	(67)	241	(1,074)
Loss from equity affiliate	—	3,307	—	399	3,706
Other (income) expense	(18,762)	18,135	(77)	(11)	(715)

Total non-operating (income) expenses	(3,128)	21,304	129	388	18,693

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(5,603)	9,542	(932)	(562)	2,445

Provision for income taxes	73	1,321	789	—	2,183

Income (loss) from continuing operations	(5,676)	8,221	(1,721)	(562)	262
Discontinued operations:
Income from discontinued operations, net of tax	—	194	—	—	194
Loss on disposal, net of tax	—	(637)	—	—	(637)

Loss from discontinued operations, Net of tax	—	(443)	—	—	(443)

Equity in income (loss) of subsidiaries	5,495	—	—	(5,495)	—

Net income (loss)	$(181)	$7,778	$(1,721)	$(6,057)	$(181)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2005 Nine Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$309,226	$127,117	$(9,424)	$426,919

Operating expenses:
Cost of goods sold	—	10,390	91,727	(9,048)	93,069
Bowling center operating expenses	—	232,788	10,443	(394)	242,837
Selling, general and administrative expenses	20,325	9,905	18,091	—	48,321
Asset impairment	—	8,218	—	—	8,218
Depreciation and amortization	1,447	24,122	5,901	(19)	31,451

Total operating expenses	21,772	285,423	126,162	(9,461)	423,896

Operating income (loss)	(21,772)	23,803	955	37	3,023

Non-operating (income) expenses:
Interest expense	19,298	165	989	(1,082)	19,370
Interest income	(1,615)	(75)	(202)	1,082	(810)
Other (income) expense, net	(22,066)	18,834	253	—	(2,979)

Total non-operating (income) expenses	(4,383)	18,924	1,040	—	15,581

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(17,389)	4,879	(85)	37	(12,558)

Provision (benefit) for income taxes	6,087	(672)	230	—	5,645

Income (loss) from continuing operations and equity in income (loss) of subsidiaries	(23,476)	5,551	(315)	37	(18,203)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	7,722	(547)	—	7,175
Gain on disposal, net of tax	27,476	—	—	—	27,476

Income (loss) from discontinued operations	27,476	7,722	(547)	—	34,651

Equity in income (loss) of subsidiaries	12,448	—	—	(12,448)	—

Net income (loss)	$16,448	$13,273	$(862)	$(12,411)	$16,448

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2006 Nine Months
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(4,502)	$30,166	$1,307	$415	$27,386

Cash flows from investing activities:
Capital expenditures	(976)	(36,167)	(1,717)	600	(38,260)
Return of cash from equity affiliate	17,531	—	—	—	17,531
Proceeds from the sale of:
Property and equipment	—	9,525	21	—	9,546

Net cash provided by (used in) investing activities from continuing operations	16,555	(26,642)	(1,696)	600	(11,183)

Cash flows from financing activities:
Payments of long-term debt	(753)	—	—	—	(753)
Payment under capital lease obligations	—	(213)	—	—	(213)

Net cash used in financing activities from continuing operations	(753)	(213)	—	—	(966)

Effect of exchange rates on cash	—	—	—	(1,015)	(1,015)
Net cash used in operating activities from discontinued operations	—	(28)	—	—	(28)
Net cash used in investing activities from discontinued operations	—	(149)	—	—	(149)

Net increase (decrease) in cash	11,300	3,134	(389)	—	14,045

Cash at beginning of period	39,537	4,045	1,672	—	45,254

Cash at end of period	$50,837	$7,179	$1,283	$—	$59,299

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2005 Nine Months (revised)
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities from continuing operations	$14,341	$12,040	$223	$2,665	$29,269

Cash flows from investing activities:
Capital expenditures	(1,755)	(28,133)	(1,966)	1,765	(30,089)
Proceeds from:
Sale of property and equipment	—	2,400	—	—	2,400
Sale of subsidiaries	115,803	—	—	—	115,803

Net cash provided by (used in) investing activities from continuing operations	114,048	(25,733)	(1,966)	1,765	88,114

Cash flows from financing activities:
Payments of long-term debt	(56,139)	—	—	—	(56,139)
Payments under capital lease obligations	—	(195)	(596)	—	(791)

Net cash used in financing activities from continuing operations	(56,139)	(195)	(596)	—	(56,930)

Effect of exchange rates on cash	—	—	—	(4,430)	(4,430)
Net cash provided by (used in) operating activities from discontinued operations	—	2,969	(443)	—	2,526
Net cash provided by (used in) investing activities from discontinued operations	—	15,260	(224)	—	15,036

Net increase (decrease) in cash	72,250	4,341	(3,006)	—	73,585

Cash at beginning of period	3,379	4,905	4,450	—	12,734

Cash at end of period	$75,629	$9,246	$1,444	$—	$86,319

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents:

This MD&A includes the following:

•	Introduction

•	Joint Venture

•	Fiscal Year

•	Consolidated Results

•	2006 Third Quarter compared with 2005 Third Quarter

•	2006 Nine Months compared with 2005 Nine Months

•	Financial Condition

•	Liquidity

•	Capital Resources

•	Asset Sales

•	Capital Expenditures

•	Seasonality

•	International Operations

•	Impact of Inflation

•	Critical Accounting Policies

•	Disclosures Regarding Forward-Looking Statements

Introduction

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and hold an interest in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company had two reportable business segments:

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

AMF is the largest operator of bowling centers in the world with 365 centers in operation as of April 2, 2006, and is comprised of 352 centers in the U.S. and 13 bowling centers operating outside the U.S. Although we have operated our bowling centers under the “AMF” brand for a number of years, we recently remodeled and upgraded four centers that we operate under the “300” brand. We are exploring opportunities to expand the number of “300” centers.

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

During the 2006 Nine Months, Worldwide served as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for Holdings thereafter.

Worldwide’s business operations and operating assets are held in subsidiaries. AMF Bowling Centers, Inc. (“AMF Centers”), a wholly-owned indirect subsidiary of Worldwide, owns and operates our bowling centers in the U.S. Our bowling centers located outside of the U.S. are operated through separate, indirect subsidiaries of Worldwide.

Joint Venture

On October 7, 2005, we completed transactions to form the joint venture with the shareholder of Qubica. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six (6) members split equally between AMF Holdings and the shareholder of Qubica.

AMF Bowling Products UK Limited (“UK BPO”), a company organized under the laws of the United Kingdom, was a subsidiary of our Products business and was not contributed to the Joint Venture. UK BPO is now owned by AMF Holdings. UK BPO provides technical services exclusively to the Joint Venture under a services agreement. The Joint Venture provides administrative services, such as accounting and financial services, to UK BPO.

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture and its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement between Worldwide and the Joint Venture, AMF Products and Qubica allows them to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements are on an arms-length basis and reflect commercial terms. In addition, the Joint Venture adopted an option plan that allows awards of options to purchase interests in the Joint Venture to mangers of the Joint Venture. Upon exercise of any options, the ownership percentage of the Joint Venture will be equally reduced between the two shareholders.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released. (See “Long-Term Debt Note”). In addition, the Joint Venture and certain of its subsidiaries, entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and certain of its subsidiaries secure the credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement (“JV Credit Agreement”). Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and will therefore record our share of the income or losses of our investment approximately one quarter in arrears. For the period October 8, 2005 to December 31, 2005, the Joint Venture reported total assets of $101.8 million, total revenues of $41.3 million, gross profit of $9.9 million, an operating loss of $2.9 million and a net loss of $5.4 million. In this quarter report, we recorded losses from our investment of $3.7 million including amortization of the investment and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment to net income (loss) of the Joint Venture over 5 years. AMF continues to purchase equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes.

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

Period	Referred to as
Results from January 2, 2006 through April 2, 2006	“2006 Third Quarter”

Results from July 4, 2005 through April 2, 2006	“2006 Nine Months”

Results from December 27, 2004 through March 27, 2005	“2005 Third Quarter”

Results from June 28, 2004 through March 27, 2005	“2005 Nine Months”

Consolidated Results

(In millions)	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
Operating revenue	$147.8	$166.4	$397.5	$426.9

Operating expenses:
Cost of goods sold	14.0	30.7	61.2	93.1
Bowling center operating expenses	88.9	86.1	249.1	242.9
Selling, general and administrative expenses	9.2	15.6	36.5	48.3
Asset impairment	—	6.9	0.6	8.2
Depreciation and amortization	8.9	9.7	29.0	31.4

Operating income	26.8	17.4	21.1	3.0

Interest expense, net	5.2	5.7	15.7	18.6
Loss from equity affiliate	3.7	—	3.7	—
Other income, net	—	1.8	(0.7)	(3.0)

Income (loss) from continuing operations before income taxes	17.9	9.9	2.4	(12.6)
Provision for income taxes	2.8	4.0	2.2	5.6

Income (loss) from continuing operations	15.1	5.9	0.2	(18.2)

Discontinued operations:
Income from discontinued operations, net of tax	0.0	0.3	0.2	7.2
Gain on disposal, net of tax	0.7	(2.8)	(0.6)	27.5

Income from discontinued operations	0.7	(2.5)	(0.4)	34.7

Net income (loss)	$15.8	$3.4	$(0.2)	$16.5

Revenue

Consolidated operating revenue was $147.8 million in the 2006 Third Quarter, a decrease of $18.6 million, or 11.2%, compared with the 2005 Third Quarter. A decrease of $23.4 million is primarily related to Products no longer being fully consolidated during the 2006 Second Quarter and the entire 2006 Third Quarter offset by an increase of $6.0 million increase in Centers revenue.

Consolidated revenue was $397.5 million in the 2006 Nine Months, a decrease of $29.4 million, or 6.9%, compared with the 2005 Nine Months. A decrease of $45.8 million is primarily related to Products no longer being fully consolidated during most of the Second Quarter and all of the 2006 Third Quarter, offset by a $1.7 million increase in Products first quarter revenues. Additionally, Centers revenue increased $15.4 million during the 2006 Nine Months compared to 2005 Nine Months.

Cost of Goods Sold and Selling, General and Administrative Expenses

Cost of goods sold and selling, general and administrative expenses decreased $16.7 million, and $8.6 million, in the 2006 Third Quarter and $31.9 million and $20.7 million in the 2006 Nine Months, respectively. The decreases were primarily related to Products no longer being fully consolidated during most of the 2006 Second Quarter and all of 2006 Third Quarter.

Asset Impairment

We recorded no charges related to asset impairments for the 2006 Third Quarter and $0.6 million for the 2006 Nine Months. These charges represent the difference between the fair market value and carrying value of impaired assets in the U.S primarily related to Products and the impact of the Joint Venture transactions. We recorded $6.9 million for the 2005 Third Quarter and $8.2 million for the 2005 Nine Months, respectively, related to asset impairment charges related to underperforming bowling centers.

Depreciation and Amortization

Depreciation and amortization decreased $0.8 million, or 8.2% in the 2006 Third Quarter and $2.4 million or 7.6% in the 2006 Nine Months when compared to prior periods. A decrease of $1.7 million is primarily related to Products no longer being fully consolidated during the 2006 Third Quarter offset by an increase of $1.1 million for Centers.

Interest Expense, net

Interest expense, net decreased $0.5 million, or 8.8%, in the 2006 Third Quarter and $2.9 million, or 15.6% for the 2006 Nine Months compared with the prior period, primarily the result of lower principal amounts outstanding under both our Credit Agreement and Subordinated Notes, offset slightly by increasing interest rates.

Provision for Income Taxes

Total income tax expense decreased to $2.4 million in the 2006 Third Quarter from $7.9 million in the 2005 Third Quarter, including tax expense on discontinued operations. Total tax expense for 2006 Third Quarter included $2.8 million of expense for continuing operations and a $0.4 million benefit for discontinued operations. Total tax expense for 2005 Third Quarter included $4.0 million of expense for continuing operations and $3.9 million of expense for discontinued operations. Income tax expense for 2005 Third Quarter was primarily attributable to the gain on the sale of our bowling center operations in Australia.

Total income tax expense decreased to $1.8 million in the 2006 Nine Months from $16.1 million in the 2005 Nine Months. The tax expense recorded for 2006 Nine Months included $2.2 million of expense for continuing operations and $0.4 million of benefit for discontinued operations. The tax expense recorded for 2005 Nine Months included $5.6 million of expense for continuing operations and $10.5 million for discontinued operations. The tax expense for the 2005 Nine Months was primarily due to the gain on the sale of our bowling center operations in the United Kingdom and Australia and the taxation of individual subsidiaries by separate foreign jurisdictions. Various foreign subsidiaries and branches recorded a combined tax expense of $1.2 million for 2006 Nine Months as compared to an expense of $7.9 million for the 2005 Nine Months based on various foreign tax rates. This decrease is due in part to the sale of the Australia and United Kingdom operations during the 2005 Nine Months. AMF Bowling Centers, Inc, a wholly-owned indirect subsidiary of Worldwide, recorded state tax expense of $1.0 million and $0.6 million for the 2006 Nine Months and 2005 Nine Months, respectively.

In the 2006 Third Quarter, $1.9 million of contingency reserve was released related to income taxes payable in a foreign jurisdiction. The contingency existed at the date of Merger. Consequently, intangibles were reduced by $1.9 million in 2006 Third Quarter and no tax benefit was recorded.

Net Income (Loss)

Net income for the 2006 Third Quarter totaled $15.9 million compared with $3.4 million in the 2005 Third Quarter. This change was primarily attributable to the changes discussed above as well as the recognition of a charge of $0.5 million related to Australian stamp taxes. Additionally, in the 2005 Third Quarter, we recorded a loss of $2.8 on the sale of the Australian centers reported in discontinued operations, a charge of $0.1 million related to actions alleging violations of federal legislation involving unsolicited communications, $0.8 million in gains related to the disposal of two Products branches, and expenses related to strategic initiatives of $1.4 million.

Net loss for the 2006 Nine Months totaled $0.2 million compared with a net income of $16.5 million in the 2005 Nine Months. This change was primarily attributable to the changes discussed above as well as the recognition of a loss on the sale of Billiards of $1.3 million during the 2006 Second Quarter compared with a gain on the sale of the centers in the United Kingdom and Australia of $27.4 million as reported in discontinued operations. Additionally, expenses related to strategic initiatives totaled $1.4 million during the 2006 Nine Months compared to $6.7 million in the 2005 Nine Months. In 2005 Nine Months, we recognized $1.1 million in gains related to the disposal of two Products branches, a $4.2 million gain related to a negotiated termination of one of our bowling center leases in France, and a charge of $1.1 million related to actions alleging violations of federal legislation involving unsolicited communications.

Comprehensive Income

Comprehensive income for the 2006 Third Quarter totaled $13.1 million compared with $4.6 million in the 2005 Third Quarter. The increase was primarily attributable to the increase in income from continuing operations of $9.5 million for the 2006 Third Quarter of prior year.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally. The results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below.

(In millions)	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
Operating revenue	$147.1	$141.8	$364.0	$349.4

Operating expenses:
Cost of goods sold	13.7	13.3	34.3	32.9
Bowling center operating expenses	88.9	85.3	250.6	246.7
Selling, general, and administrative expenses	6.1	6.3	19.8	18.3
Asset impairment	—	6.9	0.3	8.2
Depreciation and amortization	8.8	7.7	26.9	25.2

Operating income	$29.6	$22.3	$32.1	$18.1

To facilitate a meaningful comparison, constant center results are discussed below. Constant centers reflect the results of 362 centers, 349 located in the U.S. and 13 international centers that have been in operation one full fiscal year as of July 3, 2005.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2006 Nine Months	2005 Nine Months
Revenue:
Bowling	57.5%	58.4%
Food and beverage	28.1%	27.4%
Ancillary sources	14.4%	14.2%

2006 Third Quarter compared with 2005 Third Quarter

Centers operating revenue for the 2006 Third Quarter increased $5.3 million, or 3.7%, as compared with the 2005 Third Quarter. U.S. constant center revenue increased $8.7 million, or 6.5%, primarily the result of an increase in open play traffic. Open play revenue reflected growth as a result of increased traffic which also yielded growth in food and beverage revenue. Partially offsetting this increase is a decline in revenue of $3.0 million attributable to the closure of 21 bowling centers since June 27, 2004 in the U.S.

Centers operating expenses increased $3.6 million, or 4.2%. This increase was primarily due to increases in U.S. constant center operating expenses of $7.0 million, or 9.0%, primarily the result of a 11.7% increase in payroll expenses. Also contributing to this increase was an increase in utilities, and supplies expenses. The 2006 Third Quarter also includes $0.1 million in casualty losses incurred as a result of hurricanes. Partially offsetting these increases was a decrease in expenses of $3.0 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 60.4% for the 2006 Third Quarter and 60.2% for the 2005 Third Quarter.

Depreciation and amortization increased $1.1 million, or 13.8%, attributable to increased capital spending during 2006 Nine Months compared to prior periods and assets transferred from Worldwide to Centers during 2006 Nine Months.

Operating income was $29.6 million in the 2006 Third Quarter versus operating income of $22.3 million in the 2005 Third Quarter primarily due to the increase in revenue offset by the increases in operating expenses as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $6.9 million in the 2005 Third Quarter.

2006 Nine Months compared with 2005 Nine Months

Centers operating revenue for the 2006 Nine Months increased $14.7 million, or 4.2%, as compared to the 2005 Nine Months. U.S. constant center revenue increased $24.8 million, or 7.7%, primarily the result of an increase in open play traffic. Open play revenue reflected growth as a result of increased traffic and a centralized marketing effort surrounding coupons and pricing discounts. The increased traffic and new menus have resulted in increases in food and beverage revenue. Partially offsetting this increase is a decline in revenue of $8.6 million attributable to the closure of 21 U.S. bowling centers since June 27, 2004. Additionally, international constant center revenue decreased $0.4 million or 7.6%.

Centers operating expenses increased $3.9 million, or 1.6%. This increase was primarily due to increases in U.S. constant center operating expenses of $15.3 million, or 6.9%, primarily the result of a 8.0% increase in payroll expenses. Also contributing to this increase was an increase in utilities, insurance and supplies expenses. The 2006 Nine Months also includes $0.6 million in casualty losses incurred as a result of hurricanes. Partially offsetting these increases was a decrease in expenses of $8.0 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 68.5% for the 2006 Nine Months and 70.6% for the 2005 Nine Months.

Depreciation and amortization increased $1.7 million, or 6.8%, primarily attributable to increased capital spending during 2006 Nine Months.

Operating income was $32.1 million in the 2006 Nine Months versus operating income of $25.3 million in the 2005 Nine Months primarily due to the increase in revenue partially offset by the increases in operating expenses as discussed above. Additionally, Centers recorded charges related to asset impairment resulting from center closures of $0.3 million in the 2006 Nine Months compared to $8.2 million in the 2005 Nine Months.

Holdings

Beginning October 8, 2005, Holdings consists of our investment in the Joint Venture and UK BPO, a service company that provides services exclusively to the Joint Venture. The operations of UK BPO are not material and are fully consolidated. Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore record our share of the income or losses of our investment approximately one quarter in arrears. For the period October 8, 2005 to December 31, 2005, the Joint Venture reported total assets of $101.8 million, total revenues of $41.3 million, gross profit of $9.9 million, an operating loss of $2.9 million and a net loss of $5.4 million. In this quarter report, we recorded losses from our investment of $3.7 million including amortization of the investment and elimination of intercompany profit on purchases. There is no comparable prior period for Holdings.

Our investment was recorded initially at cost, and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment and included in net income (loss) of the Joint Venture over 5 years. AMF continues to purchase from the Joint Venture, and eliminates its share of the intercompany profit.

Products

There are no results of Products for the 2006 Third Quarter as a result of the formation of the Joint Venture. Presented below are the results from 2005 Third Quarter which has no comparable data.

(in Millions)	2005 Third Quarter
Products (a):
Operating revenue	$31.2
Cost of goods sold	23.1

Gross profit	8.1

Selling, general and administrative expenses	6.1
Depreciation and amortization	1.7

Operating income (loss)	$0.3

Selected data:
Gross profit margin	26.0%

(a)	Before intersegment eliminations.

Financial Condition

General

As of April 2, 2006, we had $77.8 million in principal outstanding under our Credit Agreement. No borrowings were outstanding under the Revolver as of the end of the 2006 Nine Months and outstanding standby letters of credit issued under the Revolver totaled $17.0 million, leaving $23.0 million available for additional borrowings or letters of credit.

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

Both the Credit Agreement and our indenture dated February 27, 2004 relating to our Subordinated Notes (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of April 2, 2006.

Liquidity

As of April 2, 2006, working capital was $17.7 million compared with working capital of $28.1 million at July 3, 2005. Excluding assets and liabilities held for sale, working capital was $23.9 million at July 3, 2005. This change was primarily attributable to the removal of Products from our consolidated results.

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

Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend is prohibited if the announcement or paying of the dividend results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend, the Indenture also requires us to first make an offer to purchase to the holders of our Subordinated Notes with an aggregated principal amount equal to 35.0% of such net cash proceeds at a price equal to 102.0% of the aggregate principal amount being purchased.

Operating Cash Flow

	2006 Nine Months	2005 Nine Months
Cash flows from operating activities:
Before changes in assets and liabilities	$32.9	$57.4
Working capital	(5.2)	4.6
Other changes	(0.7)	2.0
Discontinued operations (income) loss	0.4	(34.7)

Total	$27.4	$29.3

Net cash provided by operating activities was $27.4 million in the 2006 Nine Months compared with net cash provided by operating activities of $29.3 million in the 2005 Nine Months, a decrease of $2.0 million. The decrease is the result of Products building its inventory during the 2006 First Quarter in anticipation of its traditional selling season. However, after October 7, 2006, Products is no longer consolidated and therefore the sales of those inventories did not contribute to working capital during the 2006 Third Quarter.

Investing

	2006 Nine Months	2005 Nine Months
Cash flows from investing activities:
Purchases of property and equipment	$(38.3)	$(30.1)
Return of cash from equity affiliate	17.5	—
Proceeds from the sale of property and equipment	9.6	2.4
Proceeds from sale of subsidiary	—	115.8

Total	$(11.2)	$88.1

Net cash used by investing activities was $11.2 million in the 2006 Nine Months compared with net cash provided by investing activities of $88.1 million in the 2005 Nine Months. In the 2006 Nine Months, we received $17.5 million return of cash from our equity affiliate. Capital spending has increased $8.2 million over the prior period. In the 2005 Nine Months, we received proceeds of approximately $115.8 million related to the sale of our bowling centers in the United Kingdom and Australia and $2.4 million related to the sale of property and equipment.

Financing

	2006 Nine Months	2005 Nine Months
Cash flows from financing activities:
Repayments of debt, net	$(0.8)	$(56.1)
Payments under capital lease obligations	(0.2)	(0.8)

Total	$(1.0)	$(56.9)

Net cash used in financing activities was $1.0 million in the 2006 Nine Months compared with $56.9 million in the 2005 Nine Months. In the 2006 Nine Months, we made payments of approximately $0.8 million on the Term Loan compared to $56.1 million in the prior period.

Capital Resources

The following table shows our debt balances:

	April 2, 2006	July 3, 2005
Term Loan	$77.8	$78.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note and capitalized leases	2.2	2.3

Total debt	$203.9	$204.8

In September 2004, we entered into a First Amendment to Credit Agreement. The First Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20.0% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The First Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our Subordinated Notes for cash consideration that does not exceed 80.0% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time. During fiscal year 2005, we repurchased and cancelled $26.1 million of our Subordinated Notes.

In June 2005, we entered into the Second Amendment. The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that would allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit the formation of the Joint Venture, amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirement to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions. The Second Amendment modified financial covenants to take into account the reduction of cash flow as a result of the divestiture of certain international center operations.

As of the end of the 2006 Third Quarter, we had approximately $23.0 million available for borrowing under the Revolver, with no amounts outstanding and approximately $17.0 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of April 2, 2006. There can be no assurance that we will continue to be in compliance with these covenants.

Asset Sales

From time to time, we will sell real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property. The following table shows our asset sales for the reported periods:

	2006 Third Quarter	2005 Third Quarter	2006 Nine Months	2005 Nine Months
U.S. Centers – Asset Sales
Proceeds	$1.9	$0.9	$3.8	$2.4
Gain (loss), net	—	(0.8)	0.3	(0.3)

International Centers – Asset Sales
Proceeds	—	—	2.0	—
Gain (loss), net	—	—	0.2	—

Centers net losses from asset sales are included in bowling center operating expenses on the Condensed Consolidated Statements of Operations.

Asset sales in 2006 Third Quarter reflect the sale of five (5) excess properties in the U.S.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented. These proceeds are not included above and the resulting loss is included in discontinued operations.

Capital Expenditures

	2006 Nine Months	2005 Nine Months
Centers	$36.8	$28.6
Products	1.1	1.5
Corporate	1.0	1.8
Eliminations	(0.6)	(1.8)

Total	$38.3	$30.1

Capital expenditures increased $8.2 million in the 2006 Nine Months compared to the 2005 Nine Months primarily due to increased Centers expenditures related to capital improvements to enhance the appearance of our high performance bowling centers, our Long Island, NY market, and our new 300 concept bowling centers. Capital expenditures are primarily funded from cash generated from operations.

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

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during 2006 Nine Months or the 2005 Nine Months.

Critical Accounting Policies

In preparing the consolidated financial statements, Generally Accepted Accounting Principles require management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The critical accounting policies disclosed below have been reviewed with the Audit Committee of our parent company. The development and selection of the critical accounting policies, and the related disclosures below have been reviewed with the Audit Committee of the board of directors of Kingpin.

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

Equity Method Investment

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At April 2, 2006, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate. Foreign currency exchange rates also impact the translation of operating results from the international bowling centers.

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

The following table provides information about our fixed and variable-rate debt at April 2, 2006, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$77.8	7.48%

The fair value of the Term Loan and the Subordinated Notes at April 2, 2006 was approximately $77.8 million and $127.0 million, respectively.

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

In July 2005, the Australian state of Western Australian assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is an internal review by the department of revenue of Western Australia. In March 2006, the Australian state of South Australia assessed our former subsidiary that operated our bowling centers in Australia (“BCO Australia”) $0.4 million for stamp tax relating to the Merger. Under the stock purchase agreement (the “SPA”) by which we sold our interest in BCO Australia in February 2005, we were responsible for this assessment. We paid this assessment under protest and filed an objection. The objection is an internal review by the department of revenue of South Australia. If the assessments are not reversed, management will consider appeals. The Australian state of New South Wales (“NSW”) has also made inquiries about the applicability of its land-rich laws to the Merger but has not made an assessment.

After signing the SPA, the Australian state of NSW passed a law that made a vendor of the stock of a land rich company liable for stamp tax. In March 2006, NSW assessed Worldwide for vendor’s stamp tax of $0.4 million, including interest as the vendor in the sale to BCO Australia under the SPA.

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

(b) Reports on Form 8-K

We did not file Form 8-K during the Third quarter of 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.
(registrant)

Date: May 16, 2006

/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer