Form 10-K
period 2006-07-02
AMF BOWLING WORLDWIDE INC
filed 2006-10-02
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐     Accelerated Filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 30, 2005 was zero.

As of July 2, 2006, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMF BOWLING WORLDWIDE, INC.

Annual Report on Form 10-K

July 2, 2006

PART I

ITEM 1. BUSINESS

General Business

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and have an investment in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company has two reportable business segments:

(a)	the operation of bowling centers (“Centers”); and

(b)	“Holdings”, which holds our investment in the Joint Venture (defined below) and a UK service company that provides services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF was engaged in two business segments:

(c)	Centers; and

(d)	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers operations and operating assets are held in subsidiaries of Worldwide.

AMF is the largest operator of bowling centers in the world with 361 centers in operation as of July 2, 2006, and is comprised of 348 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 centers, four of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 centers. The results of the 300 centers are not material to the Centers business segment.

On September 30, 2004, we sold our 33 bowling centers in the United Kingdom and on February 8, 2005, we sold our 42 bowling centers in Australia. We no longer have bowling center operations in these countries. The results of Centers in these countries have been reported as discontinued operations for all periods in which they are presented.

AMF was also one of the largest manufacturers of bowling equipment in the world. We conducted our business of manufacturing and selling bowling equipment through our Products subsidiaries until October 7, 2005. Until such date, we reported Products as a segment of our business. On October 7, 2005, we entered into the Joint Venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”).

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented and are included within our former Products segment.

Worldwide serves as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for the Joint Venture thereafter.

Joint Venture

On October 7, 2005, we completed transactions to form the Joint Venture. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six members split equally between AMF Holdings and the shareholder of Qubica.

AMF Bowling Products UK Limited (“UK BPO”), a company organized under the laws of the United Kingdom, was a subsidiary of our Products business but was not contributed to the Joint Venture. UK BPO is now owned by AMF Holdings and provides technical services exclusively to the Joint Venture under a services agreement. The Joint Venture provides administrative services, such as accounting and financial services, to UK BPO.

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture and its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices charged and volumes similar to those in the past, a trademark license agreement between Worldwide and the Joint Venture, AMF Products and Qubica that allows them to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements reflect commercial terms.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released (see Note 9). In addition, the Joint Venture and certain of its subsidiaries entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and its subsidiaries secure the Joint Venture credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings is obligated to contribute capital or make loans to the Joint Venture.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal Year 2006 had 52 weeks, while Fiscal Year 2005 had 53 weeks, with the extra week being reported in the fourth quarter.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses of our investment approximately one quarter in arrears. For the period October 8, 2005 to March 31, 2006, the Joint Venture reported total assets of $90.7 million, total revenues of $71.5 million, gross profit of $23.1 million, an operating loss of $8.0 million and a net loss of $9.5 million. For the year ended July 2, 2006, we recorded losses from our investment of $6.0 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment to loss from equity affiliate over five years. AMF continues to purchase bowling equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes. The only audited financial statements available for the Joint venture cover the period from October 8, 2005 (inception) through December 31, 2005.

As of the end of Fiscal Year 2006, using financial information available from the Joint Venture through March 31, 2006, the Joint Venture met one of the tests for significance contained in Regulation S-X under the federal securities laws. We will file the Joint Venture’s audited financial statements for its first full fiscal year ending December 31, 2006, as an exhibit in an amendment to this Form 10-K, within 90 days after December 31, 2006 as permitted by Regulation S-X.

Merger

On February 27, 2004, we were acquired in a merger transaction (the “Merger”) by a subsidiary of Kingpin Holdings LLC (“Kingpin”), a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”) to effect the Merger. Kingpin Holdings is owned by a fund managed by CHS and other equity investors.

Emergence from Chapter 11

In 1996, the Company operated approximately 200 U.S. and 79 international bowling centers and also owned Products. After acquiring approximately 260 bowling centers, Centers revenue and cash flow from operations (as measured on a constant center basis) had generally declined. Rapid growth led to problems in integrating new centers and managing the expanded operations. At the same time, Products revenue and cash flow from operations were declining as demand for NCPs dropped and product quality and order fulfillment problems began to adversely impact sales.

In mid-1999, it became apparent that cash flows were insufficient to service long term debt obligations and the filing of a voluntary petition for relief under Chapter 11 (“Chapter 11”), Title 11 of the United States Bankruptcy Code, was the most effective way to restructure the Company’s balance sheet.

On July 2, 2001 (the “Petition Date”), Worldwide and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11. After the Petition Date, AMF Bowling, Inc., our former indirect parent, filed a separate petition for relief under Chapter 11.

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

Although the Effective Date was March 8, 2002, the consummation of the Chapter 11 Plan was reflected as of February 28, 2002, the end of our most recent fiscal month prior to the Effective Date. The Company, as it existed prior to the Effective Date, is referred to as the predecessor company (the “Predecessor Company”), and as it existed on and after the Effective Date through February 26, 2004, is referred to as the reorganized predecessor company (the “Reorganized Predecessor Company”). The operating results and cash flows of the Reorganized Predecessor Company and the Predecessor Company are separately presented as a result of the application of fresh start accounting at February 28, 2002. Our financial statements after the Effective Date are not comparable with the Predecessor Company’s financial statements.

Historical Financial Statements

The accompanying historical consolidated financial statements for periods prior to January 1, 2002 do not reflect the effects resulting from our emergence from Chapter 11, but instead represent the financial position and capital structure as of the dates indicated. As such, among other things, the historical consolidated financial statements do not reflect the effects of the cancellation of indebtedness that resulted from the Chapter 11 proceeding, our post-Chapter 11 Plan capital structure or the application of fresh start accounting. The application of fresh start accounting resulted in the revaluation of our long lived assets. This revaluation lowered depreciation and amortization expense in periods subsequent to February 2002. The operating results and cash flows of the New Company and the Reorganized Predecessor Company are separately presented, as the financial statements after the Merger are not comparable with the Reorganized Predecessor Company’s financial statements just as the financial statements of the Reorganized Predecessor Company are not comparable with the Predecessor Company’s financial statements.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we wrote off our goodwill at January 1, 2002.

See “Joint Venture” above for a description of our investment in the Joint Venture.

Business Segments

Centers

As of July 2, 2006, we operated 348 bowling centers in 39 states and Puerto Rico and 13 bowling centers outside the U.S. Centers contributed approximately 93% of consolidated revenue during Fiscal Year 2006.

Centers derives revenue from three sources:

•	bowling;

•	food and beverage sales; and

•	ancillary sources, including shoe rental, amusement machines, billiards and pro shops (“Ancillary Sources”).

In Fiscal Year 2006, bowling, food and beverage sales and Ancillary Sources represented 57%, 28% and 15% of total Centers revenue, respectively.

Bowling revenue, the largest component of a center’s revenue, is derived from recreational play and league play, each representing approximately 50% of annual bowling revenue in U.S. Centers. Like the bowling center industry, generally our league revenue and lines (games bowled) have been declining for a number of years. Recreational play including scheduled play (such as birthday or corporate parties), open or unscheduled play, increased food and beverage sales and price increases have offset declines in league revenue.

Holdings

Holdings consists of our investment in the Joint Venture and a service company that provides services exclusively to the Joint Venture. After intercompany eliminations, Holdings contributed approximately 1% of consolidated revenue during Fiscal Year 2006. This revenue reflects the time period from October 8, 2005 to July 2, 2006 and was primarily generated by UK BPO.

Products

Products contributed approximately 8% of our revenue during Fiscal Year 2006, from the period July 4, 2005 through October 7, 2005. Products contributed approximately 19% of our revenue during Fiscal Year 2005

(excluding intersegment sales to Centers). Products revenue is split between NCP and Modernization and Consumer Products. NCP revenue includes revenue from the sale of refurbished pinspotters, new automatic scoring systems, lanes, bowler seating and other components.

Sales of Modernization and Consumer Products to bowling center operators provide a more stable base of recurring annual revenue than NCP sales. Some products in this category, such as bowling pins, are typically replaced annually to maintain a center. Other products, while purchased less frequently, are necessary to modernize a center or to replace worn out equipment.

Products revenue historically included approximately $17 million to $25 million annually of intersegment sales to Centers. These sales were eliminated from our consolidated financial results but are reflected in the Products results.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 16. Geographic Segments” and “Note 17. Business Segments” in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments. See also “Joint Venture” above for a discussion of changes to the operations of the Products segment.

Business Strategy

After forming the Joint Venture, we focused on our U.S. Centers business including the strategies discussed below. We will continue to consider strategic options including acquisitions and divestitures as opportunities arise.

Customer Service: We continue to focus on improving the customer experience through better quality, service and cleanliness. A measurement tool of this strategy is our secret shopper program whose results are tied to our incentive compensation plans. We have increased spending in areas such as payroll and maintenance to make our centers more attractive.

Improved Food and Beverage Offering: In Fiscal Year 2005 and 2006, we introduced a new core menu and changed food and soft drink providers. We added staff with professional culinary and alcoholic beverages backgrounds. Focus areas in Fiscal Year 2007 will be improved lane service and better execution of product quality and presentation. We believe these efforts will increase the average spend per customer visit.

Focused Marketing and Sales Efforts: To increase open play traffic, marketing continues to develop a system-wide direct mail program that has demonstrated attractive responses, along with media advertising in selected markets. Additionally, the Company has established a sales force that targets the corporate market and large events.

Attracting Higher Quality General Managers: A center’s success is directly related to the quality of the general manager. Our Human Resources Department continues its efforts to recruit and hire general managers and other members to the center’s management team who will enhance our customer’s experience and operating efficiency. In addition, we will regularly review our compensation levels and bonus plans to ensure that they support our effort to attract and retain high quality general managers.

Selectively Invest in Facility Improvements: To improve the customer experience, we are making selective facility improvements to key bowling centers, such as new scoring systems, improved lighting and interior decor, larger arcades and restrooms. We continue to monitor the progress of our Long Island market, our first test market of this strategy. Additionally, we converted four of our existing centers to 300 centers. These centers offer an enhanced facility, service and food and beverage model.

Seasonality

Centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Industry and Competition

Our centers compete with other bowling centers in their markets primarily through customer service, quality of bowling equipment, location and facilities. The U.S. bowling center industry is highly fragmented. There are approximately 5,500 bowling centers that are owned by single-center and small-chain operators. Of these, approximately 2,000 have 24 lanes or more. There is only one other large bowling center operator which operates approximately 125 centers worldwide. There are three smaller chains that together operate approximately 55 bowling centers in total.

Bowling is both a competitive sport and a recreational entertainment activity and, as such, faces competition from numerous other sporting and leisure alternatives. Centers performance and operating results are affected by many factors, including weather, the quality of the customer experience, the availability and affordability of other sports, recreational and entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which we have no control.

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, difficulty in obtaining distribution and support for products, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Management believes that the international operations are less subject to the risks inherent in operating internationally since the formation of the Joint Venture and the sale of our former centers in the United Kingdom and Australia.

Employees

As of July 2, 2006, the Company had approximately 9,362 full and part-time employees worldwide, of which approximately 9,136 employees work in our centers, approximately 154 employees work in our support center and 72 employees work outside the support center in the field as operations management supporting our centers. The split between full-time and part-time employees is approximately 44% and 56%, respectively. Approximately 9,057 are employed in the U.S. and approximately 305 are employed internationally. We believe our relations with our employees are satisfactory. Substantially all employees are non-union employees.

Website Access to Securities and Exchange Commission Reports

We file annual, quarterly and current reports, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). Our website address is www.amf.com. Through a link to the SEC’s internet site on the “About AMF” portion of our website, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished to the SEC soon as reasonably practical after we electronically file such material with the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks. From time to time, we may make forward-looking statements that relate to future revenues, expenses, center improvements, market conditions, new strategies or other events that we expect or anticipate will occur in the future. Forward-looking statements are based on our current views and assumptions and as a result, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Set forth below are certain of the important risks that we face and that could cause actual results to differ materially from those predicted by the forward-looking statements. These risks are not the only ones we face. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe are not material.

Popularity of bowling and competition from other leisure activities may adversely affect our results: Bowling is our core business and is both a competitive sport and a recreational entertainment activity. As such, we face competition from numerous other sporting and leisure alternatives. If we are unsuccessful in reducing the decline in leagues and in growing recreational play, our business will suffer. The bowling business is also highly competitive in local markets. We compete for customers, employees and in other important aspects of our business with other local bowling centers and leisure activity providers.

Retaining key employees and controlling labor costs are keys to our success: To succeed, we need to attract, train and retain quality managers in our centers. We compete with other retail businesses in attracting these managers. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs.

The Company’s growth depends on the successful implementation of our business strategies: Our growth is dependent on our ability to identify, develop and execute strategies. While we believe our strategies will focus will enable us to grow our business, misjudgments or a lack of execution could have a material adverse effect on our business, financial condition and results of operations. Our non maintenance capital is directed at improvements to our centers that will enhance the customer experience. These improvements must be coordinated with the hiring and training of quality managers to be effective and their success depends on our ability to identify the improvements that will meet our customers’ expectations.

Our substantial lease obligations could impair our financial flexibility and our competitive position: We have and will continue to have significant lease obligations. As of July 2, 2006, we have operating leases for 186 centers with initial lease terms of approximately 20 years and 9 consecutive renewal terms. These obligations could: limit our ability to obtain necessary financing; require us to dedicate a substantial portion of our cash flow to payments on our lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements; and make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business. In addition, we have approximately 117 other leases with relatively short remaining terms. There can be no assurance that we will be able to renew leases at rents that would permit us to maintain or increase existing cash flow margins or on terms that are otherwise favorable to us.

General economic conditions: General economic factors that are beyond our control impact our forecasts and actual performance. These factors include the cost of energy and other matters that influence consumer confidence and spending. Increases in energy costs raise the cost of operating our centers and affect consumer spending patterns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Centers

As of July 2, 2006, we operated 348 bowling centers in the U.S. and Puerto Rico and 13 centers outside the U.S. The average age of our U.S. bowling centers, including leased centers, is approximately 40 years. A typical center has approximately 1,000 square feet of total space per lane. Our average center has approximately 38 lanes. During Fiscal Year 2006, we permanently closed 4 centers in the U.S.

The following table profiles Centers as of July 2, 2006:

Country	Number of Centers	Owned	Leased
U.S.	348	53	295
Mexico	8	5	3
France	2	—	2
Japan	3	—	3

Total	361	58	303

During Fiscal Year 2006, we sold the land and buildings associated with seven bowling centers in the U.S. for net proceeds of $6.4 million and gains of $2.1 million. In addition, we received net proceeds of $2.1 million and gains of $0.7 million related to the sale of one international center.

During Fiscal Year 2005, we sold the excess land and buildings associated with four bowling centers in the U.S. for net proceeds of $3.4 million and losses of $0.5 million and received $4.3 million in consideration of the termination of a lease for premises on which we operated a center. In addition, we terminated our license with the City of Paris, France to operate a center and received $4.5 million.

On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69.9 million. During calendar year 2004, we closed five centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining operating centers in Australia for approximately $44.7 million. We no longer have center operations in the United Kingdom and Australia.

In connection with the Merger, AMF Centers and American Recreation Corporation, both wholly-owned indirect subsidiaries of Worldwide, sold the land and related improvements of 186 owned U.S. centers to unrelated third parties for gross proceeds of $254.0 million and AMF Centers simultaneously leased these bowling centers from the purchasers pursuant to two leases, each for an initial lease term of approximately 20 years, with 9 consecutive renewal terms, the first of which being for a term of 10 years and the second through ninth of which being for a term of 5 years each.

Our remaining bowling center leases are subject to periodic renewal. Forty-five leases for U.S. centers have leases that expire during the next three years, of which twenty have renewal options at fixed rent increases. Six leases for our international centers have leases that expire during the next three years, none of which have renewal options at fixed rent increases. Management believes that it will generally be successful in renewing expiring center leases. There can be no assurance, however, that management will be able to renew leases, absent a favorable fixed rent in the option, at rents that would permit us to maintain or increase existing cash flow margins or on terms that are otherwise favorable to us. In addition, in light of the age of our centers, which may require significant capital expenditures for maintenance, we may choose not to renew leases for marginally performing centers. If we are unable to renew leases at rents that allow centers to remain profitable or management chooses not to renew leases, absent acquiring or building additional centers, the number of centers will decrease.

Corporate

Our corporate headquarters is located in Mechanicsville, Virginia, adjacent to one of our centers. We lease additional space from the Joint Venture to house some of the support functions. The Joint Venture has manufacturing facilities in the U.S. and Italy and a number of sales and warehouse operations throughout the world. For information concerning material liens against our owned real estate, see “Note 9. Long-Term Debt” in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation and employment claims. The Company has insurance to cover general liability and workers compensation claims. The insurance is subject to a self insured retention. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, no claims or actions in which we are involved are expected to have a material adverse impact on our financial position or results of operations.

In April 2005, we settled the last of two class actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. Those settlements are final.

In July 2005, the Australian state of Western Australia assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is an internal review process by the department of revenue of Western Australia. In March 2006, the Australian state of South Australia assessed our former subsidiary that operated our bowling centers in Australia (“BCO Australia”) $405,000 for stamp tax relating to the Merger. Under the stock purchase agreement (the “SPA”) by which we sold our interest in BCO Australia in February 2005, we were responsible for this assessment. We paid this assessment under protest and filed an objection. The objection is an internal review process by the department of revenue of South Australia. If the assessments are not reversed, management will consider appeals. The Australian state of New South Wales (“NSW”) has also made inquiries about the applicability of its land-rich laws to the Merger but has not made an assessment.

After signing the SPA, the Australian state of NSW passed a law that made a vendor of the stock of a land rich company liable for stamp tax. In March 2006, NSW assessed Worldwide for vendor’s stamp tax of $369,000, including interest as the vendor in the sale to BCO Australia under the SPA. Worldwide paid the assessment and made a claim for indemnification against the buyer under the SPA.

Regulatory Matters

State and local governments require bowling centers to hold permits to sell alcoholic beverages and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals). There are no unique regulations applicable to bowling center operations or bowling equipment manufacturing. Currently, and from time to time, we are subject to claims relating to the violations of regulations.

Our operations are also subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

From time to time, we are subject to environmental and other regulatory claims. In management’s opinion, such claims are not likely to have a material adverse impact on our financial position or results of operations.

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

As a result of the Merger, the Old Common Stock was canceled and is no longer publicly traded. As of July 2, 2006, all of the New Common Stock is held by Kingpin Intermediate Corp.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the fiscal periods indicated below were derived from our audited consolidated financial statements for the Fiscal Year 2006, Fiscal Year 2005, the New Company 2004 Four Months, the Reorganized Predecessor Company 2004 Eight Months, the Fiscal Year 2003, the Reorganized Predecessor Company 2002 Four Months, the Predecessor Company 2002 Two Months, the six months ended June 30, 2002 (as defined in “Description of Reporting Periods” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the year ended December 31, 2001. The data should be read in conjunction with our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report. The selected financial data for periods prior to December 31, 2001 do not reflect our emergence from Chapter 11 but instead represent our financial position and capital structure prior to the implementation of the Chapter 11 Plan. As such, among other things, the data does not reflect the effects of the cancellation of indebtedness resulting from the Chapter 11 proceeding, our post-Chapter 11 Plan capital structure or the application of fresh start accounting. Also, in accordance with SFAS No. 142, we wrote off our goodwill as of January 1, 2002.

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

AMF BOWLING WORLDWIDE, INC.

SELECTED FINANCIAL DATA

	New Company			Reorganized Predecessor Company			Predecessor Company	Six Months ended 2002 (c)	Predecessor Company
(In millions)	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months	2004 Eight Months	Fiscal Year 2003	2002 Four Months	2002 Two Months		December 31, 2001
Statements of Operations Data (a)(b):
Operating revenue	$499.1	$568.6	$183.6	$386.1	$571.0	$189.4	$107.8	$297.2	$605.7

Operating expenses	448.1	531.0	179.8	346.7	468.4	166.6	79.9	246.5	540.5
Depreciation and amortization	37.5	45.6	16.4	32.8	69.9	25.4	15.4	40.8	119.4

Total operating expenses	485.6	576.6	196.2	379.5	538.3	192.0	95.3	287.3	659.9

Operating income (loss)	13.5	(8.0)	(12.6)	6.6	32.7	(2.6)	12.5	9.9	(54.2)

Interest expense	22.4	25.6	8.4	24.2	37.6	15.2	7.8	23.0	102.6

Income (loss) from continuing operations before reorganization items, net, gain on debt discharge, net, fresh start accounting adjustments, provision (benefit) for income taxes, equity in loss of joint ventures, net, and cumulative effect of change in accounting for goodwill	(13.0)	(28.2)	(21.2)	(48.9)	0.7	(13.3)	3.9	(9.5)	(161.0)

Gain on debt discharge, net	—	—	—	—	—	—	(774.8)	(774.8)	—
Fresh start accounting adjustments	—	—	—	—	—	—	66.0	66.0	—
Cumulative effect of change in accounting for goodwill	—	—	—	—	—	—	(703.4)	(703.4)	—
Income (loss) from continuing operations	(15.2)	(33.2)	(19.8)	(52.1)	(1.9)	(17.1)	1,402.0	1,384.9	(222.2)
Discontinued operations:
Gain (loss) from operations	—	7.1	0.8	4.3	5.3	1.5	(14.1)	(12.6)	5.2
Gain on disposals, net of tax	(0.7)	15.4	—	—	—	—	—	—	—

Net income (loss)	$(15.9)	$(10.7)	$(19.0)	$(47.8)	$3.4	$(15.5)	$(19.0)	$(34.6)	$(217.0)

Net income (loss) per common share:
Basic	N/A	N/A	N/A	$(4.78)	$0.34	$(1.56)	$—	$—	$—
Diluted	N/A	N/A	N/A	(4.78)	0.34	(1.56)	—	—	—

Income (loss) from continuing operations per common share:
Basic	N/A	N/A	N/A	$(5.21)	$(0.19)	$(1.71)	$—	$—	$—
Diluted	N/A	N/A	N/A	(5.21)	(0.19)	(1.71)	$—	$—	$—

AMF BOWLING WORLDWIDE, INC.

SELECTED FINANCIAL DATA

(In millions)	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003	June 30, 2002	December 31, 2001
Selected Balance sheet data:
Total assets	$357.0	$391.6	$502.1	$731.4	$755.5	$1,549.4
Goodwill	—	—	—	—	—	718.4
Working capital (d)	9.0	28.1	(15.5)	(10.4)	(7.4)	(613.4)
Liabilities subject to resolution (e)	0.1	0.1	0.2	1.3	3.6	595.5
Total debt	203.5	204.8	288.8	416.5	441.1	619.5
Stockholder’s equity (f)	82.5	97.2	111.4	211.6	200.9	229.5

(a)	Certain amounts have been reclassified to conform to current year presentation.
(b)	Certain amounts may be affected by rounding.
(c)	Six months ended June 30, 2002 is the combination of the Predecessor Company Two Months and the Reorganized Predecessor Company Four Months and is presented for comparability purposes. These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of fresh start accounting and are therefore not presented in accordance with generally accepted accounting principles.
(d)	Working capital as of December 31, 2001, excludes the classification of $595.5 million of liabilities subject to resolution.
(e)	Liabilities subject to resolution refers to those claims that either were impaired under the Chapter 11 Plan or are personal and real property tax claims. The holders of the impaired claims did not receive the full amount of their claims, but received a pro rata distribution of our Old Common Stock, Series A Warrants and Series B Warrants.
(f)	In connection with the Merger, in Fiscal Year 2004, we paid a dividend of $250.3 million to Kingpin Intermediate Corp. which was deposited with our disbursement agent for payment to Worldwide’s then common stockholders and included $1.0 million for the benefit of unissued equity holders under the Chapter 11 Plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents

This MD&A includes the following:

•	Overview
•	Joint Venture
•	Accounting for the Joint Venture
•	Outlook
•	Merger
•	Consolidated Results
•	Fiscal Year 2006 compared with Fiscal Year 2005
•	Fiscal Year 2005 compared with Fiscal Year 2004
•	Performance by Business Segment

Centers

•	Fiscal Year 2006 compared with Fiscal Year 2005
•	Fiscal Year 2005 compared with Fiscal Year 2004

Holdings

Products

•	Fiscal Year 2006 compared with Fiscal Year 2005
•	Fiscal Year 2005 compared with Fiscal Year 2004
•	Financial Condition
•	Liquidity
•	Capital Resources
•	Contractual Obligations
•	Asset Sales
•	Capital Expenditures
•	Seasonality and Market Development Cycles
•	Off-Balance Sheet Arrangements
•	International Operations
•	Impact of Inflation
•	Recent Accounting Pronouncements
•	Critical Accounting Estimates
•	Disclosures Regarding Forward-Looking Statements

Overview

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and have an investment in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company has two reportable business segments:

•	the operation of bowling centers (“Centers”); and

•	“Holdings”, which holds our investment in the Joint Venture (defined below) and a service company that provides services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF was engaged in two business segments:

•	Centers; and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discuss the results of Centers and Products separately.

AMF is the largest operator of bowling centers in the world with 361 centers in operation as of July 2, 2006, and is comprised of 348 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 centers, four of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 centers. The results of the 300 centers are not material to the Centers business segment.

On September 30, 2004, we sold our 33 bowling centers in the United Kingdom and on February 8, 2005, we sold our 42 bowling centers in Australia. We no longer have bowling center operations in these countries. The results of Centers in these countries have been reported as discontinued operations for all periods in which they are presented.

AMF was also one of the largest manufacturers of bowling equipment in the world. We conducted our business of manufacturing and selling bowling equipment through our Products subsidiaries until October 7, 2005. Until such date, we reported Products as a segment of our business. Our Products segment includes the manufacture of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes. On October 7, 2005, we entered into the Joint Venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”).

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented and are included within our former Products segment.

Worldwide serves as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for the Joint Venture thereafter.

Joint Venture

On October 7, 2005, we completed transactions to form the Joint Venture. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six members split equally between AMF Holdings and the shareholder of Qubica.

AMF Bowling Products UK Limited (“UK BPO”), a company organized under the laws of the United Kingdom, was a subsidiary of our Products business but was not contributed to the Joint Venture. UK BPO is now owned by AMF Holdings and provides technical services exclusively to the Joint Venture under a services agreement. The Joint Venture provides administrative services, such as accounting and financial services, to UK BPO.

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture and its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices charged and volumes similar to those in the past, a trademark license agreement between

Worldwide and the Joint Venture, AMF Products and Qubica that allows them to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements reflect commercial terms.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released (see Note 9). In addition, the Joint Venture and certain of its subsidiaries entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and its subsidiaries secure the Joint Venture credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings is obligated to contribute capital or make loans to the Joint Venture.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses of our investment approximately one quarter in arrears. For the period October 8, 2005 to March 31, 2006, the Joint Venture reported total assets of $90.7 million, total revenues of $71.5 million, gross profit of $23.1 million, an operating loss of $8.0 million and a net loss of $9.5 million. For the year ended July 2, 2006, we recorded losses from our investment of $6.0 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment to loss from equity affiliate over five years. AMF continues to purchase bowling equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes. The only audited financial statements available for the Joint venture cover the period from October 8, 2005 (inception) through December 31, 2005.

As of the end of Fiscal Year 2006, using financial information available from the Joint Venture through March 31, 2006, the Joint Venture met one of the tests for significance contained in Regulation S-X under the federal securities laws. We will file the Joint Venture’s audited financial statements for its first full fiscal year ending December 31, 2006, as an exhibit in an amendment to this Form 10-K, within 90 days after December 31, 2006 as permitted by Regulation S-X.

Outlook

In Fiscal Year 2006, we continued to evaluate and implement programs to improve our Centers business. In the second quarter of Fiscal Year 2006, we completed the transactions related to the Joint Venture. We believe these efforts will allow management to focus on our core bowling centers business and to continue to explore strategic opportunities including acquisitions and divestitures as opportunities arise.

Merger

On February 27, 2004, we were acquired in a merger transaction (the “Merger”) by a subsidiary of Kingpin Holdings LLC (“Kingpin”), a Delaware limited liability company formed at the direction of Code Hennessy & Simmons LLC, a Chicago-based private equity firm (“CHS”) to effect the Merger. Kingpin Holdings is owned by a fund managed by CHS and other equity investors.

Consolidated Results

The results of operations of the consolidated group of companies, Centers and Holdings are discussed below. The business segment results are presented before intersegment eliminations since we believe this provides a more accurate comparison of performance by segment. The intersegment eliminations are included in the consolidated results and are not material.

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

The following table describes the periods presented in the MD&A:

Period	Referred to as
Results for the New Company from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Results for the New Company from June 28, 2004 through July 3, 2005	“Fiscal Year 2005”

Combined New Company 2004 Four Months and Reorganized Predecessor Company 2004 Eight Months	“Fiscal Year 2004” *

Results for the New Company from March 1, 2004 through June 27, 2004	“New Company 2004 Four Months”

Results for the Reorganized Predecessor Company From June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”

*	These combined periods are not comparable because they are not presented on the same basis of accounting due to the application of purchase method accounting and are therefore not presented in accordance with generally accepted accounting principles (“GAAP”).

Consolidated Group

	Fiscal Year
(In millions)	2006	2005	2004(a)
Operating revenue	$499.1	$568.6	$569.6

Cost of goods sold	69.8	128.2	130.5
Bowling center operating expenses (b)	330.8	326.3	318.2
Selling, general and administrative expenses (b)	46.0	65.0	76.8
Asset impairment	1.5	11.5	0.8
Depreciation and amortization	37.5	45.6	49.3

Operating income (loss)	13.5	(8.0)	(6.0)

Interest expense, net	20.4	24.2	32.1
Loss on extinguishment of debt	—	1.8	35.3
Other (income) expense, net	0.1	(5.8)	(3.3)
Loss from equity affiliate	6.0	—	—

Loss from continuing operations before reorganization items, net and provision for income taxes	(13.0)	(28.2)	(70.1)
Reorganization items, net	—	—	(0.3)

Loss from continuing operations before provision for income taxes	(13.0)	(28.2)	(69.8)
Provision for income taxes	2.2	5.0	2.0

Loss from continuing operations	(15.2)	(33.2)	(71.8)

Discontinued operations:
Income from discontinued operations, net of tax	—	7.1	5.0
Gain (loss) on disposals, net of tax	(0.7)	15.4	—

Income (loss) from discontinued operations	(0.7)	22.5	5.0

Net loss	$(15.9)	$(10.7)	$(66.8)

(a)	Fiscal Year 2004 is unaudited.

(b)	Certain Center operations management expenses have been reclassified from bowling center operating expenses to selling, general and administrative expenses. Reclassification amounts for Fiscal Year 2006, Fiscal Year 2005 and Fiscal Year 2004 were $26,032, $15,045 and $12,320, respectively.

Fiscal Year 2006 compared with Fiscal Year 2005

Consolidated operating revenue was $499.1 million in Fiscal Year 2006 compared with $568.6 million in Fiscal Year 2005, a decrease of $69.5 million, or 12.2%. This decrease was primarily related to Products being contributed to the Joint Venture in Fiscal Year 2006. This decrease was partially offset by a $6.6 million increase in Centers revenue as a result of an increase in open play as well as increases in food and ancillary sources revenue.

Operating income was $13.5 million in Fiscal Year 2006 compared with an operating loss of $8.0 million in Fiscal Year 2005, an increase of $21.5 million. The increase in operating income was primarily due to a decrease in cost of goods sold and selling, general and administrative expenses of $72.9 million, related to Products no longer being fully consolidated. Expenses related to asset impairments decreased $10.0 million. In addition, the Company recorded $0.9 million in expenses related to its divestiture initiatives. Casualty losses totaling $0.6 million were recorded during the year primarily related to hurricanes early in Fiscal Year 2006.

Fiscal Year 2005 compared with Fiscal Year 2004

Consolidated operating revenue was $568.6 million in Fiscal Year 2005 compared with $569.6 million in Fiscal Year 2004, a decrease of $1.0 million, or 0.2%. This decrease was primarily attributable to a decrease in revenue of $12.8 million due to closing of 28 bowling centers since the beginning of Fiscal Year 2004. This decrease was partially offset by a $6.9 million increase in U.S. continuing center revenue as a result of an increase in open play lineage as well as increases in food and ancillary sources revenue. In addition, Products revenue increased $9.7 million, or 7.2%, primarily as a result of increased sales to Centers and an increase in intercompany pricing. Our intercompany revenue eliminations were approximately $5.4 million greater than in Fiscal Year 2004 due to the same factors.

Operating loss was $8.0 million in Fiscal Year 2005 compared with an operating loss of $6.0 million in Fiscal Year 2004, an increase in the loss of $2.0 million, or 33.3%. The increase in the loss was primarily due to an increase in asset impairments of $10.7 million and an increase in bowling center operating expenses of $10.8 million, or 3.3%, primarily the result of an increase in rent as a result of the sale-leaseback agreements that were entered into in connection with the Merger (the “Sale-Leaseback Agreements”).

Asset Impairment

We recorded approximately $1.5 million in Fiscal Year 2006, $11.5 million in Fiscal Year 2005 and $0.8 million in Fiscal Year 2004 related to asset impairment charges representing the difference between the fair market value and carrying value of impaired assets of both closed and under-performing bowling centers in the U.S. The asset impairment charges related to under-performing bowling centers, many of which were subsequently closed. Fair market value is generally determined based on the estimated sales proceeds of idle bowling center property or the future cash flows of centers still in operation.

Depreciation and Amortization

Depreciation and amortization decreased $8.1 million, or 17.8% in Fiscal Year 2006 when compared with Fiscal Year 2005. This decrease was primarily attributable to a decrease of $5.3 million related to Products no longer being fully consolidated during Fiscal Year 2006. In addition, depreciation and amortization for U.S. Centers decreased $1.6 million.

Depreciation and amortization decreased $3.7 million, or 7.5%, in Fiscal Year 2005 when compared with Fiscal Year 2004. This decrease was primarily attributable to a decrease of $10.7 million in Centers depreciation as a result of machinery and equipment acquired in 1996 and 1997 becoming fully depreciated. Additionally, depreciation decreased $2.5 million for Fiscal Year 2005 as a result of the Sale-Leaseback Agreements. Closed centers represent $1.5 million of the decrease in Fiscal Year 2005. These decreases were partially offset by an increase in depreciation primarily attributable to adjustments made as a result of the application of purchase method accounting related to the Merger of $6.5 million for Fiscal Year 2005.

Interest Expense, net

In Fiscal Year 2006, interest expense, net decreased $3.8 million, or 15.7% when compared with Fiscal Year 2005. This decrease was primarily the result of lower principal amounts outstanding under both our Credit Agreement and Subordinated Notes, offset slightly by increasing interest rates.

In Fiscal Year 2005, interest expense, net decreased $7.9 million, or 24.6% when compared with Fiscal Year 2004. This decrease was primarily the result of lower principal amounts in Fiscal Year 2005 and lower interest rates under the Credit Agreement. Fiscal Year 2004 included approximately eight months of the greater indebtedness in our capital structure prior to the Merger.

Provision for Income Taxes

Total tax provision in Fiscal Year 2006 was $1.4 million, of which $0.8 million relates to a benefit from discontinued operations. Tax provision for continuing operations was $2.2 million. Of this amount, $1.2 million represents tax provision for state and local taxes and $1.0 million was for certain foreign taxes.

For Fiscal Year 2006, we had pretax losses in the US and foreign jurisdictions but did not recognize a tax benefit for the losses. We have a valuation allowance as of July 2, 2006 totaling $191.1 million against the net deferred tax asset related to net operating losses and future deductible temporary items on which management believes we will not realize the benefits based on the “more likely than not” criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” We have net operating loss carryforwards of approximately $37.8 million from Fiscal Year 2006, of which $28.3 million relates to certain restricted unrealized built-in losses in existence at the change of control date. In addition, there are net operating losses of $51.8 million from Fiscal Year 2005, $84.9 million from Fiscal Year 2004, $37.6 million from Fiscal Year 2003 and $21.9 million from Fiscal Year 2002. The net operating losses will begin to expire in 2022. Net operating losses and net unrealized built-in losses have certain restrictions when there is a change in control. Consequently, at the change of control date, there was a valuation allowance against all net deferred tax assets including any net operating losses.

During Fiscal Year 2006, contingency reserves were analyzed and adjusted related to income taxes payable in multiple jurisdictions. Certain of the contingencies existed at the date of Merger. Consequently, intangibles were reduced by $1.7 million in Fiscal Year 2006 and no tax benefit was recorded.

Net Income (Loss)

Net loss in Fiscal Year 2006 totaled $15.9 million compared with $10.7 million in Fiscal Year 2005. This change was primarily attributable to the changes discussed above as well as the recognition of a loss on the sale of Billiards of $0.7 million during Fiscal Year 2006 compared with a gain on the disposal of our United Kingdom and Australian bowling centers of $15.4 million during Fiscal Year 2005.

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

Performance by Business Segment

Centers

While Centers results reflect worldwide bowling centers operations, the results of operations for the centers in the United Kingdom and Australia have been reported as discontinued operations for all periods presented and are not included in the tables or discussion below. To facilitate a meaningful comparison, the continuing center results reflect 361 centers (348 U.S. Centers and 13 international centers). Continuing centers include all constant centers that have been in operation two full fiscal years as of July 2, 2006 as well as any new centers opened in that same period.

	Fiscal Year
(In millions)	2006	2005	2004 (a)
Centers (b):
Operating revenue	$465.0	$458.4	$463.8

Cost of goods sold	43.8	44.0	48.1
Bowling center operating expenses	332.4	321.2	310.3
Selling, general and administrative expenses	26.0	25.1	21.5
Asset Impairment	1.1	10.0	—
Depreciation and amortization	35.4	37.3	42.4
Restructuring, refinancing and other charges	—	—	0.8

Operating income	$26.3	$20.8	$40.7

Selected data:
Number of centers, end of period	361	367	386
Number of lanes, end of period	13,843	14,049	14,779

(a)	Fiscal Year 2004 is unaudited.
(b)	Before intersegment eliminations.

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	Fiscal Year
	2006	2005	2004
Revenue:
Bowling	57.1%	58.2%	58.4%
Food and beverage	28.2	27.3	27.6
Ancillary sources	14.7	14.5	14.0

Fiscal Year 2006 compared with Fiscal Year 2005

Centers operating revenue for Fiscal Year 2006 increased $6.6 million, or 1.4%, as compared with Fiscal Year 2005. Constant center revenue increased $17.0 million, or 3.9%, primarily due to increased traffic, price increases and more food and beverage sold to customers. Open play revenue reflected growth as a result of increased traffic more than offsetting declines in league revenue. This growth in open play contributed to the increases in food, beverage and shoe revenue. Partially offsetting this increase is a decrease in revenue of $9.7 million attributable to the closure of 25 U.S. bowling centers since June 27, 2004. Fiscal Year 2006 had 52 weeks, while Fiscal Year 2005 had 53 weeks, with the extra week being reported in the fourth quarter.

Centers operating expenses increased $11.2 million, or 3.5%. This increase was primarily due to increases in U.S. constant center operating expenses of $24.2 million, or 8.1%. Payroll reflected an increase of 6.1% primarily related to our increased focus on customer service. Utilities reflected increases of 14.6% driven by market conditions. In addition, insurance expense was 34.3% over prior year primarily related to general liability claims. Fiscal Year 2006 also includes $0.6 million in casualty losses incurred as a result of hurricanes. Partially offsetting these increases was a decrease in expenses of $11.4 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 71.4% for Fiscal Year 2006 and 70.1% for Fiscal Year 2005.

Selling, general and administrative expense was $26.0 million for Fiscal Year 2006, an increase of $0.9 million, or 3.6%, as compared with $25.1 million in Fiscal Year 2005.

Depreciation and amortization decreased $1.9 million, or 5.1%, primarily attributable to the closure of four centers in the U.S. Depreciation and amortization related to closed centers was $0.4 million in Fiscal Year 2006 compared to $2.4 million Fiscal Year 2005.

Operating income was $26.3 million in Fiscal Year 2006 versus operating income of $20.8 million in Fiscal Year 2005, primarily due to the increase in revenue. This increase is partially offset by the decrease in depreciation and amortization as discussed above. Centers recorded charges related to asset impairment of $1.1 million in Fiscal Year 2006 compared with $10.0 million in Fiscal Year 2005.

Fiscal Year 2005 compared with Fiscal Year 2004

Centers operating revenue for Fiscal Year 2005 decreased $10.9 million, or 3.5%, as compared with Fiscal Year 2004. This decrease is a result of a decline in revenue of $12.8 million attributable to closing 28 bowling centers since the beginning of Fiscal Year 2004. Offsetting this decrease is an increase in U.S. continuing center revenue of $6.9 million, or 1.6%, primarily due to an increase in open play lineage as well as an increase in U.S. continuing centers “average price per game.” An increase in food and ancillary sources revenue also contributed to the offset.

Bowling center operating expenses increased $14.5 million, or 4.4%. This increase is primarily attributable to an increase in U.S. continuing center operating expenses of $17.4 million, or 5.8%, of which $19.3 million is attributable to an increase in rent as a result of the Sale-Leaseback Agreements. Excluding the impact of the increase in rent expense, U.S. continuing center operating expenses increased approximately 0.7% primarily the result of increased payroll, maintenance and supplies expense, and insurance expense. Additionally, Centers recorded a charge of $0.4 million in Fiscal Year 2005 and $0.6 million in Fiscal Year 2004 related to legal actions alleging unsolicited communications. In Fiscal Year 2004, Centers recognized $1.4 million related to casualty gains. Offsetting these increases was a decrease in operating expenses of $0.5 million due to closed bowling centers. Additionally, costs of $13.1 million were incurred in connection with the Merger in Fiscal Year 2004. In Fiscal Year 2005 Centers recognized $1.1 million related to losses on disposals of fixed assets compared to $0.7 million related to gains on disposals of fixed assets in Fiscal Year 2004. As a percentage of revenue, Centers operating expenses were 70.1% in Fiscal Year 2005 and 66.9% in Fiscal Year 2004.

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

Holdings

Beginning October 8, 2005, Holdings consists of our investment in the Joint Venture and UK BPO, a service company for the exclusive benefit for the Joint Venture. The operations of UK BPO are not material and are fully consolidated. Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore record our share of the income or losses of our investment approximately one quarter in arrears. For the period October 8, 2005 to March 31, 2006, the Joint Venture reported total assets of $90.7 million, total revenues of $71.5 million, gross profit of $23.1 million, an operating loss of $7.9 million and a net loss of $9.5 million. In this report, we recorded losses from our investment of $6.0 million including amortization of the investment and elimination of intercompany profit on purchases as Centers continue to purchase from the Joint Venture. There is no comparable prior period for Holdings.

Our investment was recorded initially at cost, and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment and included in net income (loss) of the Joint Venture over 5 years. Centers continues to purchase from the Joint Venture, and eliminates its share of the intercompany profit.

Products

	Fiscal Year
(In millions)	2006 (a)	2005	2004 (b)
Products (c):
Operating revenue	$39.8	$135.7	$125.9
Cost of goods sold	31.6	102.7	100.9

Gross profit	8.2	33.0	25.0

Selling, general and administrative charges	8.3	24.0	20.6
Asset impairment	—	1.5	—
Depreciation and amortization	1.6	6.9	5.8

Operating income (loss)	$(1.7)	$0.6	$(1.4)

Selected data:
Gross profit margin	20.7%	24.3%	19.9%

(a)	Products Fiscal Year 2006 includes amounts from July 4, 2005 through October 7, 2005. There are no results of Products after October 8, 2005 as a result of the formation of the Joint Venture. Therefore data is not comparable with prior periods.
(b)	Fiscal Year 2004 is unaudited.
(c)	Before intersegment eliminations.

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

Products selling, general and administrative expenses increased $3.4 million, or 16.5% compared with Fiscal Year 2004. In Fiscal Year 2005, Products incurred $3.2 million of expenses that were previously recorded at Worldwide and $0.4 million of expenses that were previously recorded at our United Kingdom bowling center operations. In Fiscal Year 2005, Products also incurred $0.6 million in expenses related to the Joint Venture transaction. Additionally, Products had increases in advertising, payroll and legal expenses. These increases were partially offset by the recognition of $0.7 million in gains associated with the disposal of two Products branches.

Depreciation and amortization increased $1.1 million, or 19.0%, primarily due to adjustments made as a result of the application of purchase price accounting related to the Merger.

Operating income was $0.6 million in Fiscal Year 2005 compared with a loss of $1.4 million in Fiscal Year 2004. The increase in operating income is primarily due to the increase in revenue partially offset by the increases in selling, general and administrative expenses and depreciation and amortization as discussed above. Additionally, Products recorded charges of $1.5 million related to asset impairment arising from certain cancelled capital projects within its scoring product line of Products.

Financial Condition

We have $77.6 million in term loans (the “Term Loan”) under our Credit Agreement which also provides an aggregate revolving loan commitment of $40.0 million (the “Revolver”).

We generally rely on cash flow from operations and have the ability to borrow under the Revolver to fund our liquidity and capital expenditure needs. Our ability to repay our indebtedness will depend on future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings under the Revolver will be sufficient to fund its liquidity and capital expenditure needs.

Both the Credit Agreement, as amended, and our indenture dated February 27, 2004 (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of July 2, 2006.

Liquidity

As of the end of Fiscal Year 2006, working capital was $9.0 million compared with $28.1 million at the end of Fiscal Year 2005. Excluding assets held for sale, working capital was $23.9 million at the end of Fiscal Year 2005. This change was primarily attributable to the removal of Products from our consolidated results. Unlike Centers, Products was working capital intensive.

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

As of the end of Fiscal Year 2005, working capital was $28.1 million compared with $15.5 million at the end of Fiscal Year 2004. Excluding assets held for sale, working capital was $23.9 million at the end of Fiscal Year 2005. This change was primarily attributable to an increase in cash of $32.5 million, a result of the proceeds received from the sale of our United Kingdom and Australian bowling center operations, a decrease in the current portion of long-term debt and a lesser amount of long-term debt during the last four months following of the Merger.

Operating Cash Flow

	Fiscal Year
(In millions)	2006	2005	2004 (a)
Cash flows from operating activities:
Before changes in assets and liabilities	$26.9	$50.1	$(0.3)
Working capital	2.6	(4.5)	(0.9)
Discontinued operations	0.7	(22.6)	(5.1)

Total	$30.2	$23.0	$(6.3)

(a)	Fiscal Year 2004 is unaudited.

Net cash provided by operating activities was $30.2 million in Fiscal Year 2006 compared with $23.0 in Fiscal Year 2005, an increase of $7.2 million. Products is included in these results through October 7, 2005 and had a negative impact as working capital typically grows during this period.

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

Investing

	Fiscal Year
(In millions)	2006	2005	2004 (a)
Cash flows from investing activities:
Purchases of property and equipment	$(45.1)	$(41.7)	$(40.2)
Return of cash from equity affiliate	17.5	—	—
Proceeds from the sale of property and equipment	12.6	4.7	4.6
Proceeds from the Sale-Leaseback Agreements	—	—	254.0
Proceeds from sale of subsidiaries	—	114.6	—

Total	$(15.0)	$77.6	$218.4

(a)	Fiscal Year 2004 is unaudited.

Net cash used in investing activities was $15.0 million in Fiscal Year 2006 compared with net cash provided by investing activities of $77.6 million in Fiscal Year 2005. In Fiscal Year 2006 we received $17.5 million return of cash from our equity affiliate at the completion of that transaction and an additional $12.6 million for the sale of eight excess properties and other assets. Capital spending has increased $3.4 million over the prior period. In Fiscal Year 2005, we received proceeds of approximately $114.6 million related to the sale of our bowling centers in the United Kingdom and Australia.

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

Financing

	Fiscal Year
(In millions)	2006	2005	2004 (a)
Cash flows from financing activities:
Borrowings (repayments) of debt, net	$(1.0)	$(82.5)	$(127.2)
Payments under capital lease obligations	(0.3)	(1.4)	(0.5)
Deferred financing costs	—	—	(22.0)
Dividends paid	—	—	(250.3)
Equity investment	—	—	133.7
Other	—	—	(0.9)

Total	$(1.3)	$(83.9)	$(267.2)

(a)	Fiscal Year 2004 is unaudited.

Net cash used in financing activities was $1.3 million in Fiscal Year 2006 compared with net cash used in financing activities of $83.9 million in Fiscal Year 2005. During Fiscal Year 2006, we made payments of approximately $1.0 million on the Term Loan of which included a required sweep payment of $0.2 million related to the sale of a center in France. We paid $0.3 million related to capital lease obligations including a final payment on a satellite lease for Centers. Payments on the Term Loan during Fiscal Year 2005 were $82.5 million.

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

Capital Resources

The following table shows our debt balance as of July 2, 2006 and July 3, 2005:

	New Company
(In millions)	July 2, 2006	July 3, 2005
Term Loan	$77.6	$78.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note and capitalized leases	2.0	2.3

Total debt	$203.5	$204.8

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

In June 2005, we entered into the Second Amendment, which among other things, provided us with the ability to add a synthetic letter of credit facility that would allow the issuance of up to $20.0 million of letters of credit, amended certain definitions and covenants to permit certain business combinations, amended certain of the existing financial covenants, and added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirement to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate transactions.

As of July 2, 2006, we had approximately $22.6 million available for borrowing under the Revolver, with no amounts outstanding and approximately $17.4 million of issued but undrawn standby letters of credit. The Revolver was not drawn upon during the year and continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions.

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

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of July 2, 2006.

During Fiscal Year 2006, we funded our obligations primarily through cash flows from operations. In addition, we made cash interest payments of $17.9 million.

Contractual Obligations

The table below includes certain significant contractual obligations as of July 2, 2006. This table should be read in conjunction with “Note 8. Long-Term Debt” and “Note 12. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$203.5	$0.8	$1.6	$199.1	$2.0
Capital lease obligations	—	—	—	—	—
Operating lease obligations	631.5	42.3	75.7	73.8	439.7
Purchase obligations	90.0	20.0	40.0	25.0	5.0
Other long-term liabilities (a)	10.2	2.2	4.0	4.0	—

Total	$935.2	$65.3	$121.3	$301.9	$446.7

(a)	Other long-term liabilities includes annual payments to be made to CHS in accordance with the management agreement we entered into following the Merger.

Asset Sales

From time to time, we sell excess assets including real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an offer to buy the property. Centers net gains and losses from asset sales are included in bowling center operating expenses on the Consolidated Statements of Operations. The following table shows our asset sales for the reported periods:

	Fiscal Year
(In millions)	2006	2005	2004 (a)
U.S. Centers – Asset Sales
Proceeds	$6.9	$4.2	$4.6
Gain (loss), net	1.7	(1.1)	0.7

International Centers – Asset Sales
Proceeds	2.0	—	—
Gain (loss), net	0.7	—	—

During Fiscal Year 2006, we sold the land and buildings associated with seven bowling centers in the U.S. for net proceeds of $6.4 million with gains of $1.7 million. In addition, we received net proceeds of $2.0 million and gains of $0.7 million related to the sale of one international center.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million and a loss of $1.1 million, subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented. These proceeds are not included above and the resulting loss is included in discontinued operations

During Fiscal Year 2005, we sold the land and buildings associated with five bowling centers in the U.S. for net proceeds of $3.4 million and losses of $0.5 million and received $4.3 million in consideration for the termination of a lease for premises on which we operated a bowling center. In addition, we terminated our license with the City of Paris, France to operate a bowling center and received $4.5 million.

During Fiscal Year 2004, we sold the land and buildings associated with five bowling centers in the U.S. for net proceeds of $2.0 million and gains of $$0.7 million. On September 30, 2004, we sold 33 bowling centers in the United Kingdom for approximately $69.9 million. During calendar year 2004, we closed five bowling centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining operating bowling centers in Australia for approximately $44.7 million. We no longer have bowling center operations in the United Kingdom or Australia.

Capital Expenditures

	Fiscal Year
(In millions)	2006	2005	2004 (a)
Centers	$44.2	$39.3	$36.7
Products	1.1	2.1	1.3
Corporate	0.5	2.3	2.2
Eliminations	(0.6)	(2.0)	—

Total	$45.2	$41.7	$40.2

(a)	Fiscal Year 2004 is unaudited.

Capital expenditures increased $3.5 million in Fiscal Year 2006 compared with Fiscal Year 2005, primarily due to increased centers expenditures related to capital improvements to enhance the appearance of certain high performance bowling centers, our Long Island, NY market, and four of the six new 300 centers. Capital expenditures are primarily funded from cash generated from operations.

Capital expenditures increased $1.5 million in Fiscal Year 2005 compared with Fiscal Year 2004 primarily due to increased Centers expenditures, related to capital improvements targeted to enhance the appearance of our bowling centers. Due to the pricing increases between Products and Centers, Fiscal Year 2005 includes an intercompany profit elimination of $2.0 million. Capital expenditures are funded from cash generated from operations.

Seasonality and Market Development Cycles

U.S. centers constant center revenue for the four quarters of Fiscal Year 2006 and the percentage of the total for each of the four quarters are shown below:

	Quarter ended
(In millions)	October 2, 2005	January 1, 2006	April 2, 2006	July 2, 2006
Total Revenue	$87.6	$116.4	$141.0	$95.0
% of total	20%	26%	32%	22%

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

International Operations

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, difficulty in obtaining distribution and support for products, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Management believes that the Company is subject to less exposure of the risks inherent in operating internationally since the formation of the Joint Venture and the sale of our former centers in the United Kingdom and Australia.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during Fiscal Year 2006, Fiscal Year 2005 or Fiscal Year 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values. Pro forma disclosure of stock option expense will no longer be permitted. The cost will be recognized over the requisite service period that an employee must provide to earn the award (i.e. usually the vesting period). For the Company, SFAS 123R is effective as of the beginning of fiscal year 2007. The Company will adopt SFAS 123R on July 3, 2006 under the Prospective Method, as defined in SFAS 123R.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning after July 1, 2007. The Company is still evaluating the impact of this Interpretation.

Critical Accounting Estimates

Our significant accounting policies are summarized in “Note 3. Significant Accounting Policies” in the Notes to Consolidated Financial Statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting estimates may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements. The development and selection of the critical accounting estimates, and the related disclosure below have been reviewed with the Audit Committee of the board of managers of Kingpin Holdings.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. It is not uncommon to close centers. Recoverability of an asset that will continue to be used in operations is measured by comparing the carrying amount of the asset with the related total future net cash flows. If an asset’s carrying value is not recoverable through its cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

Self Insurance, Litigation and Claims

We self-insure certain risks up to established limits, including general and product liability, workers compensation and health care. Other risks, such as litigation and claims relating to contractual disputes and employment issues, may not be covered by insurance. The reserves related to such self-insurance programs and to such other risks are determined based on estimates of future settlements and costs of known and anticipated claims as well as on forces impacting the current economic environment. In the case of matters in litigation or involving threatened litigation, legal advice on our potential liability and the potential for the award of damages is considered in making any estimate. We maintain systems to track and monitor these risks. If actual results were to vary materially from the assumptions, management would review the reserve and make any appropriate adjustment. We evaluate the adequacy of these reserves on a regular basis, modifying, as necessary, our assumptions, updating our records of historical experience and adjusting reserves as appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, the development of those claims or fluctuations in premiums or other costs, differ from our estimate, our results of operations could be impacted.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management periodically reviews our gross deferred tax assets to determine if it is more likely than not those such assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings.

If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of SFAS No. 109, “Accounting for Income Taxes,” an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical losses and uncertain future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of certain deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of our operations, including but not limited to:

•	any statements concerning:

•	the results of operations of our businesses;

•	the results of our initiatives to improve our bowling centers operations;

•	the success of our investment in the Joint Venture;

•	the amounts of capital expenditures needed to maintain or improve our bowling centers;

•	our ability to comply with the financial covenants in our financing facilities and generate cash flow to service our indebtedness;

•	the continued availability of sufficient borrowing capacity or other financing to supplement cash flow and fund operations; and

•	the outcome of existing or future litigation;

•	any statements preceded by, followed by or including the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•	other statements contained or incorporated in this report that are not historical facts.

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the historical decline in traffic and our difficulty in increasing traffic;

•	the seasonality of and effect of unusual weather on bowling center operations;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	the effect of our prior Chapter 11;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At July 2, 2006, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate. Foreign currency exchange rates also impact the translation of operating results from the international operations.

Management believes that the foregoing risks are lessened with respect to our on-going Centers business in the future but they will continue to be applicable to the operations of the Joint Venture.

From time to time we use interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While we are exposed to credit risk in the event of non-performance by the counterparties to the interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $1.5 million.

The following table provides information about our fixed and variable-rate debt at July 2, 2006, weighted average interest rates and respective maturity dates.

Maturity Date ( in millions)	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$77.6	7.24%

The fair value of the Term Loan and the Subordinated Notes at July 2, 2006 was approximately $77.6 million and $126.7 million, respectively.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Executive Officers

The following table sets forth information concerning the executive officers as of September 1, 2006, who will serve on an annual basis or until successors are elected and duly qualified.

Name	Age	Position
Frederick R. Hipp	55	President and Chief Executive Officer
William A. McDonnell	44	Vice President and Chief Financial Officer
Anthony J. Ponsiglione	43	Vice President, Human Resources
Joseph F. Scarnaty	47	Vice President, Food & Beverage
J. Simon Shearer	50	Senior Vice President, Facilities & Design
Merrell C. Wreden	57	Vice President, Marketing

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

William A. McDonnell was hired by the Company on December 31, 2005 as Vice President and Chief Financial Officer. Prior to his employment with the Company, Mr. McDonnell was Vice President and Chief Financial Officer for Rent-Way Inc. Prior to that position, Mr. McDonnell held positions as a director in the Global Distribution Group for the Bank of Montreal and a Vice President and Relationship Manager in the Emerging Majors Group for Harris Bank.

Anthony J. Ponsiglione was named Vice President, Human Resources on August 23, 2004. Mr. Ponsiglione has over twenty years experience in human resources positions, most recently as the Senior Vice President of Human Resource Operations for Level 3 Communications, a global telecommunications infrastructure service provider, from November 1999 until accepting the role at Worldwide.

Joseph F. Scarnaty has served as Vice President, Food & Beverage since August 2004. A graduate of the Culinary Institute of America, Mr. Scarnaty has developed and implemented menus for some of the world’s largest food service providers, including the Compass Group and Sodexho Marriott. Before joining AMF, he headed up product development, training and merchandising in the Northeast for gourmet grocers Genuardi’s and Zagara’s.

J. Simon Shearer was named Senior Vice President, Facilities and Design in 1998 and has nearly 30 years experience in bowling center operations. Mr. Shearer joined AMF in Australia in March 1981 and held the postion of Regional Operations Manager. After emigrating to the U.S. in 1989, he served in various senior management positions in Center operations. From 1996 to 1998, Mr. Shearer served as a Products’ senior manager before returning to Centers in his current role.

Merrell C. Wreden was named Vice President, Marketing of AMF Bowling Centers in July of 2004, having been with AMF for the preceding eight years, most recently as Vice President, Corporate Communications. Mr. Wreden has 30 years of experience in marketing and sales with both advertising agencies and consumer goods companies. Prior to joining AMF in 1996, he was responsible for advertising and promotion at the Remington Arms Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for Fiscal Year 2006, Fiscal Year 2005 and Fiscal Year 2004, compensation for the chief executive officer and each of the other four most highly compensated executive officers who were serving as executive officers at the end of Fiscal Year 2006 (the “Named Executive Officers”).

		Annual Compensation				Long-term Compensation
						Awards		Payouts
Name and Principal Position	Year(a)	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)(b)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)(c)	LTIP Payouts ($)	All Other Compen- sation ($)(d)
Frederick R. Hipp	2006	600,000		—	34,452	—	—	—	24,258
President and Chief	2005	600,000		—	359,714	—	—	—	9,588
Executive Officer	2004	242,308	(e)	—	—	—	417,526	—	—

William A. McDonnell	2006	132,212	(f)	—	—	—	20,000	—	—
Vice President and
Chief Financial Officer

Anthony J. Ponsiglione	2006	247,000		35,000	18,589	—	15,000	—	14,773
Vice President,	2005	203,078	(g)	—	131,775	—	5,000	—	8,362
Human Resources

J. Simon Shearer	2006	202,000		40,000		—	10,000	—	9,753
Senior Vice President,
Operations Services

Merrell Wreden	2006	160,000		30,000	—	—	10,000	—	8,051
Vice President,
Corporate Communications

John B. Walker (h)	2006	114,492		—	—	—	—	—	—
President and Chief	2005	248,060		132,440	—	—	11,000	—	9,445
Operating Officer-Products	2004	236,253		33,750	—	—	—	—	299,080

(a)	Year 2006 represents the year ended July 2, 2006; Year 2005 represents the year ended July 3, 2005 and Year 2004 represents the year ended June 27, 2004.
(b)	Represents amounts received for relocation benefits.
(c)	Options were granted under the 2004 Unit Option Plan maintained by Kingpin Holdings, LLC, the parent company of Worldwide, and relate to common units of Kingpin.
(d)	Represents amounts received for group life insurance and the Company matching contributions for retirement benefits.
(e)	Mr. Hipp’s annualized salary for the fiscal year ending June 27, 2004, was $600,000.
(f)	Mr. McDonnell’s annualized salary for the fiscal year ending July 2, 2006 was $275,000.
(g)	Mr. Ponsiglione’s annualized salary is $240,000
(h)	Effective October 8, 2006, Mr. Walker is the Chief Executive Officer of the Joint Venture. Amounts in all other compensation for Mr. Walker are as follows: 2005 includes (1) amounts received for retirement benefits of $8,014 and (2) amounts received for group life insurance of $1,431; 2004 includes (1) a merger bonus of $250,000, (2) amounts received for vested options cashed out in connection with the merger totaling $43,180, (3) amounts received for retirement benefits of $4,950 and (4) amounts paid for group life insurance of $950.

Option Grants During the Fiscal Year Ended July 2, 2006

Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”) and granted 100,000 options to purchase common units at an exercise price of $10.00 per common unit, to 22 managers of Worldwide. One-third of the options vest on June 28 of each year beginning June 28, 2005. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. Due to management turn over, as of April 2, 2006, there are 86,000 options, held by 18 managers, which remain outstanding. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. Under the Option Plan, grants may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide.

On October 17, 2005, Kingpin granted 75,000 options under the Option Plan to purchase common units at an exercise price of $10.89 per common unit, to 8 managers of Worldwide and 15,388 options to purchase common units at an exercise price of $10.89 per common unit, to two Board members of Kingpin. One-third of the options vest on October 17 of each year beginning October 17, 2006. The options are subject to customary terms and conditions.

On December 31, 2005, under the Option Plan, Kingpin granted 20,000 options to purchase common units at an exercise price of $10.89 per common unit to William A. McDonnell, Vice President and Chief Financial Officer of Worldwide. One-third of the options vest on December 5 of each year beginning December 5, 2006. The options are subject to customary terms and conditions.

On February 16, 2006, under the Option Plan, Kingpin granted a total of 5,000 options to purchase common units at an exercise price of $10.00 per common unit and a total of 7,500 options at an exercise price of $10.89, to 1 manager. The options vest over three years and are subject to customary terms and conditions.

On March 1, 2006, under the Option Plan, Kingpin granted a total of 47,500 options to purchase common units at an exercise price of $10.89 per common unit to 4 managers. The options vest over three years and are subject to customary terms and conditions.

The following table provides information with respect to unit option grants made to the Named Executive Officers under the Option Plan during Fiscal Year 2006.

Name	Options Granted	Employees During Fiscal Year	Base Price ($/Sh)	Market Price ($/Sh) (a)	Expiration Date	Present Value(s) (b)
Frederick R. Hipp	—	0.0%	$—	$—	—	$—
William A. McDonnell	20,000	11.7%	10.89	10.89	12/5/2015	8.72
Anthony J. Ponsiglone	15,000	8.8%	10.89	10.89	10/17/2015	8.78
J. Simon Shearer	10,000	5.9%	10.89	10.89	10/17/2015	8.78
Merrell Wreden	10,000	5.9%	10.89	10.89	10/17/2015	8.78
John B. Walker (c)	—	0.0%	—	—	—	—

(a)	The grant date market price was based on an estimated enterprise value.
(b)	These estimated hypothetical values are based on a Black-Scholes option pricing model. We used the following assumptions in estimating these values: 5 year term, risk-free rate of return, 4.50%; expected volatility under the minimum value method of 0.0%.
(c)	For purposes of the vesting and exercise of the options, employment by the Joint Venture will be considered employment by Worldwide under the Option Plan.

Aggregated Unit Option Exercises and Fiscal Year-End Option Values

The following table provides information regarding the number and value of unexercised unit options at July 2, 2006, for the Named Executive Officers. No Named Executive Officer exercised any unit options in Fiscal Year 2006.

	Unexercised Unit Options at July 2, 2006		Money Unit Options at July 2, 2006 ($)(a)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick R. Hipp	208,763	208,763	$—	$—
William A. McDonnell	—	20,000	—	—
Anthony J. Ponsiglone	8,334	11,666	—	—
J. Simon Shearer	6,667	8,333	—	—
Merrell Wreden	5,667	7,833	—	—
John B. Walker (b)	7,326	3,667	—	—

(a)	These estimated hypothetical values are based on a Black-Scholes option pricing model. We used the following assumptions in estimating these values: 5 year term, risk-free rate of return, approximately 4.5%; expected volatility under the minimum value method of 0.0%.
(b)	For purposes of the vesting and exercise of the options, employment by the Joint Venture will be considered employment by Worldwide under the Option Plan.

Employment Agreements

Upon the closing of the Merger, Mr. Frederick R. Hipp, formerly President and Chief Executive Officer of California Pizza Kitchen, became President and Chief Executive Officer of Worldwide. Worldwide entered into an employment agreement with Mr. Hipp dated February 27, 2004. Mr. Hipp’s employment agreement contains the following terms, among others: (i) $600,000 base salary per annum; (ii) a performance bonus up to 100% of base salary upon satisfaction of certain financial targets and other performance objectives to be established by the board of managers of Kingpin Holdings; (iii) a severance package providing for 12 months salary and benefits and a pro-rated bonus, upon termination of Mr. Hipp without cause or his resignation for good reason; and (iv) confidentiality, non-competition and non-solicitation agreements made by Mr. Hipp. In connection with his employment, Mr. Hipp was given an initial grant of 313,145 options to purchase common units of Kingpin, at an exercise price of $10.00 and 104,381 options to purchase common units at an exercise price of $20.00 per common unit. The options grant was not made under the Option Plan. The options vest over four years and are subject to customary terms and conditions.

On December 5, 2005, Worldwide entered into an employment agreement with Mr. William McDonnell. Effective December 31, 2005, Mr. McDonnell will serve as Vice President and Chief Financial Officer of the Company. Mr. McDonnell’s employment agreement contains the following terms, among others: (i) base salary shall be $275,000 per annum, (ii) an annual performance bonus of up to 60% and no less than 40% of his base salary, based upon annual targets set by the CEO in its discretion, (iii) an initial grant of 20,000 options to purchase equity units at an exercise price of $10.89 per unit, (iv) specified relocation expenses and (v) confidentiality, non-competition and non-solicitation agreements made by Mr. McDonnell. If Mr. McDonnell terminates his employment for good reason or is terminated for reasons other than death or cause, he shall receive severance pay in the amount of his annual base salary as well as a pro-rata bonus in accordance with the terms of the agreement.

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

Equity Plan

On September 27, 2004, Kingpin also adopted the Executive Securities Agreement and sold 69,400 units at a price of $10.00 per common unit to 13 senior managers of Worldwide. Kingpin Holdings financed up to 50% of the purchase price of certain senior managers. As of July 2, 2006, there are 58,900 units outstanding under the Executive Securities Agreement.

Severance Plan

In May 2001, we adopted the AMF Senior Manager Severance Plan. This plan provides severance benefits to our senior managers who are terminated without cause or who resign with good reason. Under this plan, our executive officers would be entitled to salary continuation, a cash payment or continuation under welfare benefit plan and a pro-rata payment of any incentive bonus compensation. For purposes of this plan, employment by the Joint Venture will not be considered a termination of employment with Worldwide and will not entitle any participant to severance payments.

Change of Control Bonuses

In May 2003, we delivered a management retention letter to Mr. Walker. Under this letter, Mr. Walker received $150,000, with 50% paid on February 27, 2004 and 50% paid on May 27, 2004. Management retention letters were also delivered to other employees, which in total provided for $3 million in change of control payments (including the payments to Mr. Walker and a $598,000 pool payable at the discretion of our then existing board of directors). Mr. Walker received an additional $100,000, out of the pool.

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

Security Ownership of Certain Beneficial Owners and Managers

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (units)		Percent of Class (of Security)
Kingpin Holdings LLC membership interests	Director
	Fredrick R. Hipp	508,763	(a)	3.7%

	Other Named Executive Officers
	John B. Walker	27,333	(b)	*
	Anthony J. Ponsiglione	15,834	(c)	*
	J. Simon Shearer	6,667	(d)	*
	Merrell Wreden	9,167	(e)	*

	Directors and Executive Officers (7)	575,931		4.2%

*	Percentage of class ownership is less than 1%.
(a)	Includes 208,763 units subject to vested options under the Option Plan.
(b)	Includes 7,333 units subject to vested options under the Option Plan.
(c)	Includes 8,334 units subject to vested options under the Option Plan.
(d)	Includes units subject to vested options under the Option Plan.
(e)	Includes 5,667 units subject to vested options under the Option Plan.

Equity Compensation Plan Information as of July 2, 2006

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by KPMG LLP for Fiscal Year 2006 and Fiscal Year 2005. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

(In millions)	2006	2005
Audit Fees (a)	$0.7	$0.8
Audit-Related Fees (b)	—	—
Tax Fees (c)	0.6	1.0
All Other Fees	—	—

Total	$1.3	$1.8

(a)	Fees for professional services provided for the audit of our annual financial statements as well as reviews of our quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters and consents.
(b)	Fees for professional services which principally include services in connection with internal control matters and audits of employee benefit plans.
(c)	Fees for professional services for tax related advice and compliance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 2, 2006 and July 3, 2005	F-2
Consolidated Statements of Operations for the year ended July 2, 2006, the year ended July 3, 2005, the four months ended June 27, 2004 and the eight months ended February 29, 2004	F-3
Consolidated Statements of Cash Flows for the year ended July 2, 3006, the year ended July 3, 2005, the four months ended June 27, 2004 and the eight months ended February 29, 2004	F-4
Consolidated Statements of Stockholder’s Equity for the year ended July 2, 2006, the year ended July 3, 2005, the four months ended June 27, 2004 and the eight months ended February 29, 2004	F-5
Consolidated Statements of Comprehensive Income (Loss) for the year ended July 2, 2006, the year ended July 3, 2005, the four months ended June 27, 2004 and the eight months ended February 29, 2004	F-6
Notes to Consolidated Financial Statements	F-7
Selected Quarterly Financial Data (unaudited)	F-41

(b) Exhibits

See Exhibit Index on pages E-1 and E-2.

(c) Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AMF BOWLING WORLDWIDE, INC.:

We have audited the accompanying consolidated balance sheets of AMF Bowling Worldwide, Inc. (a Delaware corporation) and subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of operations, cash flows, stockholder’s equity and comprehensive loss for the year ended July 2, 2006, the year ended July 3, 2005, the four months ended June 27, 2004 (New Company), and the eight months ended February 29, 2004 (Reorganized Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling Worldwide, Inc. and subsidiaries as of July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for the year ended July 2, 2006, the year ended July 3, 2005, the four months ended June 27, 2004 (New Company), and the eight months ended February 29, 2004 (Reorganized Predecessor Company), in conformity with U.S. generally accepted accounting principles.

/S/ KPMG LLP

Richmond, Virginia
September 29, 2006

AMF BOWLING WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	July 2, 2006	July 3, 2005
Assets
Current assets:
Cash and cash equivalents	$57,475	$45,254
Accounts and notes receivable, net of allowance for doubtful accounts of $203 in 2006 and $2,853 in 2005	5,332	23,497
Inventories, net	4,709	25,531
Prepaid expenses and other current assets	10,091	14,293
Assets held for sale	—	5,294

Total current assets	77,607	113,869

Property and equipment, net	228,865	248,526
Investment in equity affiliate	31,104	—
Other assets	19,376	29,230

Total assets	$356,952	$391,625

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$8,873	$12,506
Accrued expenses and other liabilities	58,981	71,121
Current portion of long-term debt	794	1,073
Liabilities held for sale	—	1,069

Total current liabilities	68,648	85,769

Long-term debt, less current portion	202,708	203,771
Liabilities, subject to resolution	103	143
Other liabilities	2,964	4,742

Total liabilities	274,423	294,425
Commitments and contingencies

Stockholder’s equity:
Common stock ($0.01 par value 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(45,575)	(29,690)
Accumulated other comprehensive loss	(5,612)	(6,826)

Total stockholder’s equity	82,529	97,200

Total liabilities and stockholder’s equity	$356,952	$391,625

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	New Company			Reorganized Predecessor Company
(In thousands, except per share data)	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months	2004 Eight Months
Operating revenue	$499,149	$568,578	$183,580	$386,057

Operating expenses:
Costs of goods sold	69,825	128,218	50,569	79,886
Bowling center operating expenses	330,833	326,267	106,540	211,647
Selling, general and administrative expenses	45,977	65,007	21,769	55,074
Asset impairment	1,458	11,486	826	—
Depreciation and amortization	37,547	45,569	16,449	32,831

Total operating expenses	485,640	576,547	196,153	379,438

Operating income (loss)	13,509	(7,969)	(12,573)	6,619

Non-operating (income) expenses:
Interest expense	22,437	25,631	8,368	24,160
Interest income	(2,017)	(1,393)	(131)	(259)
Loss on extinguishment of debt	—	1,804	—	35,318
Other (income) expense, net	117	(5,839)	381	(3,732)
Loss from equity affiliate	6,018	—	—	—

Total non-operating expenses	26,555	20,203	8,618	55,487

Loss from continuing operations before reorganization items, net and income taxes	(13,046)	(28,172)	(21,191)	(48,868)
Reorganization items, net	—	—	(271)	—

Loss from continuing operations before income taxes	(13,046)	(28,172)	(20,920)	(48,868)
Provision (benefit) for income taxes	2,172	5,076	(1,154)	3,187

Loss from continuing operations	(15,218)	(33,248)	(19,766)	(52,055)

Discontinued operations:
Income from discontinued operations, net of tax	23	7,103	774	4,297
Gain (loss) on disposals, net of tax	(690)	15,447	—	—

Income (loss) from discontinued operations	(667)	22,550	774	4,297

Net loss	$(15,885)	$(10,698)	$(18,992)	$(47,758)

Net income (loss) per common share:
Basic and diluted:
Continuing operations	N/A	N/A	N/A	$(5.21)
Discontinued operations	N/A	N/A	N/A	0.43

Total	N/A	N/A	N/A	$(4.78)

Weighted average common shares outstanding:
Basic	N/A	N/A	N/A	10,000
Diluted	N/A	N/A	N/A	10,000

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	New Company			Reorganized Predecessor Company
(In thousands)	Fiscal Year 2006	Revised Fiscal Year 2005	Revised 2004 Four Months	Revised 2004 Eight Months
Operating activities:
Net loss	$(15,885)	$(10,698)	$(18,992)	$(47,758)
Less: Income (loss) from discontinued operations	(667)	22,550	774	4,297

Loss from continuing operations	(15,218)	(33,248)	(19,766)	(52,055)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Stock based compensation	—	—	—	892
Impairment of assets	1,458	11,486	826	—
Loss from equity affiliate	6,018	—	—	—
Depreciation and amortization	37,547	45,569	16,449	32,831
Write-off deferred financing costs	—	1,804	—	8,832
Non-cash purchase method accounting adjustments	—	—	8,655	—
(Gain) loss on sale of property and equipment, net	(2,180)	1,968	297	(983)
Gain on casualty loss	—	—	(59)	(1,413)
Changes in assets and liabilities:
Accounts and notes receivable, net	(3,857)	338	(6,006)	4,466
Inventories	(4,799)	(916)	1,354	2,532
Other assets	3,458	10,972	5,318	(4,410)
Accounts payable and accrued expenses	8,327	(2,855)	(8,927)	6,367
Income taxes payable	280	(13,393)	—	—
Other long-term liabilities	(845)	1,324	(1,624)	135

Net cash provided by (used in) operating activities from continuing operations	30,189	23,049	(3,483)	(2,806)

Investing activities:
Purchases of property and equipment	(45,193)	(41,677)	(11,439)	(28,788)
Return of cash from equity affiliate	17,531	—	—	—
Proceeds from:
Sale of property and equipment	12,643	4,667	524	4,117
Sale-leaseback agreements	—	—	—	254,000
Sale of subsidiaries	—	114,585	—	—

Net cash provided by (used in) investing activities from continuing operations	(15,019)	77,575	(10,915)	229,329

Financing activities:
Proceeds from long-term debt	—	—	—	285,000
Payments on long-term debt	—	—	—	(412,227)
Repayments under New Term Facility	(951)	(56,436)	—	—
Repayments under New Subordinated Notes	—	(26,090)	—	—
Deferred financing costs	—	—	(301)	(21,747)
Payments under capital lease obligations	(390)	(1,427)	(260)	(203)
Dividends paid	—	—	—	(250,252)
Proceeds from issuance of common stock	—	—	—	133,716
Stock options exercised	—	—	—	(953)

Net cash used in financing activities from continuing operations	(1,341)	(83,953)	(561)	(266,666)

Effect of exchange rates on cash	(464)	(1,592)	590	(7,754)
Revised net cash provided by (used in) operating activities from discontinued operations (see Note 4 and Note 7)	(995)	470	8,743	9,096
Revised net cash provided by (used in) investing activities from discontinued operations (See Note 4 and Note 7)	(149)	16,971	747	139

Net increase (decrease) in cash	12,221	32,520	(4,879)	(38,662)
Cash and cash equivalents at beginning of period	45,254	12,734	17,613	56,275

Cash and cash equivalents at end of period	$57,475	$45,254	$12,734	$17,613

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands)	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholder’s Equity
Reorganized Predecessor Company:
Balance, June 29, 2003	$100	$212,361	$(12,209)	$11,313	$211,565

Net loss	—	—	(47,758)	—	(47,758)
Foreign currency translation adjustment	—	—	—	8,342	8,342
Dividends paid	—	—	(250,252)	—	(250,252)
Cancellation of accumulated deficit upon Merger	—	—	310,219	(19,655)	290,564
Equity investment	—	133,716	—	—	133,716
Cancellation of common stock	(100)	(212,300)	—	—	(212,400)
Stock compensation	—	(61)	—	—	(61)

Balance February 29, 2004	—	133,716	—	—	133,716

New Company:
Net loss	—	—	(18,992)	—	(18,992)
Foreign currency translation adjustment	—	—	—	(3,287)	(3,287)

Balance, June 27, 2004	—	133,716	(18,992)	(3,287)	111,437

Net loss	—	—	(10,698)	—	(10,698)
Foreign currency translation adjustment	—	—	—	1,203	1,203
Minimum pension liability	—	—	—	(4,742)	(4,742)

Balance July 3, 2005	—	133,716	(29,690)	(6,826)	97,200

Net loss	—	—	(15,885)	—	(15,885)
Foreign currency translation adjustment	—	—	—	(564)	(564)
Minimum pension liability	—	—	—	1,778	1,778

Balance, July 2, 2006	$—	$133,716	$(45,575)	$(5,612)	$82,529

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	New Company			Reorganized Predecessor Company
(In thousands)	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months	2004 Eight Months
Net loss	$(15,885)	$(10,698)	$(18,992)	$(47,758)

Other comprehensive income (loss):
Foreign currency translation adjustment	(564)	1,203	(3,287)	8,342
Minimum pension liability	1,778	(4,742)	—	—

Other comprehensive income (loss)	1,214	(3,539)	(3,287)	8,342

Total comprehensive loss	$(14,671)	$(14,237)	$(22,279)	$(39,416)

Supplemental comprehensive loss information:
Cumulative foreign currency translation adjustment	$(2,648)	$(2,084)	$(3,287)	$—
Minimum pension liability	(2,964)	(4,742)	—	—

Total accumulated other comprehensive loss	$(5,612)	$(6,826)	$(3,287)	$—

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

NOTE 1. BUSINESS DESCRIPTION - ORGANIZATION, JOINT VENTURE, MERGER AND FISCAL YEAR

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and our subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and hold an interest in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company has two reportable business segments:

(e)	the operation of bowling centers (“Centers”); and

(f)	“Holdings”, which consists of our investment in the Joint Venture (defined below) and a service company that provides services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF was engaged in two business segments:

(g)	Centers; and

(h)	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers operations and operating assets are held in subsidiaries of Worldwide.

AMF is the largest operator of bowling centers in the world with 361 centers in operation as of July 2, 2006, and is comprised of 348 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 centers, four of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 centers. The results of the 300 centers are not material to the Centers business segment.

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

Worldwide serves as the corporate headquarters of the Company. Its employees provided management and administrative services for Centers and certain administrative services for Products until October 7, 2005 and for Holdings thereafter.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Joint Venture

On October 7, 2005, we completed transactions to form the joint venture with the shareholder of Qubica. In these transactions, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of Worldwide, contributed the equity of QubicaAMF Worldwide, LLC, formerly known as AMF Bowling Products, LLC (“AMF Products”), and substantially all of the other subsidiaries that conducted our Products business to QubicaAMF Worldwide, S.à.R.L. (the “Joint Venture”), in exchange for a 50% equity interest in the Joint Venture. The shareholder of Qubica also contributed the equity of Qubica and its subsidiaries to the Joint Venture in exchange for a 50% equity interest in the Joint Venture. The board of managers of the Joint Venture has six members split equally between AMF Holdings and the shareholder of Qubica.

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

In creating the Joint Venture, Worldwide and certain of its non-Products subsidiaries entered into various agreements with the Joint Venture and its subsidiaries. These agreements include, but are not limited to, a supply agreement between Centers and the Joint Venture that requires the purchase of bowling products and supplies from the Joint Venture at prices charged and volumes similar to those in the past, a trademark license agreement between Worldwide and the Joint Venture, AMF Products and Qubica, that allows them to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and the Joint Venture. Management believes these agreements reflect commercial terms.

Since the formation of the Joint Venture, AMF Products is no longer a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”) and liens against assets of AMF Products that secured its guarantee have been released (see Note 9). In addition, the Joint Venture and certain of its subsidiaries entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and certain of its subsidiaries secure the Joint Venture credit agreement. Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal year 2006 had 52 weeks, while fiscal year 2005 had 53 weeks, with the extra week being reported in the fourth quarter.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses of our investment approximately one quarter in arrears. For the year ended July 2, 2006, we recorded losses from our investment of $6.0 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. The difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million is amortized as an adjustment to loss from equity affiliate over five years. AMF continues to purchase capital equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. Total purchases from the Joint Venture for the year ended July 2, 2006 were $13.7 million. Total payables to the Joint Venture at July 2, 2006 were $1.1 million. The Joint Venture has a December 31st year end for financial reporting purposes.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Selected financial results of the Joint Venture as of March 31, 2006 and for the period October 8, 2005 to March 31, 2006 are as follows:

Financial position:
Current assets	$54,100
Noncurrent assets	36,566

Total assets	90,666

Current liabilities	23,716
Noncurrent liabilities	63,004

Total liabilities	86,720

Stockholder’s equity	3,946

Results of operations:
Revenue	71,528

Gross profit	23,077

Net loss	$9,486

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

The following table describes the periods presented in these consolidated financial statements and related notes thereto:

Period	Referred to as
Results for the New Company From July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Results for the New Company from June 28, 2004 through July 3, 2005	“Fiscal Year 2005”

Results for the New Company from March 1, 2004 through June 27, 2004	“New Company 2004 Four Months”

Results for the Reorganized Predecessor Company from June 30, 2003 through February 29, 2004	“Reorganized Predecessor Company 2004 Eight Months”

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include depreciation and impairment of long-lived assets, valuation of deferred tax assets, reserves for litigation and claims and self-insurance costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid fixed-income investments purchased with an original maturity of three months or less are classified as cash equivalents. Our cash equivalents consist primarily of money market funds. Cash equivalents at July 2, 2006 and July 3, 2005 were $52,054 and $39,100, respectively.

Trade Accounts Receivable

We record trade accounts receivable at the invoiced amount. They do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on historical write-off experience and our knowledge of specific customer accounts and review it quarterly. Past due balances meeting specific criteria are reviewed individually for collectibility. We review all other balances on a pooled basis. We charge account balances against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote.

Revenue Recognition

Centers revenue is recognized at the time the service is provided.

Products revenue was separated into two categories. Consumable products such as parts and supplies are generally recognized upon shipment. Revenue for equipment sales, which typically require installation, is recognized upon delivery, in accordance with the terms of the contract. Installation services, if required, are generally performed by subcontractors, and the related revenue is recognized upon completion of the services. Revenue on arrangements with multiple deliverables is allocated to the deliverables by using the relative fair value method prescribed by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

Inventories

Centers inventory is valued at the lower of cost or market, with cost being an average cost method. Products inventory was valued at the lower of cost or market on a first-in, first-out basis.

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

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives. Estimated useful lives of property and equipment are as follows:

Buildings and improvements	5-40 years
Leasehold improvements	lesser of the estimated useful life or term of the lease
Bowling and related equipment	3-10 years
Manufacturing equipment	2-7 years
Furniture and fixtures	3-8 years

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

Warranty Costs

Generally, Products warranted all new products for a period of approximately one year. Products charged to expense an estimated amount for future warranty obligations and also offers customers the option to purchase extended warranties on certain products.

Income Taxes

We are either taxable corporations under the Internal Revenue Code of 1986, as amended, or applicable foreign tax law. Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be reversed or settled.

Advertising Costs

Costs for advertising are expensed when incurred and consist of the following amounts:

	Bowling Center Operating Expenses	Selling General & Administrative and Corporate	Total
Fiscal Year 2006	$11,679	$768	$12,447
Fiscal Year 2005	10,968	2,694	13,662
New Company 2004 Four Months	3,996	774	4,770
Reorganized Predecessor Company 2004 Eight Months	8,599	1,213	9,812

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

Gain/(loss)
Fiscal Year 2006	$297
Fiscal Year 2005	(1,979)
New Company 2004 Four Months	384
Reorganized Predecessor Company 2004 Eight Months	3,847

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash and short-term debt, approximates fair value at July 2, 2006 and July 3, 2005 because of the short maturity of these instruments. The fair value of our term loans (the “Term Loan”) and our 10% Subordinated Notes at July 2, 2006 was approximately $77,600 and $126,700, respectively.

Self-Insurance Programs

We are self-insured up to certain amounts for general and product liability, workers’ compensation and certain health care coverage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. We recorded an estimated liability to cover known claims and claims incurred but not reported as of July 2, 2006 and July 3, 2005, which is included in accrued expenses.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the foreign currency translation adjustment, and minimum pension liability on the accompanying consolidated balance sheets and statements of stockholder’s equity.

Stock Based Compensation and Earnings Per Share

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based upon the difference, if any, between the fair value of the unit and the exercise price on the date of the grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). If we had elected to recognize compensation expense based on the fair value of all stock awards at grant date as prescribed by SFAS 123, the net income (loss) would have been reflected as the pro forma amounts shown below:

	New Company			Reorganized Predecessor Company 2004 Eight Months
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Net loss, as reported	$(15,885)	$(10,698)	$(18,992)	$(47,758)
Stock-based employee compensation under APB 25	—	—	—	892
Pro forma stock-based employee compensation expense under SFAS No. 123, net of tax	(255)	(179)	(63)	(3,228)

Pro forma, net loss	$(16,140)	$(10,877)	$(19,055)	$(50,094)

Pro forma basic and diluted net loss from continuing operations per share was ($5.05).

The fair value of each unit option grant was estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net loss disclosures were computed by amortizing the estimated fair value of the grants over the respective vesting periods without consideration of anticipated forfeitures. The weighted average assumptions used in the model and the resulting weighted average grant date estimates of fair value are as follows:

	New Company
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Risk-free interest rate	4.5%	3.5%	3.5%
Expected volatility – minimum value method	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5 yrs	5 yrs	5 yrs
Option fair value estimates	$2.17	$1.61	$1.20

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

There were no equity awards granted in the Reorganized Predecessor Company Eight Months.

In conjunction with the Merger, the shares of Worldwide common stock outstanding prior to the Merger, (the “Old Common Stock”), were canceled on February 27, 2004. There were no equity issuances in the New Company 2004 Four Months and therefore.

For the 2004 Eight Months, basic earnings per share was computed using the weighted average number of outstanding shares of Old Common Stock during the period. Diluted loss per share adjusted the weighted average for the potential dilution that could have occurred if stock options, warrants or restricted stock were exercised or converted into shares of Old Common Stock using the treasury stock method. Basic and diluted net loss from continuing operations per share was $(5.21) and the net loss per share was $(4.78).

The computation for basic and diluted earnings (loss) per share is as follows:

Reorganized Predecessor Company 2004 Eight Months

Loss from continuing operations	$(52,055)
Net income (loss)	(47,758)
Weighted average shares of common stock outstanding
Basic	10,000
Effect of stock options and warrants	—

Diluted	10,000

Loss from continuing operations per share—basic and diluted	$(5.21)
Net income (loss) per share – basic and diluted	(4.78)

Intangible Asset — Trade Name

Included in other assets is a trade name intangible which is not subject to amortization and totaled $3,347 and $4,524 at July 2, 2006 and July 3, 2005, respectively. The trade name intangible was reduced by $1,177 in Fiscal Year 2006, a result of resolution of pre-Merger tax contingencies. The Company evaluates the trade name for impairment at least annually or whenever an event occurs or circumstances change that would indicate that the asset might be impaired.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Reclassifications and Revisions

Certain amounts in the financial statements and supporting footnotes were reclassified to conform with current year presentation. The Company has reclassified certain selling, general and administrative expenses from bowling center operating expenses to selling, general and administrative, related to center operations management expenses. Reclassifications to selling, general and administrative expenses were $26,032, $15,045, $4,119 and $8,201 for Fiscal Year 2006, Fiscal Year 2005, New Company 2004 Four Months and Reorganized Predecessor Company 2004 Eight Months, respectively. Beginning Fiscal Year 2006, the Company separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values. Pro forma disclosure of stock option expense will no longer be permitted. The cost will be recognized over the requisite service period that an employee must provide to earn the award (i.e. usually the vesting period). For the Company, SFAS 123R is effective as of the beginning of fiscal year 2007. The Company will adopt SFAS 123R on July 3, 2006 under the Prospective Method, as defined in SFAS 123R. Under the Prospective Method, we do not expect there to be an impact on previously issued option unless modified.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning after July 1, 2007. The Company is still evaluating the impact of this Interpretation.

NOTE 4. DISCONTINUED OPERATIONS

On December 4, 2005, we sold our billiards division for gross proceeds of approximately $4,500 subject to certain post-closing adjustments. On September 30, 2004, we sold our bowling center operations in the United Kingdom for gross proceeds of approximately $69,900 and on February 8, 2005, we sold our bowling center operations in Australia for approximately $44,700. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division and the bowling centers in the United Kingdom and Australia are reported separately as discontinued operations for all periods presented. The Company recognized a net tax benefit in Fiscal Year 2006 on its discontinued operations as a result of finalizing the tax computation for the gain on the disposition of the bowling centers in Australia. No interest was allocated to discontinued operations.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

The financial results of our discontinued operations were as follows:

	New Company			Reorganized Predecessor Company 2004 Eight Months
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Revenue	$4,830	$55,593	$35,890	$73,254

Income from discontinued operations, pretax	23	9,967	513	4,507
Provision (benefit) for income taxes	—	2,864	(261)	210

Income from discontinued operations, after tax	23	7,103	774	4,297
Net gain (loss) on disposals, pretax	(1,454)	27,392	—	—
Provision (benefit) for income taxes	(764)	11,945	—	—

Net gain (loss) on disposals, after tax	(690)	15,447	—	—

Income from discontinued operations	$(667)	$22,550	$774	$4,297

The assets and liabilities of the billiards operations are classified as “held-for-sale” as of July 3, 2005 and were as follows:

July 3, 2005
Accounts receivable, net of allowance	$1,638
Inventories, net	3,596
Prepaid and other current assets	60

Assets held for sale	$5,294

Accounts payable	$601
Accrued expenses and other liabilities	468

Liabilities held for sale	$1,069

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

NOTE 5. INVENTORIES, NET

Inventories, net of obsolescence reserves consist of the following:

	July 2, 2006	July 3, 2005
Products, at FIFO (a):
Raw materials	$—	$3,509
Work in process (b)	—	112
Finished goods and spare parts	—	16,410
Centers, at average cost:
Merchandise and spare parts	4,709	5,500

Total inventories	$4,709	$25,531

(a)	See Footnote 1 regarding the Joint Venture.
(b)	Work in process also includes certain inventory shipments in-transit to customers.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net consist of:

	July 2, 2006	July 3, 2005
Land	$24,709	$28,582
Buildings and improvements	120,432	111,493
Equipment, furniture and fixtures	169,877	155,934
Other	3,208	7,825

	318,226	303,834
Accumulated depreciation	(89,361)	(55,308)

Property and equipment, net	$228,865	$248,526

Depreciation expense related to property and equipment was as follows:

Depreciation Expense
Fiscal Year 2006	$37,181
Fiscal Year 2005	44,539
New Company 2004 Four Months	16,204
Reorganized Predecessor Company 2004 Eight Months	32,439

As of July 2, 2006, we had no equipment under capital leases. As of July 3, 2005, equipment under a capital lease was $1,938 and accumulated depreciation was $1,831.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	New Company			Reorganized Predecessor Company 2004 Eight Months
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Cash paid during the period for:
Interest	$17,904	$21,984	$680	$31,868
Income taxes	3,332	5,078	915	1,451

The assets and liabilities of Products contributed to the Joint Venture included total current assets of $55,200, total property and equipment, net of $22,035, total other assets of $3,128, and total liabilities of $40,651.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of:

	July 2, 2006	July 3, 2005
Accrued compensation	$8,167	$11,758
Accrued interest	4,984	4,929
Accrued professional fees	1,199	5,753
Accrued taxes and licenses	5,214	6,132
Accrued center closing costs	2,864	2,223
Accrued warranty expense	—	986
Accrued income taxes	4,999	5,378
Accrued insurance	14,051	10,399
Accrued rent	10,525	6,378
Other	6,978	17,185

Total accrued expenses and other liabilities	$58,981	$71,121

NOTE 9. LONG-TERM DEBT

As discussed in Note 1, we completed the Merger on February 27, 2004 and substantially all of the debt the Reorganized Predecessor Company had in place prior to the Merger was paid in full and replaced by the long term indebtness described below.

Long- Term Debt Summary

	July 2, 2006	July 3, 2005
Term loan	$77,613	$78,564
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	1,974	2,365

Total debt	203,502	204,844
Current portion	(794)	(1,073)

Total long-term debt	$202,708	$203,771

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Credit Agreement

As of February 27, 2004, in conjunction with the Merger, we entered into the Credit Agreement that consisted of a $135,000 Term Loan maturing in August 2009 and a $40,000 revolving loan commitment (the “Revolver”) maturing in February 2009.

In September 2004, we entered into a First Amendment to Credit Agreement (“First Amendment”). The First Amendment, among other things, requires us to prepay loans and/or cash collateralize or pay certain letter of credit obligations under the Credit Agreement in an amount equal to 20% of the net cash proceeds from any sale, transfer or other disposition of the assets or stock of certain of our foreign subsidiaries. The First Amendment also permits us to redeem, purchase, prepay, retire, defease or otherwise acquire our Subordinated Notes for cash consideration that does not exceed 80% of net cash proceeds from those sales of assets or stock of certain of our foreign subsidiaries within a specified period of time

In June 2005, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, provided us with the ability to add a synthetic letter of credit facility that will allow the issuance of up to an additional $20,000 of letters of credit, amended certain definitions and covenants to permit certain business combinations, amended certain of the existing financial covenants, added a minimum liquidity test with respect to certain capital expenditures and a net senior leverage ratio test and amended certain definitions relating to the requirements to make mandatory excess cash flow prepayments to, among other things, exclude certain adjustments and expenses resulting from certain corporate connections. The Second Amendment modified financial covenants to take into account the reduction of cash flow as a result of the divestiture of certain international center operations.

Outstanding borrowings under the Term Loan bear interest equal to either the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus the applicable margin (3.00%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (2.00%), at the our option depending on certain financial ratios. The interest rate in effect at July 2, 2006 was 8.30% compared with 5.16% at July 3, 2005. Outstanding borrowings under the Revolver bear interest equal to the Adjusted Eurocurrency Rate plus the applicable margin (3.00%) or the Base Rate plus the applicable margin (2.00%), subject to a pricing grid tied to senior leverage. We pay a quarterly commitment fee of 0.50% on the unused portion of the Revolver. The Credit Agreement contains certain restrictive covenants, including the achievement of certain financial covenants and maximum levels of capital expenditures.

No borrowings were outstanding under the Revolver as of July 2, 2006 or July 3, 2005 and outstanding standby letters of credit issued under the Revolver totaled $17,437, leaving $22,563 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,231 due on August 27, 2009. Current scheduled quarterly principal payments are $199 and are due on the 30th day of the last month of the calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. The Credit Agreement requires the frequency of interest payments to be not less than quarterly and an annual mandatory prepayment of the Term Loan based on a percentage of free cash flow, ranging from 25-75%, as specified in the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and a 65% pledge of the capital stock of one of our first tier foreign subsidiaries. Certain of our U.S. subsidiaries have guaranteed, or are directly obligated on, the Credit Agreement. The Credit Agreement contains certain events of default including cross default provisions.

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

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

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

Future minimum principal payments under the Term Loan and the Subordinated Notes are as follows:

Fiscal Year	Amount
2007	$794
2008	596
2009	992
2010	199,141
2011	—

Dividends

Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend or distribution is prohibited under the Indenture if the announcement or paying of the dividend or distribution results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend or distribution, the Indenture also requires us to first make an offer to purchase to the holders of our Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased

On February 8, 2005, the Board of Directors of Worldwide (the “Board”) approved a dividend of approximately $46,830 to Kingpin Intermediate Corp., which is our sole shareholder. The payment of a dividend is prohibited if the announcement or paying of the dividend results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend, the Indenture also requires us to first make an offer to purchase to the holders of our to purchase Subordinated Notes with an aggregated principal amount equal to 35% of such net cash proceeds at a price equal to 102% of the aggregate principal amount being purchased. On February 11, 2005, we made an offer to purchase approximately $46,830 of Subordinated Notes at 102% and approximately $100 were repurchased at the close of the offer period on March 11, 2005. However, due to a change in our credit rating outlook by a credit rating agency and a down grade by another agency, the Company did not pay the dividend. Subject to the terms and conditions of the Credit Agreement and Indenture, the Company may pay the dividend in the future.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

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

NOTE 10. LIABILITIES SUBJECT TO RESOLUTION

Liabilities subject to resolution in the Chapter 11 proceeding at July 2, 2006 were $103 and $143 at July 3, 2005. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

NOTE 11. REORGANIZATION ITEMS, NET AND OTHER CHARGES

Asset Impairment Charges

We recorded asset impairment charges of approximately $1,458 in Fiscal Year 2006, $11,486 in Fiscal Year 2005 and $826 in the New Company 2004 Four Months representing the difference between the fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling centers, many of which were subsequently closed. Fair value is generally determined based on the estimated sales proceeds from sales of idle bowling center property. Included in Fiscal Year 2005 discontinued operations is an impairment of billiards of $4,584. Additionally, included in Fiscal Year 2005 is $1,528 relating to certain cancelled capital projects within the scoring product line of Products.

NOTE 12. INCOME TAXES

The Merger with Kingpin Holdings LLC on February 27, 2004 was an ownership change for income tax purposes. The Merger with Kingpin Holdings required the filing of a short period return for the Reorganized Predecessor Company ended on February 27, 2004. The New Company filed its first consolidated tax return for ten months ending December 31, 2004. The New Company changed its tax year to match its financial reporting year as of July 3, 2005 and a short year return was filed during Fiscal Year 2006. We now have a 52/53 week retail year ending on the Sunday closest to June 30th for U.S. federal income tax purposes.

At the time of the Merger, it was believed to be more likely than not that the net deferred tax assets would not be realized. Therefore a full valuation allowance was established against the net deferred tax asset on February 27, 2004. In Fiscal Year 2005, taxable income generated from divestitures allowed us to utilize some of the pre-change deferred tax assets. Under FAS 109, those deferred tax assets that had a valuation allowance against them at the change date that are subsequently realized must first be used to reduce intangibles. The adjustment for realization of these deferred tax assets against intangibles in Fiscal Year 2005 was $9,235. For Fiscal Year 2006, pre-change deferred tax assets did not provide a benefit.

As a result of the Chapter 11 proceeding, the Plan provided for substantial changes in Worldwide’s ownership. After an ownership change, limits are placed on net operating loss carryforwards and certain built-in losses existing on the change date. This annual limitation is $10,616 for taxable periods from March 9, 2002 through February 27, 2004. The net unrealized built-in loss items existing on the change date are subject to the annual limitation for the five year period beginning March 8, 2002 and ending March 8, 2007. In addition, the Merger with Kingpin Holdings on February 27, 2004 was also an ownership change subject to annual limitations on net operating loss (NOL) carryforwards and net unrealized built-in losses. The new annual limitation is $6,338 which started on February 28, 2004. The net unrealized built-in loss items existing on the merger date are subject to the annual limitation for the five year period beginning on February 28, 2004 and ending on February 27, 2009.

Realization of deferred tax assets associated with deductible temporary differences, the NOLs and foreign tax credit carryforwards is dependent on generating sufficient future taxable income. Based on historical losses and limitations placed on NOLs and other carryforwards in existence at the merger date, management believes it is more likely than not that we will not realize the benefit of certain deferred tax assets, and, accordingly, we have established a valuation allowance against the net deferred tax asset in the amount of $191,101.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

As of July 2, 2006, we have recorded an income tax liability on certain undistributed earnings of our foreign branches. On foreign subsidiaries where we have not recorded U.S. deferred income taxes, it is expected that these earnings will either be permanently reinvested in the operations within the respective country or, if repatriated, will be substantially offset by foreign tax credits or NOLs.

Fiscal Year 2006 total tax expense of $1.4 million includes a benefit of $0.8 million allocated to discontinued operations and $2.2 million expense allocated to continuing operations.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

The provision for income taxes from continuing operations is presented below:

	New Company			Reorganized Predecessor Company 2004 Eight Months
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Current income tax provision
U.S. Federal	$20	$7	$210	$—
State and local	1,152	1,264	(869)	2,183
Foreign	1,000	3,805	(495)	1,004

Total current provision (benefit)	2,172	5,076	(1,154)	3,187

Deferred income tax provision
U.S. Federal	—	—	—	—
State and local	—	—	—	—
Foreign	—	—	—	—

Total deferred provision	—	—	—	—

Total provision (benefit)	$2,172	$5,076	$(1,154)	$3,187

The provision for income taxes from continuing operations differs from the amount computed by applying the statutory rate to the income (loss) before income taxes primarily due to valuation allowances, foreign, state and local taxes, and other permanent adjustments as follows:

	New Company			Reorganized Predecessor Company 2004 Eight Months
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Book income (loss) from continuing operations before income taxes:
U.S. Federal and State	$(11,524)	$(29,441)	$(18,470)	$(46,062)
Foreign	(1,522)	1,269	(2,450)	(2,806)

Total	$(13,046)	$(28,172)	$(20,920)	$(48,868)

Tax provision (benefit) computed at statutory rate	$(4,566)	$(9,860)	$(7,322)	$(17,104)
Increases (reductions) in taxes due to:
Federal tax	—	—	210	—
Foreign income taxes	1,000	3,361	(2,073)	1,541
State and local income taxes, net	1,152	1,264	(869)	2,183
Purchase accounting adjustments	—	—	4,333	—
Other permanent items	1,053	3,851	5,665	2,558
Change in valuation allowance for deferred tax assets	3,513	7,806	(1,553)	—
Miscellaneous and other adjustments	20	(1,346)	455	14,009

Actual provision (benefit)	$2,172	$5,076	$(1,154)	$3,187

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of:

	New Company
	July 2, 2006	July 3, 2005
Deferred income tax assets
Current assets:
Reserves not deductible for tax purposes	$9,511	$14,034

Noncurrent assets:
Net operating loss	91,002	77,031
Tax credits	4,378	—
Depreciation on property and equipment	595	795
Equity investment	74,988	—
Goodwill	12,649	94,016
Other intangibles	1,472	767

Noncurrent deferred tax assets	185,084	172,609

Deferred income tax liabilities:
Depreciation on property and equipment	(2,845)	(5,741)
Other intangibles	(649)	(716)

Deferred tax liabilities	(3,494)	(6,457)

Deferred taxes before valuation allowance	191,101	180,186
Valuation allowance	(191,101)	(180,186)

Net deferred tax assets	$—	$—

The change in valuation allowance at July 2, 2006 was due to net increases in net operating losses and deferred tax items. At July 3, 2005, the valuation allowance was adjusted against intangibles in the amount of $9,235 for utilization of deferred tax assets that had a full valuation allowance at February 27, 2004. Tax credits of $4,378 will expire in 2014.

	Year of Expiration	July 2, 2006
Net operating loss schedule
June 30, 2002	2022	$21,853
June 30, 2003	2023	37,597
June 30, 2004	2024	84,877
June 30, 2005	2025	51,783
June 30, 2006	2026	37,829

Net operating loss carryforward		$233,939

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

Centers lease certain facilities under operating leases which expire at various dates. In connection with the Merger, the land and related improvements of 186 owned U.S. bowling centers were sold and leased back for an initial period of 20 years. Most leases include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed to at lease inception. For leases that contain predetermined fixed escalations of the minimum rentals and payments that can be required upon failure to renew or extend at the expiration of the lease term, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as accrued rent expense. Certain leases require contingent payments that depend on factors that are not measurable at the inception of the lease, such as percentage of sales or consumer price index, and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for maintenance, insurance, taxes and other expenses to which the Company is obligated are excluded from minimum lease payments.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

Presented below are contingent rentals and total rent expense:

	New Company			Reorganized Predecessor Company 2004 Eight Month
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
Contingent rentals	$307	$263	$236	$252
Total rent expense	51,234	52,615	17,820	15,604

Future minimum rental payments under operating lease agreements as of July 2, 2006 are as follows:

Fiscal year ending:
2007	$42,284
2008	39,215
2009	36,508
2010	37,152
2011	36,628
Thereafter	439,740

Total	$631,527

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

Asset Sales

From time to time, we sell excess assets including real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property. Centers net gains and losses from asset sales are included in bowling center operating expenses on the Consolidated Statements of Operations. The following table shows our asset sales for the reported periods:

	New Company			Reorganized Predecessor Company 2004 Eight Months
	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
U.S. Centers – Asset Sales
Proceeds	$6,868	$4,233	$524	$4,084
Gain (loss), net	1,737	(1,084)	(122)	862

International Centers – Asset Sales
Proceeds	1,998	—	—	—
Gain (loss), net	746	—	—	—

During Fiscal Year 2006, we sold the land and buildings associated with seven centers in the U.S. for net proceeds of $6.4 million with gains of $1.7 million. In addition, we received net proceeds of $2.0 million and gains of $0.7 million related to the sale of one international center.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million and a loss of $1.1 million, subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented. These proceeds are not included above and the resulting loss is included in discontinued operations

During Fiscal Year 2005, we sold the land and buildings associated with five centers in the U.S. for net proceeds of $3.4 million and losses of $0.5 million and received $4.3 million in consideration for the termination of a lease for premises on which we operated a center. In addition, we terminated our license with the City of Paris, France to operate a center and received $4.5 million.

During Fiscal Year 2004, we sold the land and buildings associated with five centers in the U.S. for net proceeds of $2.0 million and gains of $0.7 million. On September 30, 2004, we sold 33 centers in the United Kingdom for approximately $69.9 million. During calendar year 2004, we closed five centers in Australia and sold the real estate. On February 8, 2005, we sold our 42 remaining operating centers in Australia for approximately $44.7 million. We no longer have center operations in the United Kingdom or Australia.

Litigation and Claims

We currently and from time to time are subject to claims and actions arising in the ordinary course of our business, including general liability, workers’ compensation and employment claims. The Company has insurance to cover general liability and workers compensation claims. The insurance is subject to a self insured retention. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management’s opinion, no claims or actions in which we are involved are expected to have a material adverse impact on our financial position or results of operations.

In April 2005, we settled the last of two class actions alleging violations of federal legislation involving unsolicited communications. These actions were brought by plaintiffs who allegedly received unsolicited communications from us or from an agent on our behalf. Those settlements are final.

In July 2005, the Australian state of Western Australia assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid and expensed the assessment under protest and filed an objection. The objection is under an internal review by the department of revenue of Western Australia. In March 2006, the Australian state of South Australia assessed our former subsidiary that operated our bowling centers in Australia (“BCO Australia”) $405 for stamp tax relating to the Merger. Under the stock purchase agreement (the “SPA”) by which we sold our interest in BCO Australia in February 2005, we were responsible for this assessment. We paid and expensed this assessment under protest and filed an objection. The objection is under an internal review by the department of revenue of South Australia. If the assessments are not reversed, management will consider appeals. The Australian state of New South Wales (“NSW”) has also made inquiries about the applicability of its land-rich laws to the Merger but has not made an assessment.

After signing the SPA, the Australian state of NSW passed a law that made a vendor of the stock of a land rich company liable for stamp tax. In March 2006, NSW assessed Worldwide for vendor’s stamp tax of $369, including interest as the vendor in the sale to BCO Australia under the SPA. Worldwide paid and expensed the assessment and made a claim for indemnification against the buyer under the SPA.

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

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

The amounts charged to expense under this plan were:

Fiscal Year 2006	$1,236
Fiscal Year 2005	1,402
New Company 2004 Four Months	556
Reorganized Predecessor Company 2004 Eight Months	1,141

The Company also sponsors a defined benefit pension plan for certain of its United Kingdom employees. The expense for Fiscal Year 2006 and 2005 was approximately $459 and 360, respectively. As of July 2, 2006, the plan had a minimum pension liability of $2,964 which represents the unfunded status of the accumulated benefit obligation.

NOTE 15. EQUITY BASED COMPENSATION

On February 27, 2004, Kingpin granted 313,145 options to purchase common units of Kingpin, at an exercise price of $10.00 and 104,381 options to purchase common units at an exercise price of $20.00 per common unit, to Frederick R. Hipp, President and Chief Executive Officer of Worldwide. These options have a 10 year contractual term and vest ratably over a four year period.

Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”). Under the Option Plan, option grants to purchase common units may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. All stock options have 10-year terms and vest ratably over 3 years from the date of grant. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. As of July 2, 2006, there were 256,388 options outstanding under the Option Plan, of which 36,668 were vested and exercisable. As of July 2, 2006, a total of 824,207 units remained available under the Option Plan.

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

The table below summarizes the stock option activity:

	New Company
	Fiscal Year 2006		Fiscal Year 2005		2004 Four Months
	Options	Average Price (a)	Options	Average Price (a)	Options	Average Price (a)
Outstanding at beginning of period	518	$12.02	418	$12.50	—	$—
Granted	170	10.86	100	10.00	418	12.50
Forfeited/Canceled	(14)	10.00	—	—	—	—

Outstanding at end of period	674	$11.77	518	$12.02	418	$12.50

Exercisable at end of period	245	$12.13	104	$12.50	—	$—

(a)	Weighted-average exercise price.

Stock options outstanding and exercisable at July 2, 2006 are as follows:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Options	Average Price (a)	Average Life (b)	Options	Average Price (a)	Average Life (b)
$10.00 to $10.89	570	$10.26	8.3	193	$10.00	7.8
$20.00	104	20.00	7.7	52	20.00	7.7

$10.00 to $20.00	674	$11.77	8.2	245	$12.13	7.8

(a)	Weighted-average exercise price.

(b)	Weighted-average contractual remaining life

There were no equity awards granted in the Reorganized Predecessor Company Eight Months.

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

The table below summarizes the activity in the former 2002 Stock Option Plan:

	Reorganized Predecessor Company 2004 Eight Months
	Options	Average Price (a)
Oustanding at beginning of period	946	$21.19
Forfeited/Canceled	(946)	21.19

Outstanding at end of period	—	—

Exercisable at end of period	—	—

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

NOTE 16. GEOGRAPHIC SEGMENTS

Operating Revenue

	New Company			Reorganized Predecessor Company 2004 Eight Month
(In millions)	Fiscal Year 2006	Fiscal Year 2005	2004 Four Months
United States	$480.8	$513.0	$163.0	$346.5
Australia	0.6	3.1	0.9	2.2
Japan	9.6	22.8	6.4	16.6
Other European	15.1	39.8	14.6	27.2
Other	0.7	15.4	4.5	7.9
Eliminations	(7.7)	(25.5)	(5.8)	(14.3)

Total	$499.1	$568.6	$183.6	$386.1

Identifiable assets

	New Company
(In millions)	July 2, 2006	July 3, 2005
United States	$291.1	$347.4
Australia	—	1.3
Japan	2.4	11.6
Other European	0.6	16.1
Other	62.9	15.2

Total	$357.0	$391.6

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

NOTE 17. BUSINESS SEGMENTS

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Beginning October 8, 2005, the Company has two business segments: Centers (the operation of bowling centers) and Holdings (the manufacture and sale of bowling and related products through our investment in the Joint Venture). Holdings includes the results and balances from the Joint Venture. Such amounts are eliminated and not presented in our consolidated financial statements as they are accounted for using the equity method. In prior periods, the Company reported Products as a segment. The segment information for prior periods has not been recast to conform to the new segment structure. Information concerning these operations from continuing operations is presented below:

	Fiscal Year 2006
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers
U.S.	$446.5	$—	$23.1	$249.9	$34.4	$43.4
International	18.5	—	3.2	13.4	0.9	0.8

Subtotal	465.0	—	26.3	263.3	35.3	44.2

Products	32.1	7.7	(1.7)	—	1.6	1.1

Holdings	64.9	8.6	(8.2)	141.1	4.0	1.1
Equity method eliminations	(62.9)	(8.6)	8.0	(90.7)	(4.0)	(1.1)

Subtotal	2.0	—	(0.2)	50.4	—	—

Corporate	—	—	(10.9)	37.4	1.2	0.5
Eliminations	—	(7.7)	—	5.9	(0.6)	(0.6)

Total	$499.1	$—	$13.5	$357.0	$37.5	$45.2

	Fiscal Year 2005
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$438.4	$—	$21.8	$242.5	$36.1	$38.3
International	20.0	—	(1.0)	14.2	1.2	1.0

Subtotal	458.4	—	20.8	256.7	37.3	39.3

Products:
U.S.	51.9	22.7	1.0	78.9	6.6	1.9
International	58.3	2.8	(0.4)	16.8	0.3	0.2

Subtotal	110.2	25.5	0.6	95.7	6.9	2.1

Corporate	—	—	(27.9)	33.4	1.9	2.3
Eliminations	—	(25.5)	(1.5)	5.8	(0.5)	(2.0)

Total	$568.6	$—	$(8.0)	$391.6	$45.6	$41.7

AMF BOWLING WORLDWIDE, INC

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data and as otherwise noted)

	New Company 2004 Four Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales		Operating income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$135.7	$		$(0.8)	$251.8	$13.2	$9.7
International	7.6		—	(0.1)	125.4	0.6	0.9

Subtotal	143.3		—	(0.9)	377.2	13.8	10.6

Products:
U.S.	22.9		4.4	0.2	82.7	2.2	0.5
International	17.4		1.4	(0.4)	22.9	0.1	0.2

Subtotal	40.3		5.8	(0.2)	105.6	2.3	0.7

Corporate	—		—	(11.6)	11.9	0.6	0.1
Eliminations	—		(5.8)	0.1	7.4	(0.3)	—

Total	$183.6		$—	$(12.6)	$502.1	$16.4	$11.4

	Reorganized Predecessor Company 2004 Eight Months
(In millions)	Revenue from Unaffiliated customers	Intersegment sales	Operating income (loss)	Depreciation and amortization	Capital expenditures
Centers
U.S.	$304.9	$—	$39.7	$27.7	$25.3
International	15.6	—	1.9	0.9	0.8

Subtotal	320.5	—	41.6	28.6	26.1

Products:
U.S.	30.3	11.2	1.1	3.3	0.5
International	35.2	3.1	(2.3)	0.2	0.1

Subtotal	65.5	14.3	(1.2)	3.5	0.6

Corporate	—	—	(34.0)	1.1	2.1
Eliminations	—	(14.3)	0.2	(0.4)	—

Total	$386.0	$—	$6.6	$32.8	$28.8

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 1, we issued $150,000 of Subordinated Notes in connection with the Merger. The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheet as of July 2, 2006 and July 3, 2005, condensed consolidating statements of operations and cash flows for the Fiscal Year 2006, the Fiscal Year 2005, New Company 2004 Four Months and Reorganized Predecessor Company 2004 Eight Months. The elimination entries presented are necessary to combine the entities. (See “Note 1. Business Description – Organization, Joint Venture, Merger and Fiscal Year” and “Note 9. Long-Term Debt”.)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	July 2, 2006
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$53,650	$2,468	$1,357	$—	$57,475
Accounts and notes receivable, net	161	4,568	603	—	5,332
Accounts and notes receivable - intercompany	17,800	125,850	(5,355)	(138,295)	—
Inventories, net	—	4,204	505	—	4,709
Prepaid expenses and other current assets	(7,817)	17,063	728	117	10,091

Total current assets	63,794	154,153	(2,162)	(138,178)	77,607

Property and equipment, net	9,086	213,400	6,379	—	228,865
Investment in subsidiaries	367,752	(14,442)	—	(353,310)	—
Investment in equity affiliate	—	31,104	—	—	31,104
Other assets	9,826	87,314	(1,572)	(76,192)	19,376

Total assets	$450,458	$471,529	$2,645	$(567,680)	$356,952

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$34	$7,825	$1,014	$—	$8,873
Accrued expenses and other liabilities	6,996	50,284	2,026	(325)	58,981
Current portion of long-term debt	794	—	—	—	794
Accounts and notes payable - intercompany	138,271	—	—	(138,271)	—

Total current liabilities	146,095	58,109	3,040	(138,596)	68,648

Long-term debt, less current portion	200,734	1,974	—	—	202,708
Liabilities subject to resolution	—	103	—	—	103
Other long-term liabilities	21,569	54,572	3,066	(76,243)	2,964

Total liabilities	368,398	114,758	6,106	(214,839)	274,423

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	407,109	7,189	(414,298)	133,716
Accumulated (deficit) earnings	(46,044)	(46,740)	(8,673)	55,882	(45,575)
Accumulated other comprehensive income (loss)	(5,612)	(3,598)	(1,977)	5,575	(5,612)

Total stockholder’s equity	82,060	356,771	(3,461)	(352,841)	82,529

Total liabilities and stockholder’s equity	$450,458	$471,529	$2,645	$(567,680)	$356,952

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	Fiscal Year 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$39,537	$2,868	$2,849	$—	$45,254
Accounts and notes receivable, net	—	(615)	24,112	—	23,497
Accounts and notes receivable - intercompany	21,901	119,720	22,801	(164,422)	—
Inventories, net	—	1,325	27,137	(2,931)	25,531
Prepaid expenses and other current assets	(7,452)	13,296	8,449	—	14,293
Assets held for sale	—	5,294	—	—	5,294

Total current assets	53,986	141,888	85,348	(167,353)	113,869

Property and equipment, net	7,748	207,463	30,943	2,372	248,526
Investment in subsidiaries	396,165	—	—	(396,165)	—
Other assets	15,092	56,812	33,625	(76,299)	29,230

Total assets	$472,991	$406,163	$149,916	$(637,445)	$391,625

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$46	$5,650	$6,810	$—	$12,506
Accrued expenses and other liabilities	12,468	41,810	17,402	(559)	71,121
Current portion of long-term debt	796	277	—	—	1,073
Accounts and notes payable - intercompany	139,229	1,498	23,695	(164,422)	—
Liabilities held for sale	—	1,069	—	—	1,069

Total current liabilities	152,539	50,304	47,907	(164,981)	85,769

Long-term debt, less current portion	201,683	2,088	—	—	203,771
Liabilities subject to resolution	—	143	—	—	143
Other long-term liabilities	21,569	35,378	24,094	(76,299)	4,742

Total liabilities	375,791	87,913	72,001	(241,280)	294,425

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	318,173	305,688	(623,861)	133,716
Accumulated (deficit) earnings	(29,690)	(8,165)	(211,118)	219,283	(29,690)
Accumulated other comprehensive income (loss)	(6,826)	8,242	(16,655)	8,413	(6,826)

Total stockholder’s equity	97,200	318,250	77,915	(396,165)	97,200

Total liabilities and stockholder’s equity	$472,991	$406,163	$149,916	$(637,445)	$391,625

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Fiscal Year 2006
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$445,323	$61,548	$(7,722)	$499,149

Operating expenses:
Cost of goods sold	—	40,827	34,589	(5,591)	69,825
Bowling center operating expenses	—	319,574	12,790	(1,531)	330,833
Selling, general and administrative expenses	9,356	26,039	10,582	—	45,977
Asset impairment	—	1,111	347	—	1,458
Depreciation and amortization	1,196	34,582	2,337	(568)	37,547

Total operating expenses	10,552	422,133	60,645	(7,690)	485,640

Operating income (loss)	(10,552)	23,190	903	(32)	13,509

Non-operating expense (income):
Interest expense	22,251	154	275	(243)	22,437
Interest income	(1,735)	(455)	(70)	243	(2,017)
Other expense (income)	(23,724)	23,463	388	(10)	117
Loss from equity affiliate	—	5,966	—	52	6,018

Total non-operating expenses, net	(3,208)	29,128	593	42	26,555

Income (loss) from continuing operations before provision for income taxes and equity in income (loss) of subsidiaries	(7,344)	(8,173)	2,545	(74)	(13,046)
Provision for income taxes	149	1,214	809	—	2,172

Income (loss) from continuing operations	(7,493)	(7,152)	(499)	(74)	(15,218)

Discontinued operations:
Income from discontinued operations, net of tax	—	23	—	—	23
Loss on disposal, net of tax	—	(690)	—	—	(690)

Loss from discontinued operations	—	(667)	—	—	(667)

Equity in income (loss) of subsidiaries	(8,392)	—	—	8,392	—

Net income (loss)	$(15,885)	$(7,819)	$(499)	$8,318	$(15,885)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Fiscal Year 2005
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$437,711	$143,910	$(13,043)	$568,578

Operating expenses:
Cost of goods sold	—	40,859	99,942	(12,583)	128,218
Bowling center operating expenses	—	314,633	12,094	(460)	326,267
Selling, general and administrative expenses	25,967	34,947	4,093	—	65,007
Asset impairment	—	9,958	1,528	—	11,486
Depreciation and amortization	1,906	36,697	6,991	(25)	45,569

Total operating expenses	27,873	437,094	124,648	(13,068)	576,547

Operating income (loss)	(27,873)	617	19,262	25	(7,969)

Non-operating expenses (income):
Interest expense	25,491	216	1,074	(1,150)	25,631
Interest income	(2,004)	(181)	(358)	1,150	(1,393)
Loss on extinguishment of debt	1,804	—	—	—	1,804
Other expense (income)	(28,540)	19,700	3,001	—	(5,839)

Total non-operating (income) expenses, net	(3,249)	19,735	3,717	—	20,203

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(24,624)	(19,118)	15,545	25	(28,172)
Provision for income taxes	728	1,774	1,563	1,011	5,076

Income (loss) from continuing operations	(25,352)	(20,892)	13,982	(986)	(33,248)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	7,650	(547)	—	7,103
Gain on disposal, net of tax	15,447	—	—	—	15,447

Income (loss) from discontinued operations	15,447	7,650	(547)	—	22,550

Equity in income (loss) of subsidiaries	(793)	—	—	793	—

Net income (loss)	$(10,698)	$(13,242)	$13,435	$(193)	$(10,698)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	New Company 2004 Four Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$135,589	$52,865	$(4,874)	$183,580

Operating expenses:
Cost of goods sold	—	17,961	37,193	(4,585)	50,569
Bowling center operating expenses	—	101,099	5,722	(281)	106,540
Selling, general and administrative expenses	11,034	4,270	6,465	—	21,769
Asset impairment	—	826	—	—	826
Depreciation and amortization	584	13,562	2,358	(55)	16,449

Total operating expenses	11,618	137,718	51,738	(4,921)	196,153

Operating income (loss)	(11,618)	(2,129)	1,127	47	(12,573)

Non-operating expenses (income):
Interest expense	8,158	104	2,527	(2,421)	8,368
Interest income	(2,437)	(75)	(40)	2,421	(131)
Other expense (income)	(12,019)	8,982	3,427	(9)	381

Total non-operating expenses, net	(6,298)	9,011	5,914	(9)	8,618

Income (loss) from continuing operations before reorganization items, net, provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(5,320)	(11,140)	(4,787)	56	(21,191)
Reorganization items, net	(116)	(155)	—	—	(271)

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(5,204)	(10,985)	(4,787)	56	(20,920)
Provision (benefit) for income taxes	275	(537)	(892)	—	(1,154)

Income (loss) from continuing operations	(5,479)	(10,448)	(3,895)	56	(19,766)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	969	(195)	—	774
Gain on disposal, net of tax	—	—	—	—	—

Income from discontinued operations	—	969	(195)	—	774

Equity in income (loss) of subsidiaries	(13,513)	—	—	13,513	—

Net income (loss)	$(18,992)	$(9,479)	$(4,090)	$13,569	$(18,992)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	Reorganized Predecessor Company 2004 Eight Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$304,538	$88,513	$(6,994)	$386,057

Operating expenses:
Cost of goods sold	—	27,231	59,218	(6,563)	79,886
Bowling center operating expenses	—	200,919	11,159	(431)	211,647
Selling, general and administrative expenses	32,882	8,653	13,539	—	55,074
Depreciation and amortization	1,079	28,127	3,820	(195)	32,831

Total operating expenses	33,961	264,930	87,736	(7,189)	379,438

Operating income (loss)	(33,961)	39,608	777	195	6,619

Non-operating expenses (income):
Interest expense	24,101	154	6	(101)	24,160
Interest income	(41)	(109)	(210)	101	(259)
Loss on extinguishment of debt	35,318	—	—	—	35,318
Other expense (income)	(22,235)	16,056	2,438	9	(3,732)

Total non-operating expenses, net	37,143	16,101	2,234	9	55,487

Income (loss) before provision for income taxes and equity in income (loss) of subsidiaries	(71,104)	23,507	(1,457)	186	(48,868)
Provision for income taxes	91	2,048	1,048	—	3,187

Income (loss) from continuing operations	(71,195)	21,459	(2,505)	186	(52,055)
Discontinued operations:
Income from discontinued operations, net of tax	—	1,106	3,191	—	4,297
Gain on disposal, net of tax	—	—	—	—	—

Income from discontinued operations	—	1,106	3,191	—	4,297

Equity in income (loss) of subsidiaries	23,437	—	—	(23,437)	—

Net income (loss)	$(47,758)	$22,565	$686	$(23,251)	$(47,758)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2006
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(1,983)	$31,952	$356	$(136)	$30,189

Cash flows from investing activities:
Capital expenditures	(484)	(43,440)	(1,869)	600	(45,193)
Return of cash from equity affiliate	17,531	—	—	—	17,531
Proceeds from sale of:
Property and equipment	—	12,622	21	—	12,643

Net cash provided by (used in) investing activities from continuing operations	17,047	(30,818)	(1,848)	600	(15,019)

Cash flows from financing activities:
Payments of long-term debt	(951)	—	—	—	(951)
Payments under capital lease obligations	—	(390)	—	—	(390)

Net cash used in financing activities from continuing operations	(951)	(390)	—	—	(1,341)

Effect of exchange rates on cash	—	—	—	(464)	(464)
Revised net cash used in operating activities from discontinued operations	—	(995)	—	—	(995)
Revised net cash used in investing activities from discontinued operations	—	(149)	—	—	(149)

Net increase (decrease) in cash	14,113	(400)	(1,492)	—	12,221

Cash and cash equivalents at beginning of period	39,537	2,868	2,849	—	45,254

Cash and cash equivalents at end of period	$53,650	$2,468	$1,357	$—	$57,475

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2005 (revised)
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$6,373	$12,143	$4,965	$(432)	$23,049

Cash flows from investing activities:
Capital expenditures	(2,274)	(38,271)	(3,156)	2,024	(41,677)
Proceeds from the sale of:
Property and equipment	—	4,667	—	—	4,667
Subsidiaries	114,585	—	—	—	114,585

Net cash provided by (used in) investing activities from continuing operations	112,311	(33,604)	(3,156)	2,024	77,575

Cash flows from financing activities:
Payments of long-term debt	(82,526)	—	—	—	(82,526)
Payments under capital lease obligations	—	(263)	(1,164)	—	(1,427)

Net cash used in financing activities from continuing operations	(82,526)	(263)	(1,164)	—	(83,953)

Effect of exchange rates on cash	—	—	—	(1,592)	(1,592)
Revised net cash provided by operating activities from discontinued operations	—	372	98	—	470
Revised net cash provided by (used in) investing activities from discontinued operations	—	17,736	(765)	—	16,971

Net increase (decrease) in cash	36,158	(3,616)	(22)	—	32,520

Cash and cash equivalents at beginning of period	3,379	6,484	2,871	—	12,734

Cash and cash equivalents at end of period	$39,537	$2,868	$2,849	$—	$45,254

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	New Company 2004 Four Months (revised)
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(3,910)	$(194)	$1,211	$(590)	$(3,483)

Cash flows from investing activities:
Capital expenditures	(88)	(9,529)	(1,822)	—	(11,439)
Proceeds from the sale of:
Property and equipment	—	525	(1)	—	524

Net cash used in investing activities	(88)	(9,004)	(1,823)	—	(10,915)

Cash flows from financing activities:
Deferred financing costs	(301)	—	—	—	(301)
Payments under capital lease obligations	—	(121)	(139)	—	(260)

Net cash used in financing activities	(301)	(121)	(139)	—	(561)

Effect of exchange rates on cash	—	—	—	590	590
Revised net cash provided by operating activities from discontinued operations	—	6,771	1,972	—	8,743
Revised net cash provided by (used in) investing activities from discontinued operations	—	2,339	(1,592)	—	747

Net decrease in cash	(4,299)	(209)	(371)	—	(4,879)

Cash and cash equivalents at beginning of period	7,678	5,114	4,821	—	17,613

Cash and cash equivalents at end of period	$3,379	$4,905	$4,450	$—	$12,734

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	Reorganized Predecessor Company 2004 Eight Months (revised)
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$228,143	$(232,564)	$(6,139)	$7,754	$(2,806)

Cash flows from investing activities:
Capital expenditures	(2,125)	(24,799)	(1,864)	—	(28,788)
Proceeds from the sale of:
Property and equipment	—	4,083	34	—	4,117
Proceeds from Sale-Leaseback Agreements	—	254,000	—	—	254,000

Net cash provided by (used in) investing activities from continuing operations	(2,125)	233,284	(1,830)	—	229,329

Cash flows from financing activities:
Proceeds from long-term debt	285,000	—	—	—	285,000
Payments of long-term debt	(412,227)	—	—	—	(412,227)
Payments under capital lease obligations	—	(111)	(92)	—	(203)
Dividends paid	(250,252)	—	—	—	(250,252)
Proceeds from issuance of common stock	133,716	—	—	—	133,716
Deferred financing costs	(21,747)	—	—	—	(21,747)
Stock options	(953)	—	—	—	(953)

Net cash used in financing activities	(266,463)	(111)	(92)	—	(266,666)

Effect of exchange rates on cash	—	—	—	(7,754)	(7,754)
Revised net cash provided by operating activities from discontinued operations	—	4,566	4,530	—	9,096
Revised net cash provided by (used in) investing activities from discontinued operations	—	(2,454)	2,593	—	139

Net increase (decrease) in cash	(40,445)	2,721	(938)	—	(38,662)

Cash and cash equivalents at beginning of period	48,123	2,393	5,759	—	56,275

Cash and cash equivalents at end of period	$7,678	$5,114	$4,821	$—	$17,613

AMF BOWLING WORLDWIDE, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2006 Fiscal Quarters

	1st	2nd	3rd	4th
Operating revenue	$122,743	$127,018	$147,766	$101,622
Operating income (loss)	(15,811)	10,112	26,837	(7,629)
Income (loss) from:
Continuing operations	(20,592)	5,760	15,094	(15,480)
Discontinued operations	63	(1,238)	732	(224)

Net income (loss)	$(20,529)	$4,522	$15,826	$(15,704)

2005 Fiscal Quarters

	1st	2nd	3rd	4th
Operating revenue	$115,133	$145,358	$166,428	$141,659
Operating income (loss)	(17,519)	3,171	17,371	(10,992)
Income (loss) from:
Continuing operations	(19,715)	(4,391)	5,903	(15,045)
Discontinued operations	6,775	30,378	(2,502)	(12,101)

Net income (loss)	$(12,940)	$25,987	$3,401	$(27,146)

2004 Fiscal Quarters

	1st	2nd	3rd (a)	4th
Operating revenue	$123,217	$146,537	$171,377	$128,506
Operating income (loss)	(4,808)	17,429	(3,878)	(14,697)
Income (loss) from:
Continuing operations	(12,904)	10,007	(49,521)	(19,403)
Discontinued operations	232	2,487	315	2,037

Net income (loss)	$(12,672)	$12,494	$(49,206)	$(17,366)

Net income (loss) per share of common stock:
Basic	$(1.27)	$1.25	N/A	N/A
Diluted	(1.27)	1.21	N/A	N/A

(a)	The 2004 Third Quarter ended March 28, 2004 includes results for the New Company from March 1, 2004 through March 28, 2004 and results for the Reorganized Predecessor Company from December 29, 2003 through February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of October, 2006.

AMF BOWLING WORLDWIDE, INC.

By:	/s/ Frederick R. Hipp
Frederick R. Hipp
Director, President and Chief Executive Officer
(principal executive officer)

By:	/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer
(principal financial officer)

By:	/s/ W. Thomas Didlake, Jr.
W. Thomas Didlake, Jr.
Vice President and Corporate Controller
(principal accounting officer)

S-1

EXHIBIT INDEX

2.1	Order Confirming Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 2.1, for the year ended December 31, 2001 (File No. 001-12131)).

2.2	Second Amended Second Modified Joint Plan of Reorganization of AMF Bowling Worldwide, Inc. and certain of its direct and indirect subsidiaries (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

2.3	Agreement and Plan of Merger dated as of November 26, 2003 among Kingpin Holdings, LLC, Kingpin Merger Sub, Inc. and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 28, 2003 (file No. 001-12131)).

3.1	Amended and Restated Certificate of Incorporation of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

3.2	Amended and Restated By-Laws of AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.1	Indenture dated as of February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to 10.00% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).

4.3	Registration Rights Agreement dated as of February 27, 2004 by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated herein by reference to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 26, 2004 (file No. 333-117668)).

4.4	Registration Rights Agreement dated as of March 8, 2002 by and among AMF Bowling Worldwide, Inc. and certain holders of common stock (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.5	Series A Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.6	Series B Warrant Agreement dated as of March 8, 2002 between AMF Bowling Worldwide, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2002 (File No. 001-12131)).

4.7	Supplemental Indenture, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Wilmington Trust Company, as Trustee, with respect to the 10% Senior Subordinated Notes due 2010 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

4.8	Joinder to Registration Rights Agreement, dated September 28, 2004, by and among AMF Bowling Worldwide, Inc., certain subsidiaries of AMF Bowling Worldwide, Inc., as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston, acting through its Cayman Islands Branch (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

10.1	Senior Secured Credit Agreement, dated as of February 27, 2004 among AMF Bowling Worldwide, Inc., certain of its subsidiaries as borrowers, the financial institution listed on the signature pages thereto, and Credit Suisse First Boston LLC as Administrative Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent and Documentation Agent (without exhibits) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.2	First Amendment to Credit Agreement dated as of September 20, 2004 among Kingpin Intermediate Corp., the Company, the Lenders signatory thereto and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, amending that certain Credit Agreement dated as of February 27, 2004 (incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 6, 2004 (File No. 333-117668-12)).

E-1

10.3	Second Amendment to Credit Agreement dated as of June 2, 2005 among Kingpin Intermediate Corp., the Company, the Lenders signatory thereto and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, further amending that certain Credit Agreement dated as of February 27, 2004

10.4	AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.38, for the year ended December 31, 2000 (File No. 001-12131)). *

10.5	Employment letter, dated as of February 27, 2004, between AMF Bowling Worldwide, Inc. and Frederick R. Hipp (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarterly period ended March 28, 2004 (File No. 001-12131)).*

10.6	Employment Letter, dated as of October 27, 2004, between AMF Bowling Worldwide, Inc. and Anthony J. Ponsiglione II (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 (File No. 001-12131)).*

10.7	Employment Agreement, dated as of June 13, 2005, between AMF Bowling Products, LLC and John B. Walker.*

10.8	Employment Agreement, dated as December 5, 2005, between AMF Bowling Worldwide, Inc. and William McDonnell.*

10.9	Lease I Agreement dated February 27, 2004 between iStar Bowling Centers I LP, as Landlord, and AMF Bowling Centers, Inc., as Tenant (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.10	Lease II Agreement dated February 27, 2004 between iStar Bowling Centers II LP, as Landlord, and AMF Bowling Centers, Inc., as Tenant (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarterly period ended March 28, 2004 (File No. 001-12131).

10.11	Management Agreement, dated February 27, 2004, by and between CHS Management VI LP and AMF Bowling Worldwide, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarterly period ended March 28, 2004 (File No. 001-12131)).

10.12

Joint Venture Agreement dated as of June 13, 2005 by and among QubicaAMF Worldwide S.à.R.L., Qubica Lux S. à.R.L., AMF Bowling Products, LLC, AMF Bowling Products International BV, Qubica S.p.A, AMF Bowling India Private Limited, AMF Bowling Products Mexico S. de R.L. de C.V., AMF Bowling Poland Sp.z.oo, AMF Bowling Products, LLC, Qubica Canada, Inc., Qubica USA, Inc. and Aquta S.r.l.

Contribution Agreement dated as of June 13, 2005 by and among QubicaAMF Worldwide S.à.R.L., Qubica

10.13	Lux S.à.R.L. and AMF Holdings, Inc. Kingpin Holdings LLC 2004 Unit Option Plan as of September 27, 2004 (incorporated herein by reference to

10.14	the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended December 26, 2004 (file No. 001-12131)).*

21.1	Subsidiaries of the Company (filed herewith).

31.1	Certification by the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

E-2