Form 10-Q
period 2006-10-01
AMF BOWLING WORLDWIDE INC
filed 2006-11-20
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 1, 2006, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

PART I

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1. FINANCIAL STATEMENTS

(In thousands, except share data)	October 1, 2006	July 2, 2006
Assets
Current assets:
Cash and cash equivalents	$41,982	$57,475
Accounts and notes receivable, net of allowance for doubtful accounts of $193 and $203, respectively	4,856	5,332
Inventories, net	4,773	4,709
Prepaid expenses and other current assets	9,788	10,091

Total current assets	61,399	77,607

Property and equipment, net	230,546	228,865
Investment in equity affiliate	28,370	31,104
Other assets	18,848	19,376

Total assets	$339,163	$356,952

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$9,563	$8,873
Accrued expenses and other liabilities	57,946	58,981
Current portion of long-term debt	796	794

Total current liabilities	68,305	68,648

Long-term debt, less current portion	202,504	202,708
Liabilities, subject to resolution	103	103
Other liabilities	2,964	2,964

Total liabilities	273,876	274,423
Commitments and contingencies

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,716	133,716
Accumulated deficit	(62,320)	(45,575)
Accumulated other comprehensive loss	(6,109)	(5,612)

Total stockholder’s equity	65,287	82,529

Total liabilities and stockholder’s equity	$339,163	$356,952

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands)	2007 First Quarter	2006 First Quarter
Operating revenue	$102,528	$122,743

Operating expenses:
Cost of goods sold	8,947	31,409
Bowling center operating expenses	82,059	79,109
Selling, general and administrative expenses	10,034	17,241
Asset impairment	—	443
Depreciation and amortization	11,873	10,352

Total operating expenses	112,913	138,554

Operating loss	(10,385)	(15,811)

Non-operating (income) expenses:
Interest expense	5,817	5,501
Interest income	(600)	(326)
Loss from equity affiliate	2,075	—
Other expense, net	10	196

Total non-operating expenses	7,302	5,371

Loss from continuing operations before income taxes	(17,687)	(21,182)
Benefit for income taxes	(942)	(590)

Loss from continuing operations	(16,745)	(20,592)
Discontinued operations:
Income from discontinued operations, net of tax	—	63

Income from discontinued operations	—	63

Net loss	$(16,745)	$(20,529)

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	2007 First Quarter	Revised 2006 First Quarter
Operating activities:
Net loss	$(16,745)	$(20,529)
Less: Income from discontinued operations	—	63

Loss from continuing operations	(16,745)	(20,592)

Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	11,873	10,352
Gain on the sale of property and equipment, net	(80)	(11)
Asset impairment	—	443
Loss from equity affiliate	2,075	—
Changes in assets and liabilities:
Accounts and notes receivable, net	478	1,907
Inventories	(64)	(6,229)
Other assets	693	2,449
Accounts payable and accrued expenses	338	1,681
Income taxes payable	(1,158)	(2,556)
Other long-term liabilities	443	(307)

Net cash used in operating activities from continuing operations	(2,147)	(12,863)

Investing activities:
Purchases of property and equipment	(14,631)	(17,475)
Proceeds from sale of property and equipment	1,413	52

Net cash used in investing activities from continuing operations	(13,218)	(17,423)

Financing activities:
Payments on long-term debt	(202)	(199)
Payments under capital lease obligations	—	(70)

Net cash used in financing activities from continuing operations	(202)	(269)

Effect of exchange rates on cash	74	276
Revised net cash used in operating activities from discontinued operations (see Note 2)	—	(386)
Revised net cash used in investing activities from discontinued operations (see Note 2)	—	(41)

Net decrease in cash and cash equivalents	(15,493)	(30,706)
Cash and cash equivalents at beginning of period	57,475	45,254

Cash and cash equivalents at end of period	$41,982	$14,548

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as otherwise noted)

(unaudited)

NOTE 1. BUSINESS DESCRIPTION

Organization

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and its subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and hold an interest in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company has two reportable business segments:

•	the operation of bowling centers (“Centers”); and

•	“Holdings”, which consists of our investment in the Joint Venture (defined below) and a company that provides technical services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF was engaged in two business segments:

•	Centers; and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

Centers operations and operating assets are held in subsidiaries of Worldwide.

AMF is the largest operator of bowling centers in the world with 359 centers in operation as of October 1, 2006, and is comprised of 346 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 centers, four of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 centers. The results of the 300 centers are not material to the Centers business segment.

AMF was also one of the largest manufacturers of bowling equipment in the world. We conducted our business of manufacturing and selling bowling equipment through our Products subsidiaries until October 7, 2005. Until such date, we reported Products as a segment of our business. On October 7, 2005, we entered into the Joint Venture with Italian-based Qubica, S.p.A. (“Qubica”), and contributed this business in exchange for a 50% equity interest.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented and are included within our former Products segment.

Worldwide serves as the corporate headquarters of the Company. Its employees provide management and administrative services for Centers and AMF Holdings and certain provided administrative services for Products until October 7, 2005.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

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

The Joint Venture and certain of its subsidiaries entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and certain of its subsidiaries secure the Joint Venture credit agreement. AMF Products is not a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”). Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal years 2007 and 2006 have 52 weeks. Fiscal year 2006 ended on July 2, 2006 (“Fiscal Year 2006”). First quarters 2007 and 2006 ended on October 1, 2006 and October 2, 2005, respectively.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses in our investment approximately one quarter in arrears. For the three months ended October 1, 2006, we recorded losses from our investment of $2.1 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million which is amortized as an adjustment to loss from equity affiliate over five years, the useful life of the underlying assets to which the basis

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

difference is attributed. AMF continues to purchase capital equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. Total purchases from the Joint Venture for the three months ended October 1, 2006 were $7.9 million. Total payables to the Joint Venture at October 1, 2006 were $2.1 million. The Joint Venture has a December 31st year end for financial reporting purposes.

Selected financial results of the Joint Venture as of June 30, 2006 and for the period April 1, 2006 to June 30, 2006 are as follows:

Financial position:
Current assets	$60,662
Noncurrent assets	35,378

Total assets	96,040

Current liabilities	31,182
Noncurrent liabilities	67,558

Total liabilities	98,740

Stockholder’s equity	(2,700)

Results of operations:
Revenue	40,282
Gross profit	11,382
Net loss	$4,567

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Our financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006. The following definitions are used in this report:

Period	Referred to as
Results from July 3, 2006 through October 1, 2006	“2007 First Quarter”

Results from July 4, 2005 through October 2, 2005	“2006 First Quarter”

Results from July 3, 2006 through July 1, 2007	“Fiscal Year 2007”

Results from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Certain amounts in the financial statements and supporting footnotes have been reclassified to conform with current year presentation. In Fiscal Year 2006, the Company reclassified certain selling, general and administrative expenses from bowling center operating expenses to selling, general and administrative expenses. Reclassifications to selling, general and administrative expenses in the 2006 First Quarter were $6,834. In Fiscal Year 2006, the Company also separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The Company recognized additional depreciation expense of $2,018 in the 2007 First Quarter to correct a depreciation error primarily relating to Fiscal Year 2006. The Company also recognized a reduction in the bowling center operating expenses of $696 in the 2007 First Quarter to correct errors in calculating insurance liabilities in prior years. The Company evaluated the errors, considering both the quantitative and qualitative aspects, and concluded that neither the errors nor the effects of their corrections were material to the consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for all periods presented.

NOTE 3. DISCONTINUED OPERATIONS

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division are reported separately as discontinued operations for all periods in which they are presented. Results for 2006 First Quarter are primarily from our billiards operation which was sold on December 4, 2005.

The financial results of our discontinued operations were as follows:

	2007 First Quarter	2006 First Quarter
Revenue	$—	$2,584

Income from operations, pretax	—	63
Provision for income taxes	—	—

Income from operations, after tax	—	63

Income from discontinued operations	$—	$63

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 4. STOCK-BASED COMPENSATION

On February 27, 2004, Kingpin granted 313,145 options to purchase common units of Kingpin, at an exercise price of $10.00 and 104,381 options to purchase common units at an exercise price of $20.00 per common unit, to Frederick R. Hipp, President and Chief Executive Officer of Worldwide. These options have a 10 year contractual term and vest ratably over a four year period.

Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”). Under the Option Plan, grants to purchase common units may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. All stock options have 10-year terms and vest ratably over 3 years from the date of grant. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. As of October 1, 2006, there were 256,388 options outstanding under the Option Plan, of which 65,366 were vested and exercisable. As of October 1, 2006, a total of 824,207 units remained available under the Option Plan. The Company issued options to executive and key employees subsequent to 2007 First Quarter.

The Company previously accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees” and related interpretations. Effective July 3, 2006, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the prospective method. The prospective method requires the Company to account for awards of equity instruments based on their grant-date fair value. This method applies to new awards and to awards modified, repurchased or cancelled after the effective date. Since Kingpin did not grant, modify, repurchase, or cancel any awards during the 2007 First Quarter, the adoption of SFAS 123R had no impact on the Company’s financial position or results of operations during the period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each unit option grant at the time of the grant. For periods after the adoption date, compensation cost for new or modified awards will be measured and recorded in accordance with the provisions of SFAS 123R. No compensation expense was recognized for share based compensation during the 2007 First Quarter or 2006 First Quarter.

A summary of option activity for the 2007 First Quarter is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 3, 2006	674	$11.77
Granted	—	—
Exercised	—	—
Forfeited/Canceled	—	—

Outstanding at October 1, 2006	674	$11.77	7.9	$117

Exercisable at October 1, 2006	274	$11.90	7.6	$72

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 5. COMPREHENSIVE LOSS

Comprehensive loss was $17,242 for the 2007 First Quarter and $20,409 for the 2006 First Quarter. Accumulated other comprehensive loss of $6,109 at October 1, 2006 and $5,612 at July 2, 2006 is included in stockholder’s equity and consists of the foreign currency translation adjustment and minimum pension liability.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

	October 1, 2006	July 2, 2006
Land	$24,125	$24,709
Buildings and improvements	121,687	120,432
Equipment, furniture and fixtures	172,274	169,877
Other	12,325	3,208

	330,411	318,226
Less accumulated depreciation	(99,865)	(89,361)

Property and equipment, net	$230,546	$228,865

Depreciation expense related to property and equipment was $11,832 in the 2007 First Quarter and $10,192 in the 2006 First Quarter, including the adjustment discussed in Note 2.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	2007 First Quarter	2006 First Quarter
Cash paid during the period for:
Interest	$7,857	$7,463
Income taxes	163	1,810

Beginning 2006 Second Quarter, the Company separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Long-Term Debt Summary

Our long-term debt consisted of:

	October 1, 2006	July 2, 2006
Term Loan	$77,414	$77,613
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	1,971	1,974

Total debt	203,300	203,502
Current maturities	(796)	(794)

Total long-term debt	$202,504	$202,708

Credit Agreements

As of February, 2004, in conjunction with the Merger, we entered the Credit Agreement that consisted of a $135,000 term loan (the “Term Loan”) maturing in August 2009 and a $40,000 revolving loan commitment (the “Revolver”) maturing in February 2009.

At the end of the 2007 First Quarter, we owed $77,414 on the Term Loan. No borrowings were outstanding under the Revolver as of the end of the 2007 First Quarter and outstanding standby letters of credit issued under the Revolver totaled $18,199, leaving $21,801 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $75,231 due on August 27, 2009. Current scheduled quarterly principal payments are $199 and are due on the last business day of the last month of each calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, we issued the $150,000 Subordinated Notes (the “Subordinated Notes”) with interest payable semi-annually. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable in the at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control, we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. During fiscal year 2005, we repurchased and cancelled $26,090 of Subordinated Notes. At the end of the 2007 First Quarter, we owed $123,910 under the Subordinated Notes.

NOTE 9. LIABILITIES SUBJECT TO RESOLUTION

In 2001, Worldwide and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Eastern District of Virginia, Richmond Division. Liabilities subject to resolution remaining from the Chapter 11 proceeding were $103 at October 1, 2006 and July 2, 2006. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Asset Sales

From time to time, we sell assets including excess real estate on which a bowling center is or was operated, either in connection with the closing of a bowling center or in response to an attractive offer to buy the property. Centers net gains and losses from asset sales are included in bowling center operating expenses on the Consolidated Statements of Operations. The following table shows our asset sales for the reported periods:

	2007 First Quarter	2006 First Quarter
U.S. Centers – Asset Sales
Proceeds	$1,413	$52
Gain, net	80	52

During 2007 First Quarter, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $1.4 million with net gains of $0.1 million.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 11. BUSINESS SEGMENTS

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Beginning October 8, 2005, the Company has two business segments: Centers (the operation of bowling centers) and Holdings (the manufacture and sale of bowling and related products through our investment in the Joint Venture). Holdings includes the results and balances from the Joint Venture. Such amounts are eliminated and not presented in our consolidated financial statements as they are accounted for using the equity method. In prior periods, the Company reported Products as a segment. The segment information for prior periods has not been recast to conform to the new segment structure because the Joint Venture did not exist in prior periods. Information concerning these operations from continuing operations is presented below:

	2007 First Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$97.4	$—	$(8.7)	$256.4	$11.6	$14.4
International	4.4	—	0.5	13.4	0.2	0.2

Subtotal	101.8	—	(8.2)	269.8	11.8	14.6

Holdings	37.4	3.6	1.4	142.6	1.6	1.1
Equity method eliminations	(36.7)	(3.6)	(1.5)	(96.0)	(1.6)	(1.1)

Subtotal	0.7	—	(0.1)	46.6	—	—

Corporate	—	—	(2.2)	16.0	0.2	—
Eliminations	—	—	0.1	6.8	(0.1)	—

Total	$102.5	$—	$(10.4)	$339.2	$11.9	$14.6

	2006 First Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$91.0	$—	$(9.9)	$254.2	$8.4	$17.1
International	4.7	—	0.5	13.9	0.2	0.1

Subtotal	95.7	—	(9.4)	268.1	8.6	17.2

Products	27.0	7.3	(2.3)	100.8	1.4	1.0

Corporate	—	—	(3.6)	(4.5)	0.4	(0.2)
Eliminations	—	(7.3)	(0.5)	5.5	—	(0.5)

Total	$122.7	$—	$(15.8)	$369.9	$10.4	$17.5

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 12. ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning after July 1, 2007. The Company is still evaluating the impact of this Interpretation.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which is codified as SAB Topic 1N, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB 108 in the fiscal year ending July 1, 2007. The Company is still evaluating the requirements of SAB 108 and has not yet determined the impact on its consolidated financial statements.

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of October 1, 2006 and July 2, 2006, condensed consolidating statements of operations and cash flows for the 2007 First Quarter and 2006 First Quarter. The elimination entries presented are necessary to combine the entities. Information presented below for periods in which Products was included as a Guarantor Subsidiary has been recast to present Products as a Non-Guarantor Subsidiary.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	October 1, 2006
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$34,144	$6,063	$1,775	$—	$41,982
Accounts and notes receivable, net	167	4,522	167	—	4,856
Accounts and notes receivable - intercompany	17,735	110,129	(5,203)	(122,661)	—
Inventories, net	—	4,355	418	—	4,773
Prepaid expenses and other current assets	(7,786)	16,812	526	236	9,788

Total current assets	44,260	141,881	(2,317)	(122,425)	61,399

Property and equipment, net	8,175	215,881	6,490	—	230,546
Investment in subsidiaries	352,574	(14,348)	—	(338,226)	—
Investment in equity affiliate	767	27,603	—	—	28,370
Other assets	8,825	87,795	(1,380)	(76,392)	18,848

Total assets	$414,601	$458,812	$2,793	$(537,043)	$339,163

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$134	$8,405	$1,024	$—	$9,563
Accrued expenses and other liabilities	3,621	52,737	1,588	—	57,946
Current portion of long-term debt	796	—	—	—	796
Accounts and notes payable - intercompany	122,661	—	—	(122,661)	—

Total current liabilities	127,212	61,142	2,612	(122,661)	68,305

Long-term debt, less current portion	200,533	1,971	—	—	202,504
Liabilities, subject to resolution	—	103	—	—	103
Other long-term liabilities	21,569	54,573	2,978	(76,156)	2,964

Total liabilities	349,314	117,789	5,590	(198,817)	273,876

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	404,240	10,246	(414,486)	133,716
Accumulated earnings (deficit)	(62,320)	(58,889)	(11,295)	70,184	(62,320)
Accumulated other comprehensive income (loss)	(6,109)	(4,328)	(1,748)	6,076	(6,109)

Total stockholder’s equity	65,287	341,023	(2,797)	(338,226)	65,287

Total liabilities and stockholder’s equity	$414,601	$458,812	$2,793	$(537,043)	$339,163

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2007 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$97,523	$5,005	$—	$102,528

Operating expenses:
Cost of goods sold	—	8,310	637	—	8,947
Bowling center operating expenses	—	79,436	2,623	—	82,059
Selling, general and administrative expenses	2,011	7,251	772	—	10,034
Depreciation and amortization	194	11,613	192	(126)	11,873

Total operating expenses	2,205	106,610	4,224	(126)	112,913

Operating income (loss)	(2,205)	(9,087)	781	126	(10,385)

Non-operating (income) expenses:
Interest expense	5,774	43	—	—	5,817
Interest income	(538)	(53)	(9)	—	(600)
Loss from equity affiliate	—	2,894	—	(819)	2,075
Other (income) expense	(5,128)	4,945	191	2	10

Total non-operating (income) expenses	108	7,829	182	(817)	7,302

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(2,313)	(16,916)	599	943	(17,687)

Provision (benefit) for income taxes	45	(1,132)	145	—	(942)

Income (loss) from continuing operations	(2,358)	(15,784)	454	943	(16,745)
Discontinued operations: Loss from discontinued operations, net of tax	—	—	—	—	—

Loss from discontinued operations	—	—	—	—	—

Equity in income (loss) of subsidiaries	(14,387)	—	—	14,387	—

Net income (loss)	$(16,745)	$(15,784)	$454	$15,330	$(16,745)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$90,879	$34,746	$(2,882)	$122,743

Operating expenses:
Cost of goods sold	—	8,289	25,581	(2,461)	31,409
Bowling center operating expenses	—	77,205	1,980	(76)	79,109
Selling, general and administrative expenses	3,208	6,836	7,197	—	17,241
Asset impairment	—	96	347	—	443
Depreciation and amortization	421	8,444	1,496	(9)	10,352

Total operating expenses	3,629	100,870	36,601	(2,546)	138,554

Operating loss	(3,629)	(9,991)	(1,855)	(336)	(15,811)

Non-operating (income) expenses:
Interest expense	5,451	50	232	(232)	5,501
Interest income	(454)	(92)	(12)	232	(326)
Other expense (income), net	(4,820)	4,614	402	—	196

Total non-operating expenses	177	4,572	622	—	5,371

Loss from continuing operations before income taxes and equity in income (loss) of subsidiaries	(3,806)	(14,563)	(2,477)	(336)	(21,182)

Provision (benefit) for income taxes	13	(827)	224	—	(590)

Loss from continuing operations before equity in income (loss) of subsidiaries	(3,819)	(13,736)	(2,701)	(336)	(20,592)

Discontinued operations: Income from discontinued operations, net of tax	—	63	—	—	63

Income from discontinued operations	—	63	—	—	63

Equity in income (loss) of subsidiaries	(16,710)	—	—	16,710	—

Net income (loss)	$(20,529)	$(13,673)	$(2,701)	$16,374	$(20,529)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2007 First Quarter
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(19,307)	$16,654	$580	$(74)	$(2,147)

Cash flows from investing activities:
Capital expenditures	—	(14,469)	(162)	—	(14,631)
Proceeds from the sale of:
Property and equipment	—	1,413	—	—	1,413

Net cash provided by (used in) investing activities from continuing operations	—	(13,056)	(162)	—	(13,218)

Cash flows from financing activities:
Payments of long-term debt	(199)	(3)	—	—	(202)

Net cash used in financing activities from continuing operations	(199)	(3)	—	—	(202)

Effect of exchange rates on cash	—	—	—	74	74
Revised net cash used in operating activities from discontinued operations	—	—	—	—	—

Net increase (decrease) in cash	(19,506)	3,595	418	—	(15,493)

Cash at beginning of period	53,650	2,468	1,357	—	57,475

Cash at end of period	$34,144	$6,063	$1,775	$—	$41,982

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2006 First Quarter (revised)
	Worldwide	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(32,470)	$17,990	$2,439	$(822)	$(12,863)

Cash flows from investing activities:
Capital expenditures	241	(17,029)	(1,233)	546	(17,475)
Proceeds from:
Sale of property and equipment	—	52	—	—	52

Net cash provided by (used in) investing activities from continuing operations	241	(16,977)	(1,233)	546	(17,423)

Cash flows from financing activities:
Payments of long-term debt	(199)	—	—	—	(199)
Payments under capital lease obligations	—	(70)	—	—	(70)

Net cash used in financing activities from continuing operations	(199)	(70)	—	—	(269)

Effect of exchange rates on cash	—	—	—	276	276
Revised net cash used in operating activities from discontinued operations	—	(386)	—	—	(386)
Revised net cash used in investing activities from discontinued operations	—	(41)	—	—	(41)

Net increase (decrease) in cash	(32,428)	516	1,206	—	(30,706)

Cash at beginning of period	39,537	2,868	2,849	—	45,254

Cash at end of period	$7,109	$3,384	$4,055	$—	$14,548

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents:

This MD&A includes the following:

•	Overview

•	Joint Venture

•	Accounting for the Joint Venture

•	Merger

•	Consolidated Results

•	2007 First Quarter compared with 2006 First Quarter

•	Financial Condition

•	Liquidity

•	Capital Resources

•	Asset Sales

•	Capital Expenditures

•	Seasonality

•	International Operations

•	Impact of Inflation

•	Critical Accounting Policies

•	Disclosures Regarding Forward-Looking Statements

Overview

AMF Bowling Worldwide, Inc., a Delaware corporation (“Worldwide”), and its subsidiaries (Worldwide and our subsidiaries may be referred to as the Company, AMF, we, us, or our) are engaged in the business of operating bowling centers and have an investment in a business that manufactures and sells bowling equipment. Since October 8, 2005, the Company has two reportable business segments:

•	the operation of bowling centers (“Centers”); and

•	“Holdings”, which holds our investment in the Joint Venture (defined below) and a company that provides technical services exclusively to the Joint Venture.

For periods prior to October 8, 2005, AMF was engaged in two business segments:

•	Centers; and

•	the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, bowling center supplies and the resale of other related products, including bowling bags and shoes (collectively, “Products”).

To facilitate a meaningful comparison, certain portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discuss the results of Centers and Products separately.

AMF is the largest operator of bowling centers in the world with 359 centers in operation as of October 1, 2006, and is comprised of 346 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 centers, four of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 centers. The results of the 300 centers are not material to the Centers business segment.

AMF was also one of the largest manufacturers of bowling equipment in the world. We conducted our business of manufacturing and selling bowling equipment through our Products subsidiaries until October 7, 2005. Until such date, we reported Products as a segment of our business. On October 7, 2005, we entered into the Joint Venture with the shareholder of Italian-based Qubica, S.p.A. (“Qubica”), and contributed this business in exchange for a 50% equity interest.

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4.5 million subject to certain post-closing adjustments. Billiards manufactured and sold billiard tables and accessories. The results of operations for the billiards division have been reported as discontinued operations for all periods presented and are included within our former Products segment.

Worldwide serves as the corporate headquarters of the Company. Its employees provide management and administrative services for Centers and Holdings and certain provided administrative services for Products until October 7, 2005.

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

The Joint Venture and certain of its subsidiaries entered into a credit agreement for a $30.0 million revolving credit facility. Certain assets of the Joint Venture and certain of its subsidiaries secure the Joint Venture credit agreement. AMF Products is not a guarantor of our obligations under our senior secured credit agreement (the “Credit Agreement”) and our Subordinated Notes due in 2010 (the “Subordinated Notes”). Worldwide and its remaining subsidiaries have no obligation under the Joint Venture’s credit agreement. Neither Worldwide nor AMF Holdings has any obligation to contribute capital or make loans to the Joint Venture.

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal years 2007 and 2006 have 52 weeks. First quarters 2007 and 2006 ended on October 1, 2006 and October 2, 2005, respectively.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses in our investment approximately one quarter in arrears. For the period April 1, 2006 to June 30, 2006, the Joint Venture reported total assets of $96.0 million, total revenues of $40.3 million, gross profit of $11.4 million, an operating loss of $1.5 million and a net loss of $4.6 million. For the 2007 First Quarter, we recorded losses from our investment of $2.1 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million which is amortized as an adjustment to loss from equity affiliate over five years, the useful life of the underlying assets to which the basis difference is attributed. AMF continues to purchase bowling equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes. The only audited financial statements available for the Joint venture cover the period from October 8, 2005 (inception) through December 31, 2005.

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

The Company recognized additional depreciation expense of $2.1 million in the 2007 First Quarter to correct a depreciation error from Fiscal Year 2006. The Company also recognized a reduction in the bowling center operating expenses of $0.7 million in the 2007 First Quarter to correct an error in calculating insurance liabilities in prior years. The Company evaluated the errors, considering both the quantitative and qualitative aspects, and concluded that neither the errors nor the corrections of such were material to the consolidated financial statements. These errors related to a system generated reduction in depreciation expense and an over accrual in our general liability reserve due to the inclusion of claims that were not of a general liability nature. We discovered these errors in our review of the 2007 First Quarter and corrected them.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Period	Referred to as
Results from July 3, 2006 through October 1, 2006	“2007 First Quarter”

Results from July 4, 2005 through October 2, 2005	“2006 First Quarter”

Results from July 3, 2006 through July 1, 2007	“Fiscal Year 2007”

Results from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Consolidated Results

(In millions)	2007 First Quarter	2006 First Quarter
Operating revenue	$102.5	$122.7

Operating expenses:
Cost of goods sold	8.9	31.4
Bowling center operating expenses	82.1	79.1
Selling, general and administrative expenses	10.0	17.2
Asset impairment	—	0.4
Depreciation and amortization	11.9	10.4

Operating income	(10.4)	(15.8)

Interest expense, net	5.2	5.2
Loss from equity affiliate	2.1	—
Other loss, net	—	0.2

Loss from continuing operations before income taxes	(17.7)	(21.2)
Benefit for income taxes	(0.9)	(0.6)

Loss from continuing operations	(16.8)	(20.6)

Discontinued operations:
Income from discontinued operations, net of tax	—	0.1

Income from discontinued operations	—	0.1

Net loss	$(16.8)	$(20.5)

Revenue

Consolidated operating revenue was $102.5 million in the 2007 First Quarter, a decrease of $20.2 million, or 16.5%, compared with the 2006 First Quarter. A decrease of $34.3 million is attributable to Products no longer being fully consolidated during the 2007 First Quarter and offset by an increase of $6.1 million increase in Centers revenue.

Cost of Goods Sold and Selling, General and Administrative Expenses

Cost of goods sold and selling, general and administrative expenses decreased $22.5 million in the 2007 First Quarter, primarily related to Products no longer being fully consolidated during the 2007 First Quarter.

Asset Impairment

We recorded no charges related to asset impairments for the 2007 First Quarter and $0.4 million for the 2006 First Quarter, representing the difference between the fair market value and carrying value of impaired assets in the U.S primarily related to Products and the impact of transactions related to the formation of the Joint Venture.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, or 14.4% in the 2007 First Quarter compared with 2006 First Quarter. This increase is primarily attributable to an additional expense of $2.0 million in 2007 First Quarter to correct an error in calculating depreciation primarily in Fiscal Year 2006. This increase is offset by a decrease of $1.4 million related to Products no longer being fully consolidated during the 2007 First Quarter.

Provision for Income Taxes

Total income tax benefit increased to $0.9 million in the 2007 First Quarter from $0.6 million in the 2006 First Quarter. Total tax benefit for 2007 First Quarter included $1.2 million for state taxes. The net tax benefit includes $0.2 million of tax expenses for various international taxes including income tax withholding on intercompany transactions.

Net Income (Loss)

Net loss for the 2007 First Quarter totaled $16.8 million compared with $20.5 million in the 2006 First Quarter. In the 2007 First Quarter, we recorded a $2.1 million loss related to the operating results from the Joint Venture. The Company also recognized an additional benefit of $0.7 million in 2007 First Quarter to correct an error in calculating insurance liabilities in prior years Additionally, in the 2006 First Quarter, we incurred $1.9 million of expenses related to strategic initiatives and $0.1 million related to actions alleging violations of federal legislations involving unsolicited communications.

Comprehensive Loss

Comprehensive loss for the 2007 First Quarter totaled $17.2 million, a decrease of $3.2 million, compared with $20.4 million in the 2006 First Quarter. The decrease was primarily attributable to the increase in income from continuing operations of $3.5 million for the 2007 First Quarter.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally. To facilitate a meaningful comparison, the continuing center results reflect 359 centers (346 U.S. Centers and 13 international centers). Constant centers include all centers that have been in operation one full fiscal year as of July 2, 2006.

(In millions)	2007 First Quarter	2006 First Quarter
Operating revenue	$101.8	$95.7
Operating expenses:
Cost of goods sold	8.9	9.0
Bowling center operating expenses	82.1	80.6
Selling, general, and administrative expenses	7.2	6.8
Asset impairment	—	0.1
Depreciation and amortization	11.8	8.6

Operating income	$(8.2)	$(9.4)

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2007 First Quarter	2006 First Quarter
Revenue:
Bowling	55.0%	56.4%
Food and beverage	28.0%	26.5%
Ancillary sources	17.0%	17.1%

2007 First Quarter compared with 2006 First Quarter

Centers operating revenue for the 2007 First Quarter increased $6.1 million, or 6.4%, as compared with the 2006 First Quarter. Constant center revenue increased $6.9 million, or 7.3%, primarily due to increased traffic. Open play revenue reflected growth as a result of increased traffic and more than offset declines in league revenue. This growth in open play contributed to the increases in food, beverage and shoe revenue. Partially offsetting this increase is a decrease in revenue of $0.8 million attributable to the closure of eight bowling centers since July 3, 2005.

Centers operating expenses increased $1.5 million, or 1.8%. This increase was primarily due to increases in U.S. constant center operating expenses of $2.5 million, or 3.2%, primarily the result of a 5.5% increase in payroll expenses. Also contributing to this increase was an increase in utilities. Partially offsetting these increases was a decrease in expenses of $1.1 million due to closed bowling centers. Additionally, we recorded a benefit of $0.7 million in 2007 First Quarter to correct an error in calculating insurance liabilities in prior years. As a percentage of revenue, Centers operating expenses were 80.6% for the 2007 First Quarter and 84.2% for the 2006 First Quarter.

Depreciation and amortization increased $3.2 million, or 37.2%, attributable to an accumulation of increased capital spending during the last year compared to prior periods. Included in this increase is an additional expense of $2.0 million in 2007 First Quarter to correct an error in calculating depreciation primarily in Fiscal Year 2006.

Operating loss was $8.2 million in the 2007 First Quarter versus operating loss of $9.4 million in the 2006 First Quarter primarily due to the increase in revenue offset by the increases in operating expenses and depreciation and amortization expense as discussed above.

Holdings

Beginning October 8, 2005, Holdings consists of our investment in the Joint Venture and ownership of UK BPO, a service company for the exclusive benefit for the Joint Venture. The operations of UK BPO are not material and are fully consolidated. Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore record our share of the income or losses of our investment approximately one quarter in arrears. For the period April 1, 2006 to June 30, 2006, the Joint Venture reported total assets of $96.0 million, total revenues of $40.3 million, gross profit of $11.4 million, an operating loss of $1.5 million and a net loss of $4.6 million. In this report, we recorded losses from our investment of $2.1 million including amortization of the investment and elimination of intercompany profit on purchases as Centers continue to purchase from the Joint Venture. There are no comparable prior period amounts for Holdings.

Our investment was recorded initially at cost, and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $12.2 million which is amortized as an adjustment and included in net income (loss) of the Joint Venture over 5 years. Centers continues to purchase from the Joint Venture, and eliminates its share of the intercompany profit.

Products

There are no results of Products for the 2007 First Quarter as a result of the formation of the Joint Venture. Presented below are the results from 2006 First Quarter which has no comparable data.

(in Millions)	2006 First Quarter
Products (a):
Operating revenue	$34.3
Cost of goods sold	27.7

Gross profit	6.6

Selling, general and administrative expenses	7.2
Asset impairment	0.3
Depreciation and amortization	1.4

Operating loss	$(2.3)

Selected data:
Gross profit margin	19.2%

(a)	Before intersegment eliminations. Excludes billiards operations which is classified as discontinued operations.

Financial Condition

General

As of October 1, 2006, we had $77.4 million in principal outstanding under our Credit Agreement. No borrowings were outstanding under the Revolver as of the end of the 2007 First Quarter and outstanding standby letters of credit issued under the Revolver totaled $18.2 million, leaving $21.8 million available for additional borrowings or letters of credit.

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

Both the Credit Agreement and our indenture dated February 27, 2004 relating to our Subordinated Notes (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of October 1, 2006.

Liquidity

As of October 1, 2006, working capital was $(6.9) million compared with working capital of $9.0 million at July 2, 2006. This change was primarily attributable to the decrease in cash as a result of normal seasonality in our business.

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

Operating Cash Flow

	2007 First Quarter	2006 First Quarter
Cash flows from operating activities:
Before changes in assets and liabilities	$(2.8)	$(9.7)
Working capital	0.7	(3.1)
Discontinued operations (income) loss	—	(0.1)

Total	$(2.1)	$(12.9)

Net cash used in operating activities was $2.1 million in the 2007 First Quarter compared with $12.9 million in the 2006 First Quarter, an increase of $10.8 million. The increase is the result of a smaller loss from continuing operations. Products is included in the 2006 First Quarter results and has more significant working capital requirements compared with Centers.

Investing

	2007 First Quarter	2006 First Quarter
Cash flows from investing activities:
Purchases of property and equipment	$(14.6)	$(17.5)
Proceeds from the sale of property and equipment	1.4	0.1

Total	$(13.2)	$(17.4)

Net cash used in investing activities was $13.2 million in the 2007 First Quarter compared with $17.4 million in the 2006 First Quarter. Purchases of capital expenditures were lower in 2007 First Quarter compared to last year. This is a result of timing as opposed to any change in spending trends. In addition, 2007 First Quarter benefited from the sale of two properties for $1.4 million.

Financing

	2007 First Quarter	2006 First Quarter
Cash flows from financing activities:
Repayments of debt, net	$(0.2)	$(0.2)
Payments under capital lease obligations	—	(0.1)

Total	$(0.2)	$(0.3)

Net cash used in financing activities was $0.2 million in the 2007 First Quarter compared with $0.3 million in the 2006 First Quarter. During 2007 First Quarter, we made the scheduled terms payment similar to last year. The final capital lease expired in June 2006 and we no longer have any capital lease obligations.

Capital Resources

The following table shows our debt balances:

	October 1, 2006	July 2, 2006
Term Loan	$77.4	$77.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note and capitalized leases	2.0	2.0

Total debt	$203.3	$203.5

As of the end of the 2007 First Quarter, we had approximately $21.8 million available for borrowing under the Revolver, with no amounts outstanding and approximately $18.2 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of October 1, 2006. There can be no assurance that we will continue to be in compliance with these covenants.

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

	2007 First Quarter	2006 First Quarter
U.S. Centers – Asset Sales
Proceeds	$1,413	$52
Gain, net	80	52

During 2007 First Quarter, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $1.4 million with net gains of $0.1 million.

Capital Expenditures

	2007 First Quarter	2006 First Quarter
Centers	$14.6	$17.2
Products	—	1.0
Corporate	—	(0.2)
Eliminations	—	(0.5)

Total	$14.6	$17.5

Capital expenditures decreased $2.9 million in the 2007 First Quarter compared to the 2006 First Quarter primarily due to the timing of projects. We continue to invest in our high performance centers as well as our conversions to 300 centers.

Seasonality and Market Development Cycles

Our centers business is seasonal, primarily due to the bowling league season that begins in late summer and ends in mid spring. Cash flow from operations typically peaks in the winter and is lower in the summer.

Our international operations are subject to the usual risks inherent in operating internationally, including, but not limited to, currency exchange rate fluctuations, economic and political instability, other disruption of markets, restrictive laws, actions by foreign governments, and foreign tax law changes. In addition, local currency devaluation negatively impacts the translation of operating results from our international bowling centers. Since we sold our bowling center operations in the United Kingdom and Australia, excluding our investment in the Joint Venture, our international operations will be less subject to the risks inherent in operating internationally.

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during 2007 First Quarter.

Critical Accounting Estimates

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a center in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. It is not uncommon to close centers. Recoverability of an asset that will continue to be used in operations is measured by comparing the carrying amount of the asset with the related total future net cash flows. If an asset’s carrying value is not recoverable through its cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or a discounted cash flow analysis.

Self Insurance, Litigation and Claims

We self-insure certain risks up to established limits, including general liability, workers compensation and health care. Other risks, such as litigation and claims relating to contractual disputes and employment issues, may not be covered by insurance. The reserves related to such self-insurance programs and to such other risks are determined based on estimates of future settlements and costs of known and anticipated claims as well as on forces impacting the current economic environment. In the case of matters in litigation or involving threatened litigation, legal advice on our potential liability and the potential for the award of damages is considered in making any estimate. We maintain systems to track and monitor these risks. If actual results were to vary materially from the assumptions, management would review the reserve and make any appropriate adjustment. We evaluate the adequacy of these reserves on a regular basis, modifying, as necessary, our assumptions, updating our records of historical experience and adjusting reserves as appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, the development of those claims or fluctuations in premiums or other costs, differ from our estimate, our results of operations could be impacted.

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

These forward-looking statements relate to our plans and objectives or future operations. In light of the risks and uncertainties inherent in all future projections and our financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that the objectives, projections or plans will be achieved. Many factors could cause our actual results to differ materially from those in any forward-looking statements, including, but not limited to:

•	the popularity of bowling;

•	our ability to renew real estate leases;

•	risks related to our foreign operations;

•	our ability to retain and attract key employees;

•	our ability to successfully implement our business initiatives;

•	our ability to generate the cash flow required to service our indebtedness and real estate leases;

•	the historical decline in league traffic and our difficulty in increasing traffic;

•	the seasonality of and effect of unusual weather on bowling center operations;

•	the potential adverse impact from changes in governmental regulations;

•	the impact of environmental laws and regulations relating to hazardous materials used in or resulting from our operations;

•	the impact of anti-smoking legislation on bowling center operations;

•	the interests of controlling shareholders may conflict with the interests of holders of indebtedness;

•	competition from other leisure activities with our bowling center business;

•	the effect of our prior Chapter 11;

•	the lack of improvement or a decline in general economic conditions;

•	adverse judgments in existing, pending or future litigation; and

•	changes in interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At October 1, 2006, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate. Foreign currency exchange rates also impact the translation of operating results from the international operations.

Management believes that the foregoing risks are lessened with respect to our on-going Centers business in the future but they will continue to be applicable to the operations of the Joint Venture.

From time to time we use interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While we are exposed to credit risk in the event of non-performance by the counterparties to the interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We estimate that a 200 basis point increase in our average variable interest rate would result in additional interest expense totaling approximately $0.4 million.

The following table provides information about our fixed and variable-rate debt at October 1, 2006, weighted average interest rates and respective maturity dates.

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$77.4	8.34%

The fair value of the Term Loan and the Subordinated Notes at October 1, 2006 was approximately $77.4 million and $128.6 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the principal executive and financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory Matters

State and local governments require bowling centers to hold permits to sell alcoholic beverages, and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals). There are no unique regulations applicable to bowling center operations. From time to time, we are subject to claims relating to the violations of regulations.

Our operations are also subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

From time to time, we are subject to environmental and other regulatory claims. In management’s opinion, the various claims in respect of which we would be involved, are not likely to have a material adverse impact on our financial position or results of operations.

We cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional costs. Furthermore, actions by federal, state, local and foreign governments could result in laws or regulations that could increase the cost providing our services, or otherwise adversely affect the demand for our services.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 2, 2006.

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

(b) Reports on Form 8-K

We did not file Form 8-K during the first quarter of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.

(registrant)

Date: November 20, 2006

/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer