Form 10-Q
period 2006-12-31
AMF BOWLING WORLDWIDE INC
filed 2007-02-16
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of December 31, 2006, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

TABLE OF CON TENTS

PART I

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

(In thousands, except share data)	December 31, 2006	July 2, 2006
Assets
Current assets:
Cash and cash equivalents	$24,668	$57,475
Accounts and notes receivable, net of allowance for doubtful accounts of $116 and $203, respectively	3,994	5,332
Inventories, net	4,759	4,709
Prepaid expenses and other current assets	8,595	10,091

Total current assets	42,016	77,607

Property and equipment, net	229,411	228,865
Investment in equity affiliate	22,800	31,104
Other assets	14,241	19,376

Total assets	$308,468	$356,952

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$8,416	$8,873
Accrued expenses and other liabilities	50,923	51,921
Current portion of long-term debt	486	794

Total current liabilities	59,825	61,588

Long-term debt, less current portion	172,689	202,708
Liabilities, subject to resolution	103	103
Other liabilities	10,772	10,024

Total liabilities	243,389	274,423

Commitments and contingencies

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,785	133,716
Accumulated deficit	(62,059)	(45,575)
Accumulated other comprehensive loss	(6,647)	(5,612)

Total stockholder’s equity	65,079	82,529

Total liabilities and stockholder’s equity	$308,468	$356,952

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands)	2007 Second Quarter	2006 Second Quarter	2007 Six Months	2006 Six Months
Operating revenue	$128,038	$127,018	$230,566	$249,761

Operating expenses:
Cost of goods sold	11,168	15,810	20,115	47,219
Bowling center operating expenses	83,633	81,063	165,692	160,172
Selling, general and administrative expenses	9,903	10,082	19,937	27,323
Asset impairment	—	163	—	606
Depreciation and amortization	9,516	9,788	21,389	20,140

Total operating expenses	114,220	116,906	227,133	255,460

Operating income (loss)	13,818	10,112	3,433	(5,699)

Non-operating (income) expenses:
Interest expense	5,339	5,557	11,156	11,058
Interest income	(334)	(261)	(934)	(587)
Loss on extinguishment of debt	1,907	—	1,907	—
Loss from equity affiliate	406	—	2,481	—
Impairment of equity method investment	4,587	—	4,587	—
Other (income) expense, net	59	(870)	69	(674)

Total non-operating expenses	11,964	4,426	19,266	9,797

Income (loss) from continuing operations before income taxes	1,854	5,686	(15,833)	(15,496)
Provision (benefit) for income taxes	1,063	(74)	121	(664)

Income (loss) from continuing operations	791	5,760	(15,954)	(14,832)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(128)	81	(128)	144
Loss on disposal, net of tax	(402)	(1,319)	(402)	(1,319)

Loss from discontinued operations	(530)	(1,238)	(530)	(1,175)

Net income (loss)	$261	$4,522	$(16,484)	$(16,007)

See accompanying notes to consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	2007 Six Months	2006 Six Months

Operating activities:
Net loss	$(16,484)	$(16,007)
Less: Loss from discontinued operations	(530)	(1,175)

Loss from continuing operations	(15,954)	(14,832)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	21,389	20,140
Asset impairment	—	606
Loss on extinguishment of debt	1,907	—
Gain on the sale of property and equipment, net	(90)	(394)
Loss from equity affiliate	2,481	—
Impairment of equity method investment	4,587	—
Stock compensation expense	69	—
Changes in assets and liabilities:
Accounts and notes receivable, net	1,724	(1,019)
Inventories	(50)	(5,269)
Other assets	2,432	(434)
Accounts payable and accrued expenses	336	1,906
Income taxes payable	(184)	(3,620)
Other long-term liabilities	96	(602)

Net cash provided by (used in) operating activities from continuing operations	18,743	(3,518)

Investing activities:
Purchases of property and equipment	(24,898)	(30,615)
Return of cash from equity affiliate	—	17,531
Proceeds from sale of property and equipment	3,596	7,616

Net cash used in investing activities from continuing operations	(21,302)	(5,468)

Financing activities:
Payments of long-term debt	(30,327)	(554)
Payments under capital lease obligations	—	(141)

Net cash used in financing activities from continuing operations	(30,327)	(695)

Effect of exchange rates on cash	79	(604)
Net cash used in operating activities from discontinued operations	—	(498)
Net cash used in investing activities from discontinued operations	—	(149)

Net decrease in cash and cash equivalents	(32,807)	(10,932)
Cash and cash equivalents at beginning of period	57,475	45,254

Cash and cash equivalents at end of period	$24,668	$34,322

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

AMF is the largest operator of bowling centers in the world with 358 centers in operation as of December 31, 2006, and is comprised of 345 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 Centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 Centers, five of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 Centers. The results of the 300 Centers are not material to the Centers business segment.

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

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal years 2007 and 2006 have 52 weeks. Fiscal year 2006 ended on July 2, 2006 (“Fiscal Year 2006”). Second quarters 2007 and 2006 ended on December 31, 2006 and January 1, 2006, respectively.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses in our investment one quarter in arrears. For the six months ended December 31, 2006, we recorded losses from our investment of $2.5 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity, elimination of intercompany interest and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $11.3 million which is amortized as an adjustment to loss from equity affiliate over five years, the useful life of the underlying assets to which the basis difference is attributed. AMF continues to purchase capital equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. Total purchases from the Joint Venture for the six months ended December 31, 2006 were $13.5 million. Total payables to the Joint Venture at December 31, 2006 were $0.3 million. The Joint Venture has a December 31st year end for financial reporting purposes.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Selected financial results of the Joint Venture as of September 30, 2006 and for the periods July 1, 2006 to September 30, 2006 (“Second Quarter”) and April 1, 2006 to September are as follows:

Financial position:
Current assets	$68,891
Non-current assets	34,024

Total assets	102,915

Current liabilities	32,801
Non-current liabilities	73,916

Total liabilities	106,717

Stockholder’s deficit	(3,802)

	2007 2nd Quarter	2007 Six Months
Results of operations:
Revenue	$49,736	$90,018
Gross profit	14,618	26,000
Net loss	54	4,512

Based on a deterioration in the financial results of the Joint Venture during the 2007 Second Quarter, the Company recorded an impairment charge related to our investment in the Joint Venture of $4,587 because we determined the impairment was other than temporary. The amount of the impairment was determined based on a third party valuation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Our financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006. The following definitions are used in this report:

Period	Referred to as
Results from October 2, 2006 through December 31, 2006	“2007 Second Quarter”

Results from October 3, 2005 through January 1, 2006	“2006 Second Quarter”

Results from July 3, 2006 through December 31, 2006	“2007 Six Months”

Results from July 4, 2005 through January 1, 2006	“2006 Six Months”

Results from July 3, 2006 through July 1, 2007	“Fiscal Year 2007”

Results from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Certain amounts in the financial statements and supporting footnotes have been reclassified to conform with current year presentation. In Fiscal Year 2006, the Company reclassified certain selling, general and administrative expenses from bowling center operating expenses to selling, general and administrative expenses. Reclassifications to selling, general and administrative expenses in the 2006 Second Quarter and the 2006 Six Months were $6,883 and $13,717, respectively. During 2007 Second Quarter the Company reclassified the long-term portion of the self insurance reserves of $7,451 from accrued expenses to other long-term liabilities. Reclassifications to other long-term liabilities as of July 2, 2006 were $7,060.

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 3. DISCONTINUED OPERATIONS

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division are reported separately as discontinued operations for all periods in which they are presented. Results for 2007 Second Quarter primarily related to settlements related to the sale of our billiards division and our bowling center operations in Australia. Results for 2006 Second Quarter are primarily from our billiards division which was sold on December 4, 2005.

The financial results of our discontinued operations were as follows:

	2007 Second Quarter	2006 Second Quarter	2007 Six Months	2006 Six Months
Revenue	$—	$2,246	$—	$4,830

Income (loss) from operations, pretax	(128)	81	(128)	144

Income (loss) from operations, after tax	(128)	81	(128)	144

Loss on disposal, pretax	(424)	(1,319)	(424)	(1,319)
Benefit for income taxes	(22)	—	(22)	—

Loss on disposal, after tax	(402)	(1,319)	(402)	(1,319)

Loss from discontinued operations	$(530)	$(1,238)	$(530)	$(1,175)

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

Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”). Under the Option Plan, grants to purchase common units may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. All stock options have 10-year terms and vest ratably over 3 years from the date of grant. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. As of December 31, 2006, there were 446,888 options outstanding under the Option Plan, of which 105,799 were vested and exercisable. As of December 31, 2006, a total of 619,207 units remained available under the Option Plan. During 2007 Second Quarter, the Company issued 205,000 options to executive and key employees.

The Company previously accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective July 3, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the prospective method. The prospective method requires the Company to account for awards of equity instruments based on their grant-date fair value. This method applies to new awards and to awards modified, repurchased or cancelled after the effective date. On October 5, 2006, Kingpin granted 205,000 options to purchase common units of Kingpin, at an exercise price of $10.29 per common unit to members of senior management. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. All options have 10-year terms and vest ratably over 3 years from the date of grant. Kingpin did not modify, repurchase, or cancel any awards during the 2007 Six Months.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each unit option grant at the time of the grant. Assumptions included an expected term of six years, expected volatility of 30%, expected yield of 0% and a risk-free rate of 4.6%. The expected term of six years was calculated as permitted by the simplified method for plain-vanilla options consistent with Staff Accounting Bulletin 107. The expected volatility was calculated based on the volatility of similar companies and the share price of the Company was calculated based on a retrospective third party valuation. Compensation cost for new or modified awards will be measured and recorded in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense of $69 was recognized for share-based compensation during the 2007 Second Quarter and is included in selling, general and administrative expenses.

A summary of option activity for the 2007 Six Months is presented below:

(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 3, 2006	674	$11.77
Granted	205	10.29
Exercised	—	—
Forfeited/Canceled	(15)	10.61

Outstanding at December 31, 2006	864	$11.44	8.2	$370

Exercisable at December 31, 2006	310	$11.81	7.5	$152

Expected to vest in future periods (a)	521	$10.55	8.5	$205

(a)	The number of options expected to vest takes into account an estimate of expected forfeiture.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

The weighted average grant-date fair value of options granted during 2007 Second Quarter was $4.31. As of December 31, 2006, $761 of total unrecognized compensation cost related to previously granted stock options is expected to be recorded over a weighted-average period of 2.8 years.

F-12

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 5. COMPREHENSIVE LOSS

Comprehensive income (loss) was $(277) for the 2007 Second Quarter, $(17,519) for the 2007 Six Months, $2,518 for the 2006 Second Quarter and $(17,891) for the 2006 Six Months. Accumulated other comprehensive loss of $6,647 at December 31, 2006 and $5,612 at July 2, 2006 is included in stockholder’s equity and consists of the foreign currency translation adjustment and minimum pension liability.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

	December 31, 2006	July 2, 2006

Land	$23,481	$24,709
Buildings and improvements	124,346	120,432
Equipment, furniture and fixtures	176,804	169,877
Other	13,935	3,208

	338,566	318,226
Less accumulated depreciation	(109,155)	(89,361)

Property and equipment, net	$229,411	$228,865

Depreciation expense related to property and equipment was $9,475 in the 2007 Second Quarter, $21,307 in the 2007 Six Months, $9,697 in the 2006 Second Quarter and $19,889 in the 2006 Six Months, including the adjustment discussed in Note 2.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	2007 Six Months	2006 Six Months
Cash paid during the period for:
Interest	$9,503	$8,762
Income taxes	451	2,724

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

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Long-Term Debt Summary

Our long-term debt consisted of:

	December 31, 2006	July 2, 2006
Term Loan	$47,292	$77,613
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	1,968	1,974

Total debt	173,175	203,502
Current maturities	(486)	(794)

Total long-term debt	$172,689	$202,708

Credit Agreements

As of February, 2004, in conjunction with the Merger, we entered into the Credit Agreement that consisted of a $135,000 term loan (the “Term Loan”) maturing in August 2009 and a $40,000 revolving loan commitment (the “Revolver”) maturing in February 2009.

As of December 31, 2006, we owed $47,292 on the Term Loan. No borrowings were outstanding under the Revolver as of the end of the 2007 Second Quarter and outstanding standby letters of credit issued under the Revolver totaled $18,834, leaving $21,166 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $46,077 due on August 27, 2009. Current scheduled quarterly principal payments are $122 and are due on the last business day of the last month of each calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. During 2007 Second Quarter, we made a voluntary $30 million payment on the Term Loan and expensed $1.9 million of deferred finance charges as a result.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, we issued the $150,000 Subordinated Notes (the “Subordinated Notes”) with interest payable semi-annually. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control, we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. During fiscal year 2005, we repurchased and cancelled $26,090 of Subordinated Notes. As of December 31, 2006, we owed $123,910 under the Subordinated Notes.

NOTE 9. LIABILITIES SUBJECT TO RESOLUTION

In 2001, Worldwide and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Eastern District of Virginia, Richmond Division. Liabilities subject to resolution remaining from the Chapter 11 proceeding were $103 at December 31, 2006 and July 2, 2006. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

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

	2007 Second Quarter	2006 Second Quarter	2007 Six Months	2006 Six Months

U.S. Centers – Asset Sales
Proceeds	$2,180	$889	$3,593	$1,817
Gain (loss), net	7	(59)	87	(295)

International Centers – Asset Sales
Proceeds	—	1,998	—	1,998
Gain, net	—	171	—	171

During the 2007 Second Quarter, we sold the land and buildings associated with two closed centers in the U.S. for net proceeds of $2.2 million. During the 2006 Second Quarter, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $1.5 million with net gains of $0.3 million. In addition, we received net proceeds of $2.0 million and gains of $0.2 million related to the sale of one international center.

For the 2007 Six Months, we sold the land and buildings associated with four closed centers in the U.S. for net proceeds of $3.5 million and net losses of $0.9 million. During the 2006 Six Months, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $1.5 million and net gains of $0.3 million. In addition, we received net proceeds of $2.0 million and a net gain of $0.2 million related to the sale of one international center.

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

In July 2005, the Australian state of Western Australia assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid and expensed the assessment under protest and filed an objection. The objection is under an internal review by the department of revenue of Western Australia. In March 2006, the Australian state of South Australia assessed our former subsidiary that operated our bowling centers in Australia (“BCO Australia”) $405 for stamp tax relating to the Merger. Under the stock purchase agreement (the “SPA”) by which we sold our interest in BCO Australia in February 2005, we were responsible for this assessment. We paid and expensed this assessment under protest and filed an objection. The objection is under an internal review by the department of revenue of South Australia. If the assessments are not reversed, management will consider appeals. In early 2006, the Australian state of New South Wales also made inquiries about the applicability of its land-rich laws to the Merger but has not made an assessment.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 11. BUSINESS SEGMENTS

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Beginning October 8, 2005, the Company has two business segments: Centers (the operation of bowling centers) and Holdings (the manufacture and sale of bowling and related products through our investment in the Joint Venture). Holdings includes the results and balances from the Joint Venture. Such amounts are eliminated and not presented in our consolidated financial statements as they are accounted for using the equity method. In prior periods, the Company reported Products as a segment. The segment information for prior periods has not been recast to conform to the new segment structure because the Joint Venture did not exist in prior periods. Information concerning these operations from continuing operations is presented below:

	2007 Second Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S	$122.8	$—	$15.5	$254.5	$9.2	$10.1
International	4.5	—	0.3	14.1	0.2	0.2

Subtotal	127.3	—	15.8	268.6	9.4	10.3

Holdings	54.0	8.3	(1.1)	143.3	1.5	—
Equity method eliminations	(53.3)	(8.3)	0.8	(102.9)	(1.5)	—

Subtotal	0.7	—	(0.3)	40.4	—	—

Corporate	—	—	(1.8)	(7.5)	0.2	—
Eliminations	—	—	0.1	7.0	(0.1)	—

Total	$128.0	$—	$13.8	$308.5	$9.5	$10.3

	2006 Second Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$116.7	$—	$10.9	$257.4	$9.3	$12.6
International	4.6	—	1.0	13.2	0.2	0.3

Subtotal	121.3	—	11.9	270.6	9.5	12.9

Products	5.0	0.4	0.4	—	0.3	0.1

Holdings	0.7	—	0.3	59.5	—	(0.2)

Corporate	—	—	(2.7)	15.9	0.3	0.2
Eliminations	—	(0.4)	0.2	5.5	(0.3)	(0.1)

Total	$127.0	$—	$10.1	$351.5	$9.8	$12.9

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

	2007 Six Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$220.3	$—	$6.8	$254.5	$20.8	$24.5
International	8.9	—	0.8	14.1	0.4	0.4

Subtotal	229.2	—	7.6	268.6	21.2	24.9

Holdings	91.4	11.9	0.3	143.3	3.1	1.1
Equity method eliminations	(90.0)	(11.9)	(0.7)	(102.9)	(3.1)	(1.1)

Subtotal	1.4	—	(0.4)	40.4	—	—

Corporate	—	—	(4.0)	(7.5)	0.4	—
Eliminations	—	—	0.2	7.0	(0.2)	—

Total	$230.6	$—	$3.4	$308.5	$21.4	$24.9

	2006 Six Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$207.7	$—	$1.0	$257.4	$17.7	$29.7
International	9.3	—	1.5	13.2	0.4	0.4

Subtotal	217.0	—	2.5	270.6	18.1	30.1

Products	32.1	7.7	(1.7)	—	1.6	1.1

Holdings	0.7	—	0.1	59.5	—	—

Corporate	—	—	(6.3)	15.9	0.7	—
Eliminations	—	(7.7)	(0.3)	5.5	(0.3)	(0.6)

Total	$249.8	$—	$(5.7)	$351.5	$20.1	$30.6

NOTE 12. ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning July 2, 2007. The Company is still evaluating the impact of this Interpretation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of December 31, 2006 and July 2, 2006, condensed consolidating statements of operations for the 2007 Second Quarter, 2007 Six Months, 2006 Second Quarter and 2006 Six Months and cash flows for the 2007 Six Months and 2006 Six Months. The elimination entries presented are necessary to combine the entities. Information presented below for periods in which Products was included as a Guarantor Subsidiary has been recast to present Products as a Non-Guarantor Subsidiary.

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	December 31, 2006
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14,740	$7,880	$2,048	$—	$24,668
Accounts and notes receivable, net	305	3,415	274	—	3,994
Accounts and notes receivable – intercompany	18,004	117,774	(5,181)	(130,597)	—
Inventories, net	—	4,369	390	—	4,759
Prepaid expenses and other current assets	(7,892)	15,817	435	235	8,595

Total current assets	25,157	149,255	(2,034)	(130,362)	42,016

Property and equipment, net	8,131	214,675	6,605	—	229,411
Investment in subsidiaries	355,846	(14,139)	—	(341,707)	—
Investment in equity affiliate	941	21,859	—	—	22,800
Other assets	4,913	87,107	(1,387)	(76,392)	14,241

Total assets	$394,988	$458,757	$3,184	$(548,461)	$308,468

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$32	$7,362	$1,022	$—	$8,416
Accrued expenses and other liabilities	6,503	42,469	1,951	—	50,923
Current portion of long-term debt	486	—	—	—	486
Accounts and notes payable – intercompany	130,598	—	—	(130,598)	—

Total current liabilities	137,619	49,831	2,973	(130,598)	59,825

Long-term debt, less current portion	170,721	1,968	—	—	172,689
Liabilities, subject to resolution	—	103	—	—	103
Other long-term liabilities	21,569	62,382	2,978	(76,157)	10,772

Total liabilities	329,909	114,284	5,951	(206,755)	243,389

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,785	404,658	10,246	(414,904)	133,785
Accumulated earnings (deficit)	(62,059)	(55,264)	(11,320)	66,584	(62,059)
Accumulated other comprehensive income (loss)	(6,647)	(4,921)	(1,693)	6,614	(6,647)

Total stockholder’s equity	65,079	344,473	(2,767)	(341,706)	65,079

Total liabilities and stockholder’s equity	$394,988	$458,757	$3,184	$(548,461)	$308,468

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	July 2, 2006
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$53,650	$2,468	$1,357	$—	$57,475
Accounts and notes receivable, net	161	4,568	603	—	5,332
Accounts and notes receivable – intercompany	17,800	125,850	(5,355)	(138,295)	—
Inventories, net	—	4,204	505	—	4,709
Prepaid expenses and other current assets	(7,817)	17,063	728	117	10,091

Total current assets	63,794	154,153	(2,162)	(138,178)	77,607

Property and equipment, net	9,086	213,400	6,379	—	228,865
Investment in subsidiaries	367,752	(14,442)	—	(353,310)	—
Investment in equity affiliate	—	31,104	—	—	31,104
Other assets	9,826	87,314	(1,572)	(76,192)	19,376

Total assets	$450,458	$471,529	$2,645	$(567,680)	$356,952

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$34	$7,825	$1,014	$—	$8,873
Accrued expenses and other liabilities	6,996	43,224	2,026	(325)	51,921
Current portion of long-term debt	794	—	—	—	794
Accounts and notes payable – intercompany	138,271	—	—	(138,271)	—

Total current liabilities	146,095	51,049	3,040	(138,596)	61,588

Long-term debt, less current portion	200,734	1,974	—	—	202,708
Liabilities, subject to resolution	—	103	—	—	103
Other long-term liabilities	21,569	61,632	3,066	(76,243)	10,024

Total liabilities	368,398	114,758	6,106	(214,839)	274,423

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	407,109	7,189	(414,298)	133,716
Accumulated (deficit) earnings	(46,044)	(46,740)	(8,673)	55,882	(45,575)
Accumulated other comprehensive income (loss)	(5,612)	(3,598)	(1,977)	5,575	(5,612)

Total stockholder’s equity	82,060	356,771	(3,461)	(352,841)	82,529

Total liabilities and stockholder’s equity	$450,458	$471,529	$2,645	$(567,680)	$356,952

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2007 Second Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$122,342	$5,696	$—	$128,038

Operating expenses:
Cost of goods sold	—	10,392	776	—	11,168
Bowling center operating expenses	—	80,642	2,991	—	83,633
Selling, general and administrative expenses	1,661	7,234	1,008	—	9,903
Depreciation and amortization	162	9,277	197	(120)	9,516

Total operating expenses	1,823	107,545	4,972	(120)	114,220

Operating income (loss)	(1,823)	14,797	724	120	13,818

Non-operating (income) expenses:
Interest expense	5,295	44	—	—	5,339
Interest income	(263)	(52)	(19)	—	(334)
Loss on extinguishment of debt	1,907	—	—	—	1,907
(Income) loss from equity affiliate	—	580	—	(174)	406
Impairment of equity method investment	—	4,587	—	—	4,587
Other (income) expense	(5,241)	5,110	178	12	59

Total non-operating (income) expenses	1,698	10,269	159	(162)	11,964

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(3,521)	4,528	565	282	1,854

Provision for income taxes	38	906	119	—	1,063

Income (loss) from continuing operations	(3,559)	3,622	446	282	791
Discontinued operations:
Loss from discontinued operations, net of tax	—	(128)	—	—	(128)
Loss on disposal, net of tax	—	(402)	—	—	(402)

Loss from discontinued operations	—	(530)	—	—	(530)

Equity in income (loss) of subsidiaries	3,820	—	—	(3,820)	—

Net income (loss)	$261	$3,092	$446	$(3,538)	$261

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2007 Six Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$219,865	$10,701	$—	$230,566

Operating expenses:
Cost of goods sold	—	18,702	1,413	—	20,115
Bowling center operating expenses	—	160,078	5,614	—	165,692
Selling, general and administrative expenses	3,672	14,485	1,780	—	19,937
Depreciation and amortization	356	20,890	389	(246)	21,389

Total operating expenses	4,028	214,155	9,196	(246)	227,133

Operating income (loss)	(4,028)	5,710	1,505	246	3,433

Non-operating (income) expenses:
Interest expense	11,069	87	—	—	11,156
Interest income	(801)	(105)	(28)	—	(934)
Loss on extinguishment of debt	1,907	—	—	—	1,907
(Income) loss from equity affiliate	—	3,474	—	(993)	2,481
Impairment of equity method investment	—	4,587	—	—	4,587
Other (income) expense	(10,369)	10,055	369	14	69

Total non-operating (income) expenses	1,806	18,098	341	(979)	19,266

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(5,834)	(12,388)	1,164	1,225	(15,833)

Provision (benefit) for income taxes	83	(226)	264	—	121

Income (loss) from continuing operations	(5,917)	(12,162)	900	1,225	(15,954)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(128)	—	—	(128)
Loss on disposal, net of tax	—	(402)	—	—	(402)

Loss from discontinued operations	—	(530)	—	—	(530)

Equity in income (loss) of subsidiaries	(10,567)	—	—	10,567	—

Net income (loss)	$(16,484)	$(12,692)	$900	$11,792	$(16,484)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Second Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$118,746	$13,112	$(4,840)	$127,018

Operating expenses:
Cost of goods sold	—	11,594	7,346	(3,130)	15,810
Bowling center operating expenses	—	78,966	3,552	(1,455)	81,063
Selling, general and administrative expenses	2,010	6,883	1,189	—	10,082
Asset impairment	—	163	—	—	163
Depreciation and amortization	271	9,353	439	(275)	9,788

Total operating expenses	2,281	106,959	12,526	(4,860)	116,906

Operating income (loss)	(2,281)	11,787	586	20	10,112

Non-operating (income) expenses:
Interest expense	5,509	48	6	(6)	5,557
Interest income	(190)	(56)	(21)	6	(261)
Other expense (income), net	(6,082)	5,889	(677)	—	(870)

Total non-operating (income) expenses	(763)	5,881	(692)	—	4,426

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(1,518)	5,906	1,278	20	5,686

Provision (benefit) for income taxes	58	(48)	(84)	—	(74)

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(1,576)	5,954	1,362	20	5,760

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,238)	—	—	(1,238)

Loss from discontinued operations	—	(1,238)	—	—	(1,238)

Equity in income (loss) of subsidiaries	6,098	—	—	(6,098)	—

Net income (loss)	$4,522	$4,716	$1,362	$(6,078)	$4,522

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Six Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$209,625	$47,858	$(7,722)	$249,761

Operating expenses:
Cost of goods sold	—	19,883	32,927	(5,591)	47,219
Bowling center operating expenses	—	156,171	5,532	(1,531)	160,172
Selling, general and administrative expenses	5,218	13,719	8,386	—	27,323
Asset impairment	—	259	347	—	606
Depreciation and amortization	692	17,797	1,935	(284)	20,140

Total operating expenses	5,910	207,829	49,127	(7,406)	255,460

Operating income (loss)	(5,910)	1,796	(1,269)	(316)	(5,699)

Non-operating (income) expenses:
Interest expense	10,960	98	238	(238)	11,058
Interest income	(644)	(148)	(33)	238	(587)
Other expense (income), net	(10,902)	10,503	(275)	—	(674)

Total non-operating (income) expenses	(586)	10,453	(70)	—	9,797

Loss from continuing operations before income taxes and equity in income (loss) of subsidiaries	(5,324)	(8,657)	(1,199)	(316)	(15,496)

Provision (benefit) for income taxes	71	(875)	140	—	(664)

Loss from continuing operations before equity in income (loss) of subsidiaries	(5,395)	(7,782)	(1,339)	(316)	(14,832)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,175)	—	—	(1,175)

Loss from discontinued operations	—	(1,175)	—	—	(1,175)

Equity in income (loss) of subsidiaries	(10,612)	—	—	10,612	—

Net income (loss)	$(16,007)	$(8,957)	$(1,339)	$10,296	$(16,007)

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2007 Six Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(8,585)	$26,299	$1,108	$(79)	$18,743

Cash flows from investing activities:
Capital expenditures	(4)	(24,474)	(420)	—	(24,898)
Proceeds from the sale of:
Property and equipment	—	3,593	3	—	3,596

Net cash used in investing activities from continuing operations	(4)	(20,881)	(417)	—	(21,302)

Cash flows from financing activities:
Payments of long-term debt	(30,321)	(6)	—	—	(30,327)

Net cash used in financing activities from continuing operations	(30,321)	(6)	—	—	(30,327)

Effect of exchange rates on cash	—	—	—	79	79

Net increase (decrease) in cash	(38,910)	5,412	691	—	(32,807)

Cash at beginning of period	53,650	2,468	1,357	—	57,475

Cash at end of period	$14,740	$7,880	$2,048	$—	$24,668

AMF BOWLING WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except as otherwise noted)

(unaudited)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2006 Six Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(27,881)	$23,503	$856	$4	$(3,518)

Cash flows from investing activities:
Capital expenditures	8	(29,697)	(1,526)	600	(30,615)
Proceeds from:
Return of cash from equity affiliate	17,531	—	—	—	17,531
Sale of property and equipment	—	7,595	21	—	7,616

Net cash provided by (used in) investing activities from continuing operations	17,539	(22,102)	(1,505)	600	(5,468)

Cash flows from financing activities:
Payments of long-term debt	(554)	—	—	—	(554)
Payments under capital lease obligations	—	(141)	—	—	(141)

Net cash used in financing activities from continuing operations	(554)	(141)	—	—	(695)

Effect of exchange rates on cash	—	—	—	(604)	(604)
Net cash used in operating activities from discontinued operations	—	(498)	—	—	(498)
Net cash used in investing activities from discontinued operations	—	(149)	—	—	(149)

Net increase (decrease) in cash	(10,896)	613	(649)	—	(10,932)

Cash at beginning of period	39,537	4,045	1,672	—	45,254

Cash at end of period	$28,641	$4,658	$1,023	$—	$34,322

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents:

This MD&A includes the following:

•	Overview

•	Joint Venture

•	Accounting for the Joint Venture

•	Merger

•	Consolidated Results

•	2007 Second Quarter compared with 2006 Second Quarter

•	2007 Six Months compared with 2006 Six Months

•	Financial Condition

•	Liquidity

•	Capital Resources

•	Asset Sales

•	Capital Expenditures

•	Seasonality

•	International Operations

•	Impact of Inflation

•	Critical Accounting Policies

•	Disclosures Regarding Forward-Looking Statements

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

AMF is the largest operator of bowling centers in the world with 358 centers in operation as of December 31, 2006, and is comprised of 345 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 Centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified six centers to remodel, upgrade and operate as 300 Centers, five of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 Centers. The results of the 300 Centers are not material to the Centers business segment.

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

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal years 2007 and 2006 have 52 weeks. Second quarters 2007 and 2006 ended on December 31, 2006 and January 1, 2006, respectively.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses in our investment one quarter in arrears. For the 2007 Six Months, we recorded losses from our investment of $2.5 million including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity, elimination of intercompany interest and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $11.3 million which is amortized as an adjustment to loss from equity affiliate over five years, the useful life of the underlying assets to which the basis difference is attributed. AMF continues to purchase bowling equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes. The only audited financial statements available for the Joint venture cover the period from October 8, 2005 (inception) through December 31, 2005.

Selected financial results of the Joint Venture as of September 30, 2006 and for the periods July 1, 2006 to September 30, 2006 (“Second Quarter”) and April 1, 2006 to September are as follows:

Financial position:
Current assets	$68,891
Non-current assets	34,024

Total assets	102,915

Current liabilities	32,801
Non-current liabilities	73,916

Total liabilities	106,717

Stockholder’s deficit	(3,802)

	2007 2nd Quarter	2007 Six Months
Results of operations:
Revenue	$49,736	$90,018
Gross profit	14,618	26,000
Net loss	54	4,512

Based on a deterioration in the financial results of the Joint Venture during the 2007 Second Quarter, the Company recorded an impairment charge related to our investment in the Joint Venture of $4,587 because we determined the impairment was other than temporary. The amount of the impairment was determined based on a third party valuation.

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

The Company recognized additional depreciation expense of $2.0 million in the 2007 First Quarter to correct a depreciation error from Fiscal Year 2006. The Company also recognized a reduction in the bowling center operating expenses of $0.7 million in the 2007 First Quarter to correct an error in calculating insurance liabilities in prior years. The Company evaluated the errors, considering both the quantitative and qualitative aspects, and concluded that neither the errors nor the corrections of such were material to the consolidated financial statements. These errors related to a system generated reduction in depreciation expense and an over accrual in our general liability reserve due to the inclusion of claims that were not of a general liability nature. We discovered these errors in our closing of the 2007 First Quarter and corrected them.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Period	Referred to as
Results from October 2, 2006 through December 31, 2006	“2007 Second Quarter”

Results from October 3, 2005 through January 1, 2006	“2006 Second Quarter”

Results from July 3, 2006 through December 31, 2006	“2007 Six Months”

Results from July 4, 2005 through January 1, 2006	“2006 Six Months”

Results from July 3, 2006 through July 1, 2007	“Fiscal Year 2007”

Results from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Consolidated Results

(In millions)	2007 Second Quarter	2006 Second Quarter	2007 Six Months	2006 Six Months
Operating revenue	$128.0	$127.0	$230.6	$249.8

Operating expenses:
Cost of goods sold	11.2	15.8	20.1	47.2
Bowling center operating expenses	83.6	81.1	165.7	160.2
Selling, general and administrative expenses	9.8	10.0	20.0	27.3
Asset impairment	—	0.2	—	0.6
Depreciation and amortization	9.5	9.8	21.4	20.2

Operating income (loss)	13.9	10.1	3.4	(5.7)

Interest expense, net	5.0	5.3	10.2	10.5
Loss on extinguishment of debt	1.9	—	1.9	—
Loss from equity affiliate	0.4	—	2.5	—
Impairment of equity method investment	4.6	—	4.6	—
Other (income) expense, net	0.1	(0.9)	0.1	(0.7)

Income (loss) from continuing operations before income taxes	1.9	5.7	(15.9)	(15.5)
Provision (benefit) for income taxes	1.1	(0.1)	0.1	(0.7)

Income (loss) from continuing operations	0.8	5.8	(16.0)	(14.8)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(0.1)	0.1	(0.1)	0.1
Loss on disposal, net of tax	(0.4)	(1.3)	(0.4)	(1.3)

Loss from discontinued operations	(0.5)	(1.2)	(0.5)	(1.2)

Net income (loss)	$0.3	$4.6	$(16.5)	$(16.0)

Revenue

Consolidated operating revenue was $128.0 million in the 2007 Second Quarter, an increase of $1.0 million, or 0.8%, compared with the 2006 Second Quarter. An increase of $6.0 million is attributable to Centers revenue and offset by a decrease of $5.0 million attributable to Products no longer being fully consolidated during the 2007 Second Quarter.

Consolidated operating revenue was $230.6 million in the 2007 Six Months, a decrease of $19.2 million, or 7.7%, compared with the 2006 Six Months. A decrease of $32.1 million is attributable to Products no longer being fully consolidated during the 2007 Six Months and offset by an increase of $12.2 million increase in Centers revenue.

Cost of Goods Sold and Selling, General and Administrative Expenses

Cost of goods sold and selling, general and administrative expenses decreased $4.9 million in the 2007 Second Quarter, primarily related to Products no longer being fully consolidated during the 2007 Second Quarter.

Cost of goods sold and selling, general and administrative expenses decreased $34.5 million in the 2007 Six Months, primarily related to Products no longer being fully consolidated during the 2007 Six Months.

Asset Impairment

Asset impairments for the 2006 Second Quarter total $0.2 million, representing the difference between the fair market value and carrying value of impaired assets in the U.S.

During the 2006 Six Months we recorded asset impairments of $0.6 million, representing the difference between the fair market value and carrying value of impaired assets in the U.S primarily related to Products and the impact of transactions related to the formation of the Joint Venture.

Depreciation and Amortization

Depreciation and amortization decreased $0.3 million, or 3.1% in the 2007 Second Quarter compared with 2006 Second Quarter. This decrease is primarily related to Products no longer being fully consolidated during the 2007 Second Quarter.

Depreciation and amortization increased $1.2 million, or 5.9% in the 2007 Six Months compared with 2006 Six Months. This increase is primarily attributable to an additional expense of $2.0 million in 2007 Six Months to correct an error in calculating depreciation primarily in Fiscal Year 2006. This increase is offset by a decrease of $1.6 million related to Products no longer being fully consolidated during the 2007 Six Months.

Provision for Income Taxes

Total income tax provision increased to $1.1 million in the 2007 Second Quarter from a $0.1 million benefit in the 2006 Second Quarter. Total tax expense for 2007 Second Quarter included $0.8 million for state taxes. The net tax expense also includes $0.2 million of tax expenses for various international taxes including income tax withholding on intercompany transactions.

Total income tax provision increased to $0.1 million in the 2007 Six Months from a $0.7 million benefit in the 2006 Six Months. Total tax expense for 2007 Six Months included a benefit of $0.4 million for state taxes. The net tax expense includes $0.4 million of tax expenses for various international taxes including income tax withholding on intercompany transactions.

In the 2007 Second Quarter, $1.5 million of contingency reserve was released related to income taxes payable in the US states and foreign jurisdictions. The contingency was recorded at the date of merger. Non-current intangibles were reduced by $1.5 million in 2007 Second Quarter and no tax benefit was recorded.

Net Income (Loss)

Net income for the 2007 Second Quarter totaled $0.3 million compared with $4.6 million in the 2006 Second Quarter. During the 2007 Second Quarter, we recorded a $0.4 million loss related to the operating results from the Joint Venture and an impairment charge of $4.6 million related to our investment in the Joint Venture which the Company determined to be other than temporary. Additionally, we recorded a $1.9 million loss on the extinguishment of debt related to the voluntary $30.0 million term loan payment in the 2007 Second Quarter. During 2006 Second Quarter, we incurred $1.9 million of expenses related to strategic initiatives and $0.1 million related to actions alleging violations of federal legislations involving unsolicited communications.

Net loss for the 2007 Six Months totaled $16.5 million compared with $16.0 million in the 2006 Six Months. In the 2007 Six Months, we recorded a $2.4 million loss related to the operating results from the Joint Venture and an impairment charge of $4.6 million related to our investment in the Joint Venture. Additionally, we recorded a $1.9 million loss on the extinguishment of debt related to the voluntary $30 million term loan payment, recognized an additional benefit of $0.7 million in 2007 Six Months to correct an error in calculating insurance liabilities in prior years and recorded additional depreciation expense of $2.0 million as discussed above. During the 2006 Six Months, we incurred $1.9 million of expenses related to strategic initiatives and $0.1 million related to actions alleging violations of federal legislation involving unsolicited communications.

Comprehensive Income (Loss)

Comprehensive loss for the 2007 Second Quarter totaled $0.3 million, a decrease of $2.8 million, compared with comprehensive income of $2.5 million in the 2006 Second Quarter. The decrease was attributable to a decrease in net income of $4.3 million offset by the change in foreign currency translation compared to the 2006 Second Quarter.

Comprehensive loss for the 2007 Six Months totaled $17.5 million, a decrease of $0.4 million, compared with $17.9 million in the 2006 Six Months. The decrease was primarily attributable to the increase in income from continuing operations of $0.4 million for the 2007 Six Months.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally. To facilitate a meaningful comparison, the constant center results reflect 358 centers (345 U.S. Centers and 13 international centers). Constant centers include all centers that have been in operation one full fiscal year as of July 2, 2006.

(In millions)	2007 Second Quarter	2006 Second Quarter	2007 Six Months	2006 Six Months

Operating revenue	$127.3	$121.3	$229.2	$217.0

Operating expenses:
Cost of goods sold	11.2	11.6	20.1	20.6
Bowling center operating expenses	83.6	81.1	165.7	160.2
Selling, general, and administrative expenses	7.2	7.0	14.5	15.2
Asset impairment	—	0.2	—	0.3
Depreciation and amortization	9.5	9.5	21.3	18.2

Operating income	$15.8	$11.9	$7.6	$2.5

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2007 Six Months	2006 Six Months

Revenue:
Bowling	56.3%	57.4%
Food and beverage	28.7%	27.5%
Ancillary sources	15.0%	15.1%

2007 Second Quarter compared with 2006 Second Quarter

Centers operating revenue for the 2007 Second Quarter increased $6.0 million, or 5.0%, as compared with the 2006 Second Quarter. U.S. constant center revenue increased $7.8 million, or 6.7%, primarily due to a combination of increased traffic and higher average prices. Open play revenue reflected growth as a result of increased traffic and more than offset declines in league revenue. This growth in open play contributed to the increases in food, beverage and shoe revenue. Partially offsetting this increase is a decrease in revenue of $2.2 million attributable to the closure of nine bowling centers since July 3, 2005. U.S. constant center traffic was relatively flat for the quarter.

Centers operating expenses increased $2.5 million, or 3.1%. This increase was primarily due to increases in U.S. constant center operating expenses of $3.1 million, or 4.1%, primarily the result of a 6.3% increase in payroll expenses. Also contributing to this increase was an increase in utility costs. Partially offsetting these increases was a decrease in expenses of $1.8 million due to closed bowling centers. As a percentage of revenue, Centers operating expenses were 65.9% for the 2007 Second Quarter and 66.9% for the 2006 Second Quarter.

Operating income was $15.8 million in the 2007 Second Quarter versus operating income of $11.9 million in the 2006 Second Quarter primarily due to the increase in revenue offset by the increases in operating expenses as discussed above.

2007 Six Months compared with 2006 Six Months

Centers operating revenue for the 2007 Six Months increased $12.2 million, or 5.6%, as compared with the 2006 Six Months. U.S. constant center revenue increased $15.2 million, or 7.3%, due to a combination of increased traffic and higher average prices. Open play revenue reflected growth as a result of increased traffic and more than offset declines in league revenue. This growth in open play contributed to the increases in food, beverage and shoe revenue. Partially offsetting this increase is a decrease in revenue of $3.0 million attributable to the closure of nine bowling centers since July 3, 2005. U.S. constant center traffic was relatively flat for the Six Months.

Centers operating expenses increased $5.5 million, or 3.4%. This increase was primarily due to increases in U.S. constant center operating expenses of $7.5 million, or 5.0%, primarily the result of a 5.9% increase in payroll expenses. Also contributing to this increase was an increase in utility costs earlier in the year. Partially offsetting these increases was a decrease in expenses of $2.9 million due to closed bowling centers. Additionally, we recorded a benefit of $0.7 million in 2007 First Quarter to correct an error in calculating insurance liabilities in prior years. As a percentage of revenue, Centers operating expenses were 72.4% for the 2007 Six Months and 74.5% for the 2006 Six Months.

Depreciation and amortization increased $3.1 million, or 17.0%, attributable to an accumulation of increased capital spending during the last year compared to prior periods. Included in this increase is an additional expense of $2.0 million in 2007 First Quarter to correct an error in calculating depreciation primarily in Fiscal Year 2006.

Operating income was $7.6 million in the 2007 Six Months versus operating income of $2.5 million in the 2006 Six Months primarily due to the increase in revenue offset by the increases in operating expenses and depreciation and amortization expense as discussed above.

Holdings

Beginning October 8, 2005, Holdings consists of our investment in the Joint Venture and ownership of UK BPO, a service company for the exclusive benefit of the Joint Venture. The operations of UK BPO are not material. Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore record our share of the income or losses of our investment approximately one quarter in arrears. In this report, we recorded losses from our investment of $2.5 million including amortization of the investment and elimination of intercompany profit on purchases as Centers continue to purchase from the Joint Venture. There are no comparable prior period amounts for Holdings.

Our investment was recorded initially at cost, and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture of $11.3 million which is amortized as an adjustment and included in net income (loss) of the Joint Venture over 5 years. Centers continues to purchase from the Joint Venture, and eliminates its share of the intercompany profit.

Selected financial results of the Joint Venture as of September 30, 2006 and for the periods July 1, 2006 to September 30, 2006 (“Second Quarter”) and April 1, 2006 to September are as follows:

	2007 2nd Quarter	2007 Six Months
Results of operations:
Revenue	$49,736	$90,018
Gross profit	14,618	26,000
Net loss	54	4,512

Based on a deterioration in the financial results of the Joint Venture during the 2007 Second Quarter, the Company recorded an impairment charge related to our investment in the Joint Venture of $4,587 because we determined the impairment was other than temporary. The amount of the impairment was determined based on a third party valuation.

Financial Condition

General

As of December 31, 2006, we had $47.3 million in principal outstanding under our Credit Agreement. No borrowings were outstanding under the Revolver as of the end of the 2007 Six Months and outstanding standby letters of credit issued under the Revolver totaled $18.8 million, leaving $21.2 million available for additional borrowings or letters of credit.

We generally rely on cash flow from operations and borrowings under the Revolver to fund our liquidity and capital expenditure needs. Our ability to repay our indebtedness will depend on future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Management believes that available cash flow from operations and borrowings available or capacity under the Revolver will be sufficient to fund its liquidity and capital expenditure needs for the foreseeable future.

Both the Credit Agreement and our indenture dated February 27, 2004 relating to our Subordinated Notes (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of December 31, 2006.

Liquidity

As of December 31, 2006, working capital was $(17.8) million compared with working capital of $16.0 million at July 2, 2006. This change was primarily attributable to the decrease in cash and Term Loan as a result of a voluntary $30 million payment on the Term Loan during 2007 Second Quarter.

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

Under our Credit Agreement and Indenture, subject to certain restrictions and conditions, we may distribute up to 35% of the Net Cash Proceeds (as defined in the Indenture and the Credit Agreement) from the sale of certain International Operations (as defined in the Indenture and the Credit Agreement). The payment of a dividend is prohibited if the announcement or paying of the dividend results in a change in outlook or downgrading of the Subordinated Notes by Moody’s or Standard & Poor’s. As a condition to paying a dividend, the Indenture also requires us to first make an offer to purchase to the holders of our Subordinated Notes with an aggregated principal amount equal to 35% of such Net Cash Proceeds at a price equal to 102.0% of the aggregate principal amount being purchased.

Operating Cash Flow

(In millions)	2007 Six Months	2006 Six Months
Cash flows from operating activities:
Before changes in operating assets and liabilities	$12.0	$4.3
Loss on extinguishment of debt	1.9	—
Working capital	4.3	(9.0)
Discontinued operations (income) loss	0.5	1.2

Total	$18.7	$(3.5)

Net cash provided by operating activities was $18.7 million in the 2007 Six Months compared with net cash used in operating activities of $3.5 million in the 2006 Six Months, an increase of $22.2 million. The increase is the result of the increase in income from continuing operations. Products is included in the 2006 Six Months results and has more significant working capital requirements compared with Centers.

Investing

(In millions)	2007 Six Months	2006 Six Months
Cash flows from investing activities:
Purchases of property and equipment	$(24.9)	$(30.6)
Return of cash from equity affiliate	—	17.5
Proceeds from the sale of property and equipment	3.6	7.6

Total	$(21.3)	$(5.5)

Net cash used in investing activities was $21.3 million in the 2007 Six Months compared with $5.5 million in the 2006 Six Months. During 2006 Six Months we received $17.5 million return of cash from the Joint Venture at the completion of that transaction and an additional $7.6 million for the sale of two excess properties and other assets. Purchases of capital expenditures were lower in 2007 Six Months compared to last year. This is a result of timing as opposed to any change in spending trends.

Financing

(In millions)	2007 Six Months	2006 Six Months
Cash flows from financing activities:
Repayments of debt, net	$(30.3)	$(0.6)
Payments under capital lease obligations	—	(0.1)

Total	$(30.3)	$(0.7)

Net cash used in financing activities was $30.3 million in the 2007 Six Months compared with $0.7 million in the 2006 Six Months. During 2007 Six Months, we made two voluntary payments on the Term Loan totaling $30 million. During 2006 Six Months we made the scheduled terms payments. The final capital lease expired in June 2006 and we no longer have any capital lease obligations. We continue to hold a mortgage for one center.

Capital Resources

The following table shows our debt balances:

(In millions)	December 31, 2006	July 2, 2006
Term Loan	$47.3	$77.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note	2.0	2.0

Total debt	$173.2	$203.5

As of the end of the 2007 Six Months, we had approximately $21.2 million available for borrowing under the Revolver, with no amounts outstanding and approximately $18.8 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of December 31, 2006. Although we expect to be in compliance, there can be no assurance that we will continue to be in compliance with these covenants.

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

(In millions)	2007 Second Quarter	2006 Second Quarter	2007 Six Months	2006 Six Months

U.S. Centers – Asset Sales
Proceeds	$2.2	$0.9	$3.6	$1.8
Gain (loss), net	—	(0.1)	0.1	0.3

International Centers – Asset Sales
Proceeds	—	2.0	—	2.0
Gain (loss), net	—	0.2	—	0.2

During the 2007 Second Quarter, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $2.2 million. During the 2006 Second Quarter, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $1.5 million with net gains of $0.3 million. In addition, we received net proceeds of $2.0 million and gains of $0.2 million related to the sale of one international center.

For the 2007 Six Months, we sold the land and buildings associated with four closed centers in the U.S. for net proceeds of $3.5 million and net losses of $0.9 million. During 2006 Six Months, we sold the land and buildings associated with two centers in the U.S. for net proceeds of $1.5 million and net gains of $0.3 million. In addition, we received net proceeds of $2.0 million and gains of $0.2 million related to the sale of one international center.

Capital Expenditures

(In millions)	2007 Six Months	2006 Six Months
Centers	$24.9	$30.1
Products	—	1.1
Corporate	—	—
Holdings	—	—
Eliminations	—	(0.6)

Total	$24.9	$30.6

Capital expenditures decreased $5.7 million in the 2007 Six Months compared to the 2006 Six Months primarily due to the timing of projects. We continue to invest in our high performance centers as well as our conversions to 300 Centers.

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

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the 2007 Six Months.

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

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management periodically reviews our gross deferred tax assets to determine if it is more likely than not those assets will be realized. Such periodic reviews include, among other things, the nature and amount of the tax income and expense items, the expected timing when certain assets will be used or liabilities will be required to be reported, available tax planning strategies, and the reliability of profitability projections of businesses expected to provide future earnings.

If after conducting such a review, management determines that the realization of the tax asset does not meet the “more likely than not” criteria of SFAS No. 109, “Accounting for Income Taxes,” an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. Due to our historical losses and uncertain future earnings from operations, management concluded that we “more likely than not” will not realize the benefit of certain deferred tax assets. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may first reduce intangibles or increase or decrease income tax expense.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of our operations, including but not limited to:

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At December 31, 2006, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate. Foreign currency exchange rates also impact the translation of operating results from the international operations.

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

The following table provides information about our fixed and variable-rate debt at December 31, 2006, weighted average interest rates and respective maturity dates (in millions).

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$47.3	8.41%

The fair value of the Term Loan and the Subordinated Notes at December 31, 2006 was approximately $47.3 million and $128.9 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

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

In July 2005, the Australian state of Western Australia assessed Worldwide approximately $0.3 million for stamp taxes relating to the Merger. The assessment claims that the Merger was a purchase of a land-rich company, which Western Australian law generally provides is a company whose real estate constitutes greater than 60% of all its assets (other than excluded assets). We paid the assessment under protest and filed an objection. The objection is an internal review process by the department of revenue of Western Australia. In March 2006, the Australian state of South Australia assessed our former subsidiary that operated our bowling centers in Australia (“BCO Australia”) $405,000 for stamp tax relating to the Merger. Under the stock purchase agreement by which we sold our interest in BCO Australia in February 2005, we were responsible for this assessment. We paid this assessment under protest and filed an objection. The objection is an internal review process by the department of revenue of South Australia. If the assessments are not reversed, management will consider appeals. In early 2006, the Australian state of New South Wales has also made inquiries about the applicability of its land-rich laws to the Merger but has not made an assessment.

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

We cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional costs. Furthermore, actions by federal, state, local and foreign governments could result in laws or regulations that could increase the cost of providing our services, or otherwise adversely affect the demand for our services.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 2, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

We did not file Form 8-K during the second quarter of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling Worldwide, Inc.

(registrant)

Date: February 16, 2007

/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer