Form 10-K/A
period 2006-07-02
AMF BOWLING WORLDWIDE INC
filed 2007-04-02
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the AMF Bowling Worldwide, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended July 2, 2006 previously filed with the Securities and Exchange Commission on October 2, 2006. This amendment is being filed solely to include the separate audited financial statements of the Company’s equity affiliate, QubicaAMF Worldwide S.a.r.l. (the “Joint Venture”), for the Joint Venture’s fiscal year ended December 31, 2006. The Joint Venture is not consolidated with the Company for financial reporting purposes. The Company is required to file the Joint Venture financial statements within 90 days after the Joint Venture’s fiscal year end due to the Joint Venture meeting one of the tests for significance included in Rule 3-09 of Regulation S-X.

TABL E OF CONTENTS

Page
PART IV

Item 15. Exhibits and Financial Statement Schedules	4

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of QubicaAMF Worldwide S.a.r.l.	4

Signatures	22

Exhibit Index	E-1

PART I V

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No.1 to the annual report:

(b) Exhibits

See Exhibit Index on page E-1.

(c) Schedules to Financial Statements

None.

QUBICAAMF WORLDWIDE, S.a.r.l.

Consolidated Financial Statements

December 31, 2006

Independent Auditors’ Report

The Board of Managers

QubicaAMF Worldwide, S.a.r.l.

We have audited the consolidated balance sheet of QubicaAMF Worldwide S.a.r.l. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of QubicaAMF Europe S.p.A., a consolidated subsidiary, which statements reflect total assets constituting 17% and total revenues constituting 6% of the related consolidated totals as of December 31, 2006 and for the year then ended, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QubicaAMF Worldwide S.a.r.l at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Richmond, Virginia

March 29, 2007

Independent Auditors’ Report

Board of Directors and Shareholders

QubicaAMF Europe S.p.A.

Bologna, Italy

We have audited the accompanying consolidated balance sheet of QubicaAMF Europe S.p.A. (a wholly owned subsidiary of QubicaAMF Worldwide S.a.r.l) and subsidiaries (the “Company”) as of December 31, 2006, and the related statements of income and cash flows for the year then ended (all expressed in U.S. dollars and not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As further discussed in the note 3 to the consolidated financial statements, the consolidated financial statements include receivables, both trade and financial, from the related company QubicaAMF Worldwide LLC, which has been experiencing operating difficulties and a significant loss in 2006.

Bologna, Italy

March 28, 2007

/s/ DELOITTE & TOUCHE S.p.A.

QubicaAMF Worldwide, S.a.r.l.

CONSOLIDATED BALANCE SHEET

As of December 31, 2006

(in thousands except share data)

2006
Assets
Current assets:
Cash	$13,766
Accounts and notes receivable, net of allowance for doubtful accounts of $2,294	23,561
Inventories, net	25,738
Prepaid expenses and other current assets	3,481
Deferred taxes	684
Assets held for sale	1,223

Total current assets	68,453

Property and equipment, net	21,830
Long term notes receivable	481
Goodwill	4,602
Other assets	4,840

Total assets	$100,206

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$9,100
Customer deposits	6,709
Accrued expenses	10,967
Taxes payable	1,502
Current installments of long term debt	2,213

Total current liabilities	30,491

Long-term debt	23,802
Preferred equity certificates	47,268
Deferred royalty income	10,115
Deferred taxes	652
Other liabilities	94

Total liabilities	112,422

Stockholders’ equity (deficit):
Convertible Preferred Equity Certificates ($30.46 par value, 257,600 authorized and 210,560 issued)	6,414
Common stock ($30.46 par value, 15,040 shares authorized and 15,040 issued)	458
Paid-in-capital	5,862
Accumulated other comprehensive loss - foreign currency translation adjustment	(4,328)
Accumulated deficit	(20,622)

Total stockholders’ equity (deficit)	(12,216)

Total liabilities and stockholders’ equity (deficit)	$100,206

The accompanying notes are an integral part of these consolidated financial statements.

QubicaAMF Worldwide, S.a.r.l.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2006

(in thousands)

2006
Revenue	$166,130

Cost of goods and services	125,161

Gross profit	40,969

Operating expenses:
Selling, general and administrative	34,572
Engineering	6,563
Restructuring, refinancing and other charges	1,081
Foreign exchange gain	(1,601)
Gain on sales of assets	(643)
Depreciation and amortization	6,371

Total operating expenses	46,343

Operating loss	(5,374)

Non-operating (income) expenses:
Interest expense	6,295
Interest income	(263)
Other expenses, net	1,015

Total non-operating expenses	7,047

Loss before income taxes	(12,421)
Income taxes	2,811

Net loss	$(15,232)

The accompanying notes are an integral part of these consolidated financial statements.

QubicaAMF Worldwide, S.a.r.l.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Year ended December 31, 2006

(in thousands)

	Convertible preferred equity certificates	Common stock	Additional paid-in capital	Accumulated other comprehensive income(loss)	Accumulated deficit	Total stockholders’ equity(deficit)
Balances at December 31, 2005	$6,414	$458	$5,862	$956	$(5,390)	$8,300

Comprehensive loss:
Net loss	—	—	—	—	(15,232)	(15,232)
Currency translation adjustment	—	—	—	(5,284)	—	(5,284)

Total comprehensive loss						(20,516)

Balances at December 31, 2006	$6,414	$458	$5,862	$(4,328)	$(20,622)	$(12,216)

The accompanying notes are an integral part of these consolidated financial statements.

QubicaAMF Worldwide, S.a.r.l.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2006

(in thousands)

2006
Operating activities:
Net loss	$(15,232)

Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	6,371
Deferred taxes	185
Write-off of fixed assets	927
Gain on sale of property and equipment, net	(1,519)
Loss on sale of investment in subsidiary	876
Changes in assets and liabilities:
Accounts and notes receivable	(3,758)
Inventories	92
Other assets	(3,038)
Accounts payable and accrued expenses	2,573
Accrued interest on PEC’s	4,075
Income taxes payable	(595)
Deferred royalty income	10,115

Net cash provided by operating activites	1,072
Investing activities:
Purchases of property and equipment	(2,275)
Proceeds from sales of property and equipment	2,680
Proceeds from sale of investment in subsidiary	7,767

Net cash provided by investing activites	8,172
Financing activities:
Repayments on revolving line of credit	(2,000)
Net repayments on other bank loans	(197)
Repayments on capital leases	(229)

Net cash used in financing activities	(2,426)

Effect of exchange rates on cash	(751)

Net increase in cash	6,067
Cash at beginning of period	7,699

Cash at end of period	$13,766

Interest Paid	$2,216

Taxes Paid	$2,074

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Business Description

QubicaAMF Worldwide, S.a.r.l., a company organized under the laws of Luxembourg on October 8, 2005 (the “Company”) is engaged in one primary business – the manufacture and sale of bowling equipment, such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines, mini-bowling equipment, bowling center supplies and the resale of other related products, including bowling bags and shoes.

On October 7, 2005, AMF Holdings, Inc. (“AMF Holdings”), a subsidiary of AMF Bowling Worldwide, Inc. (“WINC”), and Qubica Lux S.a.r.l. (“QubLux”) completed the transactions to combine the businesses of QubicaAMF Worldwide, LLC (“QAMF”) and QubicaAMF Europe S.p.A. (“QEurope”) and their subsidiaries. AMF Holdings contributed the net assets of QAMF and substantially all of its other subsidiaries that conducted its bowling products business to the Company in exchange for a 50% equity interest in the Company. QubLux contributed the net assets of QEurope and its subsidiaries to the Company in exchange for the remaining 50% equity interest in the Company.

The Company is one of the largest manufacturers of bowling equipment in the world. Revenue consists of two major sales categories:

•	New Center Packages (“NCPs”), which is all of the equipment necessary to outfit one lane at a new or existing bowling center; and

•

Modernization and Consumer Products, which is equipment used to upgrade an existing center, mini-bowling equipment, spare parts, pins, supplies and consumable products used in the operation of a center, and bowling balls and ancillary products for resale to bowlers.

The Company’s business operations and operating assets are held in subsidiaries. QAMF operates the U.S.-based sales and manufacturing activities, conducts business in certain countries around the world through branch offices and subsidiaries, and serves as the U.S. headquarters of the Company. QEurope, formerly Qubica S.p.A., operates the Italian based sales and manufacturing activities, conducts business in Italy and Canada through subsidiaries, and serves as the European headquarters of the Company. QubicaAMF B.V. operates a warehouse and sales and service operations from its location in the Netherlands and has subsidiaries operating in Russia and Poland.

The board of managers of the Company has six (6) members split equally between AMF Holdings and QubLux.

The Company and certain of its subsidiaries entered into various agreements with WINC and certain of its subsidiaries. These agreements include, but are not limited to, a supply agreement that requires certain of WINC’s subsidiaries to purchase bowling products and supplies from the Company at prices similar to those charged in the past and at levels below the aggregate purchases in the past, a trademark license agreement that allows the Company to use the AMF mark and certain related marks, and various administrative services and similar agreements that provide for leasing space in certain facilities and support services from and to the Company and WINC. In addition, the Company and certain of its subsidiaries entered into employment agreements and affiliated party agreements with certain individuals to provide ongoing management and consulting services to the Company. Management believes these agreements are on an arms-length basis and reflect commercial terms.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of QubicaAMF Worldwide S.a.r.l. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; and reserves for litigation and claims, warranties and self-insurance costs. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The company had no cash equivalents as of December 31, 2006. At times, the Company’s cash and cash equivalents may be in excess of the FDIC insurance limit of $100,000.

Trade Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Notes receivable relate to product financing arrangements that exceed one year. They do not bear interest and are recorded at face value. The Company does not require collateral for the notes. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts and notes receivable. We determine the allowance based on historical write-off experience and our knowledge of specific customer accounts and review it quarterly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The fair value of such receivable approximates book value for receivables.

Revenue Recognition

Revenue is generated by sales of products in two categories, and sales of software used by operators of bowling centers. For product sales, the Company recognizes revenue when the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Revenue for consumable products such as parts and supplies are generally recognized upon shipment. Revenue for equipment sales, which typically require installation, is generally recognized upon delivery, in accordance with the terms of the contract. Installation services, if required, are generally performed by subcontractors, and the related revenue is recognized upon completion of the services. Revenue on arrangements with multiple deliverables, such as equipment sales with installation services, is allocated to the deliverables by using the relative fair value method prescribed by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

The Company recognizes software sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades/enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The Company recognizes software license revenue upon delivery when the separate service elements are not essential to functionality of the other elements. The revenue allocated to post-contract customer support is recognized ratably over the term of the support.

Amounts received in advance of meeting the revenue recognition criteria are deferred.

Shipping and Handling Costs

The company accounts for all shipping and handling costs as a part of cost of goods sold.

Inventories

Inventory is valued at the lower of cost or market on a first-in, first-out basis. The Company periodically reviews its inventories for slow-moving or obsolete items and provides provisions for any such materials identified.

Advertising Expenses

Direct advertising expenses are generally expensed as incurred. Total advertising and promotional expenses incurred for 2006 was approximately $4,434.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases are stated at the present value of the minimum lease payments. Expenditures for routine maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred. Major renewals or improvements are capitalized and amortized over the lesser of the remaining life of the asset or, if applicable, lease term. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment and any gain or loss is recognized.

Long-lived Assets and Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, assets such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately classified in the consolidated balance sheet as “held for sale” and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill, which represents the excess of costs over fair value of the net assets of businesses acquired, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

At December 31, 2006, the Company reviewed its goodwill and long-lived assets for impairment and determined that no assets were impaired.

Income Taxes

This Company is a partnership for U.S. tax purposes and, therefore, is not subject to U.S. income taxes directly. Rather, the stockholders are subject to U.S. income taxes based on their respective shares of the Company’s income or loss. The Company is subject to income taxes in certain foreign jurisdictions. These income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, and accounts payable approximate those assets’ fair values. The fair value of the fixed-rate portion of our notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are substantially no different than the fixed rate notes payable currently held. The remaining portion of our notes and leases payable approximate fair value since the interest rate is variable. We have no other material financial instruments. See Notes 6 and 8 for additional information.

Foreign Currency Translation

All assets and liabilities of our international operations are translated from foreign currencies into U.S. dollars at exchange rates in effect at the end of each fiscal period. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment in the accompanying consolidated balance sheet. Revenue and expenses of international operations are translated using exchange rates that existed at the end of each month during the reporting period. Currency exchange gains and losses resulting from transactions conducted in other than local currencies are included in operating expenses. The amount of gain (loss) realized during 2006 was $1,601.

Self-Insurance Programs

The Company is self-insured up to certain amounts for general and product liability, certain health care coverage and property damage. The cost of these self-insurance programs is accrued based upon estimates of settlements and costs for known and anticipated claims. The estimated liability to cover known claims and claims but not reported is included in accrued expenses in the consolidated balance sheet.

Stock Option Plan

The Company has adopted a stock option plan which permits the issuance of options to purchase up to 10% of the CPEC’s and common stock shares. The Company accounts for its options in accordance with FASB Statement No. 123R, Share-Based Payment, which requires the Company to measure the cost of employee serviced received in exchange for stock compensation based on the grant-date fair value of the employee stock options.

In both February and in May 2006, the Company issued 334 stock options to certain key employees, for a total of 668 units. Each unit grants the holder the right to purchase 14 CPEC’s and 1 common share. These options vested immediately and have exercise prices of 158.4 and 467.9 Euros respectively. The options have a 10 year term The Company assumed volatility of 35% and a discount rate of 4.5% No forfeitures were assumed. No options were exercised as of December 31, 2006. The Company recognized $102 in compensation expense for these option grants.

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Statement No.151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement became effective for the Company for inventory costs incurred on or after January 1, 2006. Implementation of this standard did not have a material impact on the Company’s financial statements or results of operations.

In September 2006, the FASB issued FASB Statement No.157, Fair Value Measurements, which establishes a framework for determining fair value within Generally Accepted Accounting Principles (GAAP) and expands disclosure regarding such fair values. This Statement becomes effective for the Company for financial statement periods beginning after November 15, 2007. The Company does not anticipate that implementation of this standard will have a material impact on the Company’s financial statements or results of operations.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Statement becomes effective for the Company for financial statement periods beginning after December 15, 2006. The Company has not yet completed its assessment on whether the implementation of this standard will have a material impact on the Company’s financial statements or results of operations.

Note 3. Inventories, net

Inventories, net of obsolescence reserves, under FIFO consist of the following as of December 31, 2006:

2006
Raw materials	$7,369
Work in process (a)	4,494
Finished goods and spare parts	13,875

Total inventories	$25,738

(a)	Work in process also includes certain inventory shipments in-transit to customers.

Note 4. Property and Equipment

Property and equipment, net, consist of the following as of December 31, 2006:

2006
Land	$2,747
Buildings and improvements	13,130
Equipment, furniture and fixtures	14,819
Other	251

30,947

Less accumulated depreciation	(9,117)

Property and equipment, net	$21,830

Depreciation expense related to property and Equipment	$5,473

Property under capital lease amounted to $3,538 as of December 31, 2006 with accumulated depreciation of $478. Land under a capital lease amounted to $1,291 and is not depreciated. The fair value of the property as of December 31, 2006 was $7,125.

Note 5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2006:

2006
Accrued compensation	$3,635
Deferred revenue	2,672
Warranty	1,228
Accrued installation expenses	807
Other	2,625

Total accrued expenses and other liabilities	$10,967

Note 6. Long-Term Debt

Long-term debt consisted of the following at December 31, 2006:

2006
Asset based revolver, matures October 7, 2010	$19,000
Other bank loans	4,129
Capital lease	2,886

Total long-term debt	26,015

Less current installments	(2,213)

Long-term debt, excluding current installments	$23,802

The asset based revolver was obtained upon formation of the Company and has an aggregate borrowing capacity of $30,000 and is subject to certain borrowing limits based on the carrying amounts of the Company’s assets. These limits are determined monthly and amounted to $26,828 on December 31, 2006. Interest on the revolver is paid monthly, quarterly or semi-annually, depending on the terms of the individual draws, and the margin at which it accrues is subject to change based on the Company’s availability under the line. At December, 31, 2006, interest accrued at Libor + 2.5%, which was approximately 7.86%. Borrowings under the revolver are secured by substantially all the Company’s assets and the revolver has restrictive covenants regarding the amount of capital expenditures, acquisitions and dividends, among others. The Company was in compliance with all debt covenants at 12/31/2006 with the exception of the ratio of fixed charges, for which it has received a waiver.

On January 5, 2007, the Company paid an additional $8,000 on the revolver bringing its balance to $11,000. As a result, on January 31, 2007, based on available borrowing capacity under the revolving credit agreement, the margin on borrowings under the facility was reduced from Libor + 2.5% to Libor + 2.25%.

The Company has certain other bank loans in Italy that bear interest at varying rates that do not exceed Euribor + 1.25%. The weighted average interest rate for these borrowings was 4.68% at December 31, 2006. These loans mature between February 2007 and July 2010.

The Company has a capital lease on a building used for office space in Bologna, Italy. This lease matures in July 2010. At December 31, 2006, the net present value of the future minimum lease payments, net of $272 representing interest, was $2,886.

The aggregate principal repayments for the Company’s debt and capital lease obligations at December 31, 2006 are as follows:

	Debt Securities	Capital Leases
2007	$1,581	$664
2008	795	694
2009	1,753	726
2010	19,000	802

Total	$23,129	$2,886

Note 7. Restructuring, Refinancing and other charges

Subsequent to formation in 2005, the Company began a process of restructuring the business to better serve customers and be more cost effective. These included asset impairment charges related to the discontinuance of certain product lines of $1,592, management severance and stay bonuses of $662 and other costs of $665. Substantially all stay bonuses and other costs amounts were paid out prior to December 31, 2006.

Similarly in 2006, the Company continued its restructuring plan and incurred $1,081 of restructuring costs related to asset impairment and severance. These costs included asset impairment charges related to the discontinuance of certain product lines of $927 and severance of $154. The Company had recorded the asset impairment charges and had paid out substantially all of the severance amounts prior to December 31, 2006.

Note 8. Preferred Equity Certificates and Convertible Preferred Equity Certificates

Upon formation, the Company authorized 19,550,000 shares each of Series 1 and Series 2 Preferred Equity Certificates (“PECs”), par value of 1 Euro (or $1.22), and issued 15,980,000 Series 1 PECs to AMF Holdings, Inc. and 15,980,000 Series 2 PECs to Qubica Lux, S.a.r.l. The PECs have a yield of 10%, compounded annually on December 31. Holders of the PECs have no voting rights. The PECs are mandatorily redeemable after 49 years for Series 1 and 60 years for Series 2, are not convertible to common stock and are therefore classified as long-term liabilities in the accompanying consolidated balance sheet. For the year ended December 31, 2006, the accrued but unpaid yield of approximately $5,275 includes $4,075 which has been charged to current year interest expense. Additionally, the liability increased by approximately $4,400 due to foreign exchange rate changes. The yield is payable upon redemption of the PECs by the Company, except that all or a portion of the accrued yield may be paid sooner if so declared by the Company’s board of managers.

Upon formation, the Company also authorized 128,800 shares each of Series 1 Convertible Preferred Equity Certificates (“CPECs”), par value of 25 Euros (or $30.46), and issued 105,280 Series 1 CPECs to AMF Holdings, Inc. and 105,280 Series 2 CPECs to Qubica Lux, S.a.r.l. These Certificates bear no interest. Each CPEC can be converted into a number of common shares determined by dividing the par value of the CPEC by the conversion price of $30.46. The Company has the option to redeem these shares at any time at the greater of par value or fair value as determined by the Company’s board of managers. The CPECs have no voting rights and are mandatorily redeemable after 49 years for Series 1 and 60 years for Series 2, if not previously converted into common stock by the holders.

Note 9. Retained Earnings – Statutory Reserve

Under the terms of the articles of incorporation, five percent of net profits must be set aside for the establishment of a statutory reserve until such reserve amounts to ten percent of the Company’s share capital, which consists of PECs, CPECs and common stock.

Note 10. Related Parties

The following related party transactions occurred as of and for the period ended December 31, 2006. The related parties other than AMF Bowling represent entities owned by individuals who have an indirect ownership interest in the Company:

	Accounts Receivable	Accounts Payable
AMF Bowling, including subsidiaries	$473	$—
Vebo SrL	430	5

	Sales To	Purchases From
AMF Bowling, including subsidiaries	$19,564	$—
Vebo SrL	839	39

Note 11. Asset Held for Sale

In January 2006, the Company sold a building located in Florida that was classified as assets held for sale at December 31, 2005 with a carrying value of $914. The building was sold in 2006 for approximately $2,300.

At December 31, 2006, a building located in Canada was classified as assets held for sale in the amount of $1,223 in the accompanying consolidated balance sheet. This building was sold in January 2007 for approximately $1,310.

Note 12. Intangible and Other Amortizing Non-Current Assets

The Company’s intangible and amortizing non-current assets are classified within other non-current assets in the accompanying consolidated balance sheet and consist of the following at December 31, 2006:

	Gross carrying amount	Weighted Average Amortization Period	Accumulated amortization
Amortizing intangible assets:
Deferred finance charges	$1,536	60 months	$379
Distributor relationships	1,299	120 months	370
Extended warranty contracts	684	60 months	389
Patents	508	124 months	149
Other	386	60 months	133
Trademarks	559	120 months	219
Software	565	120 months	535

Total	$5,537		$2,174

Aggregate amortization expense for intangible assets was $897 for the year ended December 31, 2006. Estimated amortization expense for the next five years is: $720 in 2007, $671 in 2008, $671 in 2009, $347 in 2010 and $227 in 2011.

Note 13. Guarantees and Warranties

The Company guarantees borrowing from third party lenders for certain customers that purchase bowling equipment. In the event of a customer’s default under the borrowing agreement, the Company may be required to repurchase the equipment from the lender at pre-determined prices. The Company’s contractual repurchase obligation does not exceed 50% of the borrowed amount, and declines to $0 over the three-year period of the guarantee. Pursuant to the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has accrued $227 as of December 31, 2006 related to its stand ready obligation under the guarantee arrangement. The Company maintains the liabilities until the guarantee expires. The Company’s maximum exposure under these arrangements was $998 as of December 31, 2006. When necessary, management estimates and records an additional liability based on the difference between the contingent repurchase price and the estimated fair value of the used equipment.

Generally, warranty for all new products is one year. Charges are made to expense for an estimated amount for future warranty obligations, and customers have the option to purchase extended warranties on certain products.

Warranty costs for the year ended December 31, 2006 were as follows:

2006
Balance at beginning of period	$893
Charges to the accrual	(2,216)
Warranty provision in the statement of operations	2,551

Balance at end of year	$1,228

Note 14. Income Taxes

The Company’s income tax provision for the period ended December 31, 2006 consisted of a foreign current income tax provision of $2,525 and a foreign deferred income tax expense of $286.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 consist mainly of net operating losses, fixed asset and intangible asset basis differences and nondeductible accruals.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income reversals of deferred tax liabilities and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its future deductible temporary differences, net of the existing valuation allowance at December 31, 2006. A full valuation allowances has been applied to deferred tax assets in certain countries where management believes utilization of the deferred tax assets does not meet the “more likely than not” realization criteria of SFAS No. 109, Accounting for Income Taxes.

Subsequently, recognized tax benefits relating to the portion of the valuation allowance that was established in purchase accounting transactions prior to formation of the Company will first be allocated to long-term intangible assets, and then to any income tax benefit that would be reported in the consolidated statement of operations. There were no such benefits recognized in the year ended December 31, 2006.

At December 31, 2006, the Company has net operating loss carryforwards for various foreign jurisdictions which are available to offset future income in those jurisdictions.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2006 and prior years.

Note 15. Operating Leases

The Company has certain noncancelable operating leases, primarily for office space and equipment that expire over the next 10 years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006 are:

2007	$537
2008	421
2009	277
2010	256
2011	256

Rental expense for operating leases during the year ended December 31, 2006 was approximately $1,312.

Note 16. Sale of Assets of Subsidiary

In December 2006, the Company sold substantially all the assets of its Japanese subsidiary in exchange for approximately $2,900 in cash, repayment of approximately $8.8 million in intercompany balances payable as well as a 25% interest in the new entity, which is to be purchased by the buyer from the Company by the end of 2007. The Company has determined that the initial cash payment exceeded the cash required under the net book value by approximately $153, which has been recorded as an accounts payable in the accompanying consolidated balance sheet. The Company has recorded a loss associated with the transaction of approximately $876 in the accompanying consolidated statement of operations.

Additionally, in conjunction with the sale, the Company entered into a long-term distributor agreement with the purchaser. This agreement, which runs for a duration of approximately 12 years, provides for a minimum purchase commitment by the purchaser as well as a royalty agreement spanning the entire period. The Company received cash totaling $10,115, shown in the other liabilities section as deferred revenue, for the royalty rights to use the QubicaAMF names and trademarks.

Note 17. Pension and Retirement Plans

The Company has a 401-K retirement plan covering substantially all US employees. The Company matches 100% of the employees first 3% of contributions and 50% of the next 2%, subject to certain length of service and vesting requirements. Vesting is immediate. The Company contributed $479 for the year ended December 31, 2006.

Note 18. Legal Matters

The Company is occasionally a party to legal proceedings and disputes which arise in the ordinary course of business. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the financial position of the Company or its operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of April, 2007.

AMF BOWLING WORLDWIDE, INC.

By:	/s/ Frederick R. Hipp
Frederick R. Hipp
President and Chief Executive Officer (principal executive officer)

By:	/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ W. Thomas Didlake, Jr.
W. Thomas Didlake, Jr.
Vice President and Corporate Controller (principal accounting officer)

Exhibit Index

31.1	Certification by the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).