Form 10-Q
period 2007-04-01
AMF BOWLING WORLDWIDE INC
filed 2007-05-15
CIK 1015535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 1, 2007, there were issued and outstanding 1,000 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by Kingpin Intermediate Corp., a wholly-owned subsidiary of Kingpin Holdings, LLC.

AMF BOWLING WORLDWIDE, INC.

PART I

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

(In thousands, except share data)	April 1, 2007	July 2, 2006
Assets
Current assets:
Cash and cash equivalents	$57,487	$57,475
Accounts and notes receivable, net of allowance for doubtful accounts of $125 and $203, respectively	3,704	5,332
Inventories, net	4,745	4,709
Prepaid expenses and other current assets	8,685	10,091

Total current assets	74,621	77,607

Property and equipment, net	228,727	228,865
Investment in equity affiliate	18,758	31,104
Other assets	13,365	19,376

Total assets	$335,471	$356,952

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$9,139	$8,873
Accrued expenses and other liabilities	59,365	51,921
Current portion of long-term debt	486	794

Total current liabilities	68,990	61,588

Long-term debt, less current portion	172,564	202,708
Liabilities, subject to resolution	103	103
Other liabilities	9,871	10,024

Total liabilities	251,528	274,423

Commitments and contingencies

Stockholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized and outstanding)	—	—
Paid-in capital	133,860	133,716
Accumulated deficit	(42,335)	(45,575)
Accumulated other comprehensive loss	(7,582)	(5,612)

Total stockholder’s equity	83,943	82,529

Total liabilities and stockholder’s equity	$335,471	$356,952

See accompanying notes to condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands)	2007 Third Quarter	2006 Third Quarter	2007 Nine Months	2006 Nine Months
Operating revenue	$151,697	$147,766	$382,263	$397,527

Operating expenses:
Cost of goods sold	12,995	14,013	33,110	61,232
Bowling center operating expenses	88,685	88,897	254,377	249,068
Selling, general and administrative expenses	10,724	9,130	30,661	36,454
Asset impairment	467	—	467	606
Depreciation and amortization	7,979	8,889	29,368	29,029

Total operating expenses	120,850	120,929	347,983	376,389

Operating income	30,847	26,837	34,280	21,138

Non-operating (income) expenses:
Interest expense	5,082	5,718	16,238	16,776
Interest income	(551)	(487)	(1,485)	(1,074)
Loss on extinguishment of debt	—	—	1,907	—
Loss from equity affiliate	3,146	3,706	5,627	3,706
Impairment of equity method investment	—	—	4,587	—
Other (income) expense, net	5	(41)	74	(715)

Total non-operating expenses	7,682	8,896	26,948	18,693

Income from continuing operations before income taxes	23,165	17,941	7,332	2,445
Provision for income taxes	3,293	2,847	3,414	2,183

Income from continuing operations	19,872	15,094	3,918	262

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(143)	50	(271)	194
Gain (loss) on disposal, net of tax	(5)	682	(407)	(637)

Income (loss) from discontinued operations	(148)	732	(678)	(443)

Net income (loss)	$19,724	$15,826	$3,240	$(181)

See accompanying notes to condensed consolidated financial statements.

AMF BOWLING WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	2007 Nine Months	2006 Nine Months
Operating activities:
Net income (loss)	$3,240	$(181)
Less: Loss from discontinued operations	(678)	(443)

Income from continuing operations	3,918	262
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	29,368	29,029
Asset impairment	467	606
Loss on extinguishment of debt	1,907	—
Gain on the sale of property and equipment, net	(481)	(280)
Loss from equity affiliate	5,627	3,706
Impairment of equity method investment	4,587	—
Stock compensation expense	144	—
Changes in assets and liabilities:
Accounts and notes receivable, net	1,867	(2,556)
Inventories	(36)	(5,217)
Other assets	3,317	3,063
Accounts payable and accrued expenses	3,993	2,927
Income taxes payable	4,927	(3,484)
Other long-term liabilities	(481)	(670)

Net cash provided by operating activities from continuing operations	59,124	27,386

Investing activities:
Purchases of property and equipment	(32,670)	(38,260)
Return of cash from equity affiliate	—	17,531
Proceeds from sale of property and equipment	4,049	9,546

Net cash used in investing activities from continuing operations	(28,621)	(11,183)

Financing activities:
Payments of long-term debt	(30,452)	(753)
Payments under capital lease obligations	—	(213)

Net cash used in financing activities from continuing operations	(30,452)	(966)

Effect of exchange rates on cash	(39)	(1,015)
Net cash used in operating activities from discontinued operations	(246)	(28)
Net cash provided by (used in) investing activities from discontinued operations	246	(149)

Net increase in cash and cash equivalents	12	14,045
Cash and cash equivalents at beginning of period	57,475	45,254

Cash and cash equivalents at end of period	$57,487	$59,299

See accompanying notes to condensed consolidated financial statements.

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

AMF is the largest operator of bowling centers in the world with 358 centers in operation as of April 1, 2007, and is comprised of 345 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 Centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified seven centers to remodel, upgrade and operate as 300 Centers, six of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 Centers. The results of the 300 Centers are not material to the Centers business segment.

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

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal years 2007 and 2006 have 52 weeks. Fiscal year 2006 ended on July 2, 2006 (“Fiscal Year 2006”). Third quarters 2007 and 2006 ended on April 1, 2007 and April 2, 2006, respectively.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses in our investment one quarter in arrears. For the nine months ended April 1, 2007 and April 2, 2006, we recorded losses from our equity affiliate of $5.6 million and $3.7 million respectively, including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity, elimination of intercompany interest and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture which is amortized as an adjustment to loss from equity affiliate over five years, the useful life of the underlying assets to which the basis difference is attributed. The basis difference as of April 1, 2007 is $4.9 million which will be amortized over the remaining useful life. AMF continues to purchase capital equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. Total purchases from the Joint Venture for the nine months ended April 1, 2007 were $16.9 million. Total payables to the Joint Venture at April 1, 2007 were $1.4 million. The Joint Venture has a December 31st year end for financial reporting purposes.

Selected financial results of the Joint Venture are as follows:

	December 31, 2006	December 31, 2005
Financial position:
Current assets	$68,453	$64,205
Non-current assets	31,753	37,604

Total assets	100,206	101,809

Current liabilities	30,491	26,829
Non-current liabilities	81,931	66,680

Total liabilities	112,422	93,509

Stockholders’ equity (deficit)	$(12,216)	$8,300

The following definitions are used in this report related to the Joint Venture results of operations:

Period	Referred to as
Results from October 1, 2006 through December 31, 2006	“Three Months Ended 12/31/06”

Results from October 8, 2005 through December 31, 2005	“Three Months Ended 12/31/05”

Results from April 1, 2006 through December 31, 2006	“Nine Months Ended 12/31/06”

Results from October 8, 2005 through December 31, 2005	“Nine Months Ended 12/31/05”

	Three Months Ended 12/31/2006	Three Months Ended 12/31/2005	Nine Months Ended 12/31/2006	Nine Months Ended 12/31/2005
Results of Operations:
Revenue	$45,881	$41,297	$135,898	$41,297
Gross Profit	9,313	9,927	35,313	9,927
Net Loss	6,623	5,390	11,135	5,390

Based on a deterioration in the financial results of the Joint Venture during the 2007 Second Quarter, the Company recorded an impairment charge related to our investment in the Joint Venture of $4,587. The amount of the impairment was determined based on a third party valuation at that time.

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

Our financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006. The following definitions are used in this report:

Period	Referred to as
Results from January 1, 2007 through April 1, 2007	“2007 Third Quarter”

Results from January 2, 2006 through April 2, 2006	“2006 Third Quarter”

Results from July 3, 2006 through April 1, 2007	“2007 Nine Months”

Results from July 4, 2005 through April 2, 2006	“2006 Nine Months”

Results from July 3, 2006 through July 1, 2007	“Fiscal Year 2007”

Results from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Certain amounts in the financial statements and supporting footnotes have been reclassified to conform with current year presentation. In Fiscal Year 2006, the Company reclassified certain selling, general and administrative expenses from bowling center operating expenses to selling, general and administrative expenses. During the second quarter of 2007, the Company reclassified the long-term portion of the self insurance reserves from accrued expenses to other long-term liabilities. Reclassifications to other long-term liabilities as of July 2, 2006 were $7,060.

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

NOTE 3. DISCONTINUED OPERATIONS

On December 4, 2005, we sold our billiards division for gross cash proceeds of approximately $4,500 subject to certain post-closing adjustments. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the billiards division are reported separately as discontinued operations for all periods in which they are presented. Results for 2007 Third Quarter primarily related to settlements related to the sale of our billiards division. Results for 2006 Third Quarter are primarily from our billiards division which was sold on December 4, 2005.

The financial results of our discontinued operations were as follows:

	2007 Third Quarter	2006 Third Quarter	2007 Nine Months	2006 Nine Months
Revenue	$—	$—	$—	$4,830

Income (loss) from operations, pretax	(143)	50	(271)	194

Income (loss) from operations, after tax	(143)	50	(271)	194
Gain (loss) on disposal, pretax	(5)	262	(429)	(1,057)
Benefit for income taxes	—	(420)	(22)	(420)

Gain (loss) on disposal, after tax	(5)	682	(407)	(637)

Income (loss) from discontinued operations	$(148)	$732	$(678)	$(443)

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

Effective September 27, 2004, Kingpin adopted the 2004 Unit Option Plan (the “Option Plan”). Under the Option Plan, grants to purchase common units may be made to any director, executive or other key employee of, or any consultant or advisors to, Kingpin or Worldwide. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. All stock options have 10-year terms and vest ratably over 3 years from the date of grant. The number of common units with respect to which options may be granted under the Option Plan and which may be issued upon their exercise may not exceed 1,094,595 common units in the aggregate. As of April 1, 2007, there were 436,888 options outstanding under the Option Plan, of which 104,466 were vested and exercisable. As of April 1, 2007, a total of 599,207 units remained available under the Option Plan. During 2007 Third Quarter, the Company issued 20,000 options to executive and key employees.

The Company previously accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective July 3, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the prospective method. The prospective method requires the Company to account for awards of equity instruments based on their grant-date fair value. This method applies to new awards and to awards modified, repurchased or cancelled after the effective date. On February 8, 2007, Kingpin granted 20,000 options to purchase common units of Kingpin, at an exercise price of $11.27 per common unit to members of senior management. The options are subject to customary terms and conditions, including provisions for the extinguishment of options upon the termination of employment. All options have 10-year terms and vest ratably over 3 years from the date of grant. Kingpin did not modify, repurchase, or cancel any awards during the 2007 Nine Months.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each unit option grant at the time of the grant. Assumptions included an expected term of six years, expected volatility of 30%, expected dividend yield of 0% and a risk-free rate of 4.6%. The expected term of six years was calculated as permitted by the simplified method for plain-vanilla options consistent with Staff Accounting Bulletin 107. The expected volatility was calculated based on the volatility of similar companies and the share price of the Company was calculated based on a retrospective third party valuation. Compensation cost for new or modified awards will be measured and recorded in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense of $144 and $74 was recognized for share-based compensation during the 2007 Nine Months and 2007 Third Quarter, respectively, and is included in selling, general and administrative expenses.

A summary of option activity for the 2007 Nine Months is presented below:

(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 3, 2006	674	$11.77
Granted	225	10.38
Exercised	—	—
Forfeited/Canceled	(45)	10.60

Outstanding at April 1, 2007	854	$11.46	7.9	$1,077

Exercisable at April 1, 2007	418	$11.97	7.2	$539

Expected to vest in future periods (a)	406	$10.97	8.6	$501

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The weighted average grant-date fair value of options granted during 2007 Third Quarter was $4.70. As of April 1, 2007, $776 of total unrecognized compensation cost related to previously granted stock options is expected to be recorded over a weighted-average period of 2.5 years.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was $18,789 for the 2007 Third Quarter, $1,270 for the 2007 Nine Months, $16,127 for the 2006 Third Quarter and $(70) for the 2006 Nine Months. Accumulated other comprehensive loss of $7,582 at April 1, 2007 and $5,612 at July 2, 2006 is included in stockholder’s equity and consists of a foreign currency translation adjustment and minimum pension liability.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

	April 1, 2007	July 2, 2006
Land	$23,481	$24,709
Buildings and improvements	129,483	120,432
Equipment, furniture and fixtures	179,787	169,877
Other	13,041	3,208

	345,792	318,226
Less accumulated depreciation	(117,065)	(89,361)

Property and equipment, net	$228,727	$228,865

Depreciation expense related to property and equipment was $7,949 for the 2007 Third Quarter and $29,256 for the 2007 Nine Months, including the adjustment discussed in Note 2. Depreciation expense related to property and equipment was $8,843 for the 2006 Third Quarter and $28,732 for the 2006 Nine Months.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

The table below presents supplemental cash flow information for the reporting periods:

	2007 Nine Months	2006 Nine Months
Cash paid during the period for:
Interest	$17,026	$16,408
Income taxes	623	2,943

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

Long-Term Debt Summary

Our long-term debt consisted of:

	April 1, 2007	July 2, 2006
Term Loan	$47,171	$77,613
Revolver	—	—
Subordinated Notes, 10%, due 2010	123,910	123,910
Old Subordinated Notes, 13%, due 2008	5	5
Mortgage note and capitalized leases	1,964	1,974

Total debt	173,050	203,502
Current maturities	(486)	(794)

Total long-term debt	$172,564	$202,708

Credit Agreements

As of February, 2004, in conjunction with the Merger, we entered into the Credit Agreement that consisted of a $135,000 term loan (the “Term Loan”) maturing in August 2009 and a $40,000 revolving loan commitment (the “Revolver”) maturing in February 2009.

As of April 1, 2007, we owed $47,171 on the Term Loan. No borrowings were outstanding under the Revolver as of the end of the 2007 Third Quarter and outstanding standby letters of credit issued under the Revolver totaled $17,904, leaving $22,096 available for additional borrowings or letters of credit. Our aggregate letter of credit obligations outstanding under the Credit Agreement may not exceed $25,000. The principal amount of the Term Loan must be repaid on a quarterly basis in the amounts and at the times specified in the Credit Agreement, with a final principal payment of $46,077 due on August 27, 2009. Current scheduled quarterly principal payments are $122 and are due on the last business day of the last month of each calendar quarter. Repayment also is required in amounts specified in the Credit Agreement for certain events including certain asset sale proceeds and equity and debt offering proceeds. During the second quarter of 2007, we made a voluntary $30 million payment on the Term Loan and expensed $1.9 million of deferred finance charges as a result.

Subordinated Notes

As of February 27, 2004, in conjunction with the Merger, we issued the $150,000 Subordinated Notes (the “Subordinated Notes”) with interest payable semi-annually. Subject to certain exceptions, the Subordinated Notes may not be redeemed at our option before March 1, 2007. Thereafter, the Subordinated Notes are redeemable at redemption prices equal to 105.00% during the 12 month period beginning March 1, 2007, 102.50% during the 12 month period beginning March 1, 2008 and 100.00% beginning on March 1, 2009 and thereafter. Upon the occurrence of a change of control, we are required to offer to purchase the Subordinated Notes at 101.00% of their principal amount, plus accrued interest. As of April 1, 2007, we owed $123,910 under the Subordinated Notes.

NOTE 9. LIABILITIES SUBJECT TO RESOLUTION

In 2001, Worldwide and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Eastern District of Virginia, Richmond Division. Liabilities subject to resolution remaining from the Chapter 11 proceeding were $103 at April 1, 2007 and July 2, 2006. These balances consist primarily of real and personal property taxes expected to be paid upon settlement of the claim or over a six year period.

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

	2007 Third Quarter	2006 Third Quarter	2007 Nine Months	2006 Nine Months
U.S. – Asset Sales
Proceeds	$453	$1,954	$4,046	$3,771
Gain (loss), net	391	(3)	478	292
International – Asset Sales
Proceeds	—	—	3	1,998
Gain, net	—	—	3	171

During the 2007 Third Quarter, we sold the land and buildings associated with one closed center in the U.S. for net proceeds of $0.5 million and a net gain of $0.5 million. During the 2006 Third Quarter, we sold the land and buildings associated with three centers in the U.S. for net proceeds of $1.9 million.

For the 2007 Nine Months, we sold the land and buildings associated with five closed centers in the U.S. for net proceeds of $4.0 million and net gains of $0.4 million. During the 2006 Nine Months, we sold the land and buildings associated with five centers in the U.S. for net proceeds of $3.4 million and net gains of $0.4 million. In addition, we received net proceeds of $2.0 million and a net gain of $0.2 million related to the sale of one international center.

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

Financing Commitment

In May 2007, the Company received a financing commitment from Credit Suisse Securities (USA) LLC to refinance its existing indebtedness. The refinancing is expected to consist of a $270 million first-lien credit facility, consisting of a $60 million revolving loan facility and a $210.0 million six-year term loan and a $105.0 million six and a half year second-lien credit facility. The net proceeds are planned to be used to repay existing indebtedness, related prepayment fees, provide for a dividend and growth capital to support the Company’s business plan. The Company expects the refinancing to close during June 2007. Since all of the terms of the credit facilities are currently under negotiation, there can be no assurance that the final terms of the credit facilities will be as described above.

NOTE 11. BUSINESS SEGMENTS

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Beginning October 8, 2005, the Company has two business segments: Centers (the operation of bowling centers) and Holdings (the manufacture and sale of bowling and related products through our investment in the Joint Venture). Holdings includes the Company’s portion of results and balances from the Joint Venture. Such amounts are eliminated and not presented in our condensed consolidated financial statements as they are accounted for using the equity method. In prior periods, the Company reported Products as a segment. The segment information for prior periods has not been recast to conform to the new segment structure because the Joint Venture did not exist in prior periods. Information concerning these operations from continuing operations is presented below:

	2007 Third Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S	$145.7	$—	$32.0	$254.4	$7.8	$7.6
International	5.1	—	1.0	14.8	0.3	0.2

Subtotal	150.8	—	33.0	269.2	8.1	7.8

Holdings	46.8	4.5	(3.3)	136.1	1.3	0.4
Equity method eliminations	(45.9)	(4.5)	3.3	(100.2)	(1.3)	(0.4)

Subtotal	0.9	—	—	35.9	—	—

Corporate	—	—	(2.3)	22.8	0.1	—
Eliminations	—	—	0.1	7.6	(0.2)	—

Total	$151.7	$—	$30.8	$335.5	$8.0	$7.8

	2006 Third Quarter
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$142.2	$—	$28.8	$256.0	$8.6	$6.5
International	4.9	—	0.8	11.8	0.2	0.2

Subtotal	147.1	—	29.6	267.8	8.8	6.7

Holdings	36.6	5.4	(3.0)	151.9	2.1	0.3
Equity method eliminations	(35.9)	(5.4)	2.9	(101.8)	(2.1)	(0.3)

Subtotal	0.7	—	(0.1)	50.1	—	—

Corporate	—	—	(2.8)	36.7	0.2	1.0
Eliminations	—	—	0.1	10.7	(0.1)	(0.1)

Total	$147.8	$—	$26.8	$365.3	$8.9	$7.6

	2007 Nine Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$366.0	$—	$38.8	$254.4	$28.6	$32.1
International	14.0	—	1.8	14.8	0.7	0.6

Subtotal	380.0	—	40.6	269.2	29.3	32.7

Holdings	138.2	16.4	(3.0)	136.1	4.4	1.5
Equity method eliminations	(135.9)	(16.4)	2.6	(100.2)	(4.4)	(1.5)

Subtotal	2.3	—	(0.4)	35.9	—	—

Corporate	—	—	(6.3)	22.8	0.5	—
Eliminations	—	—	0.4	7.6	(0.4)	—

Total	$382.3	$—	$34.3	$335.5	$29.4	$32.7

	2006 Nine Months
(In millions)	Revenue from unaffiliated customers	Intersegment sales	Operating Income (loss)	Total assets	Depreciation and amortization	Capital expenditures
Centers:
U.S.	$349.9	$—	$29.8	$256.0	$26.3	$36.2
International	14.1	—	2.3	11.8	0.7	0.6

Subtotal	364.0	—	32.1	267.8	27.0	36.8

Products	32.1	7.7	(1.7)	—	1.6	1.1

Holdings	37.3	5.4	(2.9)	151.9	2.1	0.3
Equity method eliminations	(35.9)	(5.4)	2.9	(101.8)	(2.1)	(0.3)

Subtotal	1.4	—	—	50.1	—	—

Corporate	—	—	(9.1)	36.7	0.9	1.0
Eliminations	—	(7.7)	(0.2)	10.7	(0.5)	(0.6)

Total	$397.5	$—	$21.1	$365.3	$29.0	$38.3

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which is codified as SAB Topic 1N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether the approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB 108 in the fiscal year ending July 1, 2007. The Company is still evaluating the requirements of SAB 108 and has not yet determined the impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning June 30, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of FAS 158 are effective for our fiscal year ending July 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 158 will have on our financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning June 30, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 159 will have on our financial statements upon adoption.

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”). Our foreign and non wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide guarantees. Based on this distinction, the following information presents the condensed consolidating balance sheets as of April 1, 2007 and July 2, 2006, condensed consolidating statements of operations for the 2007 Third Quarter, 2007 Nine Months, 2006 Third Quarter and 2006 Nine Months and cash flows for the 2007 Nine Months and 2006 Nine Months. The elimination entries presented are necessary to combine the entities. Information presented below for periods in which Products was included as a Guarantor Subsidiary has been recast to present Products as a Non-Guarantor Subsidiary.

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	April 1, 2007
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$45,994	$8,794	$2,699	$—	$57,487
Accounts and notes receivable, net	343	2,814	547	—	3,704
Accounts and notes receivable – intercompany	18,234	141,108	(5,435)	(153,907)	—
Inventories, net	—	4,338	407	—	4,745
Prepaid expenses and other current assets	(7,996)	15,859	585	237	8,685

Total current assets	56,575	172,913	(1,197)	(153,670)	74,621

Property and equipment, net	8,124	214,063	6,540	—	228,727
Investment in subsidiaries	365,818	(14,040)	—	(351,778)	—
Investment in equity affiliate	1,325	17,433	—	—	18,758
Other assets	4,124	86,997	(1,364)	(76,392)	13,365

Total assets	$435,966	$477,366	$3,979	$(581,840)	$335,471

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$36	$7,944	$1,159	$—	$9,139
Accrued expenses and other liabilities	5,425	51,659	2,281	—	59,365
Current portion of long-term debt	486	—	—	—	486
Accounts and notes payable – intercompany	153,907	—	—	(153,907)	—

Total current liabilities	159,854	59,603	3,440	(153,907)	68,990

Long-term debt, less current portion	170,600	1,964	—	—	172,564
Liabilities, subject to resolution	—	103	—	—	103
Other liabilities	21,569	61,479	2,978	(76,155)	9,871

Total liabilities	352,023	123,149	6,418	(230,062)	251,528

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,860	405,049	10,344	(415,393)	133,860
Accumulated earnings (deficit)	(42,335)	(45,035)	(11,031)	56,066	(42,335)
Accumulated other comprehensive income (loss)	(7,582)	(5,797)	(1,752)	7,549	(7,582)

Total stockholder’s equity	83,943	354,217	(2,439)	(351,778)	83,943

Total liabilities and stockholder’s equity	$435,966	$477,366	$3,979	$(581,840)	$335,471

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Balance Sheet

	July 2, 2006
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$53,650	$2,468	$1,357	$—	$57,475
Accounts and notes receivable, net	161	4,568	603	—	5,332
Accounts and notes receivable – intercompany	17,800	125,850	(5,355)	(138,295)	—
Inventories, net	—	4,204	505	—	4,709
Prepaid expenses and other current assets	(7,817)	17,063	728	117	10,091

Total current assets	63,794	154,153	(2,162)	(138,178)	77,607

Property and equipment, net	9,086	213,400	6,379	—	228,865
Investment in subsidiaries	367,752	(14,442)	—	(353,310)	—
Investment in equity affiliate	—	31,104	—	—	31,104
Other assets	9,826	87,314	(1,572)	(76,192)	19,376

Total assets	$450,458	$471,529	$2,645	$(567,680)	$356,952

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$34	$7,825	$1,014	$—	$8,873
Accrued expenses and other liabilities	6,996	43,224	2,026	(325)	51,921
Current portion of long-term debt	794	—	—	—	794
Accounts and notes payable – intercompany	138,271	—	—	(138,271)	—

Total current liabilities	146,095	51,049	3,040	(138,596)	61,588

Long-term debt, less current portion	200,734	1,974	—	—	202,708
Liabilities, subject to resolution	—	103	—	—	103
Other liabilities	21,569	61,632	3,066	(76,243)	10,024

Total liabilities	368,398	114,758	6,106	(214,839)	274,423

Stockholder’s equity:
Common stock	—	—	—	—	—
Paid-in capital	133,716	407,109	7,189	(414,298)	133,716
Accumulated earnings (deficit)	(46,044)	(46,740)	(8,673)	55,882	(45,575)
Accumulated other comprehensive income (loss)	(5,612)	(3,598)	(1,977)	5,575	(5,612)

Total stockholder’s equity	82,060	356,771	(3,461)	(352,841)	82,529

Total liabilities and stockholder’s equity	$450,458	$471,529	$2,645	$(567,680)	$356,952

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2007 Third Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$145,673	$6,024	$—	$151,697

Operating expenses:
Cost of goods sold	—	12,255	740	—	12,995
Bowling center operating expenses	—	85,570	3,115	—	88,685
Selling, general and administrative expenses	2,170	7,768	786	—	10,724
Asset Impairment	—	467	—	—	467
Depreciation and amortization	127	7,767	205	(120)	7,979

Total operating expenses	2,297	113,827	4,846	(120)	120,850

Operating income (loss)	(2,297)	31,846	1,178	120	30,847

Non-operating (income) expenses:
Interest expense	5,039	43	—	—	5,082
Interest income	(383)	(154)	(14)	—	(551)
(Income) loss from equity affiliate	—	3,530	—	(384)	3,146
Other (income) expense	(15,143)	14,714	433	1	5

Total non-operating (income) expenses	(10,487)	18,133	419	(383)	7,682

Income from continuing operations before income taxes and equity in income (loss) of subsidiaries	8,190	13,713	759	503	23,165

Provision for income taxes	62	3,115	116	—	3,293

Income from continuing operations	8,128	10,598	643	503	19,872
Discontinued operations:
Loss from discontinued operations, net of tax	—	(143)	—	—	(143)
Loss on disposal, net of tax	—	(5)	—	—	(5)

Loss from discontinued operations	—	(148)	—	—	(148)

Equity in income (loss) of subsidiaries	11,596	—	—	(11,596)	—

Net income (loss)	$19,724	$10,450	$643	$(11,093)	$19,724

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2007 Nine Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$365,538	$16,725	$—	$382,263

Operating expenses:
Cost of goods sold	—	30,957	2,153	—	33,110
Bowling center operating expenses	—	245,648	8,729	—	254,377
Selling, general and administrative expenses	5,842	22,253	2,566	—	30,661
Asset Impairment	—	467	—	—	467
Depreciation and amortization	483	28,657	594	(366)	29,368

Total operating expenses	6,325	327,982	14,042	(366)	347,983

Operating income (loss)	(6,325)	37,556	2,683	366	34,280

Non-operating (income) expenses:
Interest expense	16,108	130	—	—	16,238
Interest income	(1,184)	(259)	(42)	—	(1,485)
Loss on extinguishment of debt	1,907	—	—	—	1,907
(Income) loss from equity affiliate	—	7,004	—	(1,377)	5,627
Impairment of equity method investment	—	4,587	—	—	4,587
Other (income) expense	(25,512)	24,769	802	15	74

Total non-operating (income) expenses	(8,681)	36,231	760	(1,362)	26,948

Income from continuing operations before income taxes and equity in income (loss) of subsidiaries	2,356	1,325	1,923	1,728	7,332

Provision for income taxes	145	2,889	380	—	3,414

Income (loss) from continuing operations	2,211	(1,564)	1,543	1,728	3,918
Discontinued operations:
Loss from discontinued operations, net of tax	—	(271)	—	—	(271)
Loss on disposal, net of tax	—	(407)	—	—	(407)

Loss from discontinued operations	—	(678)	—	—	(678)

Equity in income (loss) of subsidiaries	1,029	—	—	(1,029)	—

Net income (loss)	$3,240	$(2,242)	$1,543	$699	$3,240

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Third Quarter
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$143,435	$4,331	$—	$147,766

Operating expenses:
Cost of goods sold	—	13,338	675	—	14,013
Bowling center operating expenses	—	86,357	2,540	—	88,897
Selling, general and administrative expenses	2,569	6,126	435	—	9,130
Depreciation and amortization	252	8,564	215	(142)	8,889

Total operating expenses	2,821	114,385	3,865	(142)	120,929

Operating income (loss)	(2,821)	29,050	466	142	26,837

Non-operating (income) expenses:
Interest expense	5,673	13	35	(3)	5,718
Interest income	(355)	(101)	(34)	3	(487)
Loss from equity affiliate	—	3,307	—	399	3,706
Other (income) expense, net	(7,860)	7,632	198	(11)	(41)

Total non-operating (income) expenses	(2,542)	10,851	199	388	8,896

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(279)	18,199	267	(246)	17,941

Provision for income taxes	2	2,196	649	—	2,847

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(281)	16,003	(382)	(246)	15,094

Discontinued operations:
Income from discontinued operations, net of tax	—	50	—	—	50
Gain on disposal, net of tax	—	682	—	—	682

Income from discontinued operations	—	732	—	—	732

Equity in income (loss) of subsidiaries	16,107	—	—	(16,107)	—

Net income (loss)	$15,826	$16,735	$(382)	$(16,353)	$15,826

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statements of Operations

	2006 Nine Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating revenue	$—	$353,060	$52,189	$(7,722)	$397,527

Operating expenses:
Cost of goods sold	—	33,221	33,602	(5,591)	61,232
Bowling center operating expenses	—	242,527	8,072	(1,531)	249,068
Selling, general and administrative expenses	7,787	19,846	8,821	—	36,454
Asset impairment	—	259	347	—	606
Depreciation and amortization	944	26,361	2,150	(426)	29,029

Total operating expenses	8,731	322,214	52,992	(7,548)	376,389

Operating income (loss)	(8,731)	30,846	(803)	(174)	21,138

Non-operating (income) expenses:
Interest expense	16,633	111	273	(241)	16,776
Interest income	(999)	(249)	(67)	241	(1,074)
Loss from equity affiliate	—	3,307	—	399	3,706
Other (income) expense, net	(18,762)	18,135	(77)	(11)	(715)

Total non-operating (income) expenses	(3,128)	21,304	129	388	18,693

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(5,603)	9,542	(932)	(562)	2,445

Provision for income taxes	73	1,321	789	—	2,183

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(5,676)	8,221	(1,721)	(562)	262

Discontinued operations:
Income from discontinued operations, net of tax	—	194	—	—	194
Loss on disposal, net of tax	—	(637)	—	—	(637)

Loss from discontinued operations	—	(443)	—	—	(443)

Equity in income (loss) of subsidiaries	5,495	—	—	(5,495)	—

Net income (loss)	$(181)	$7,778	$(1,721)	$(6,057)	$(181)

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2007 Nine Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities from continuing operations	$22,790	$34,346	$1,949	$39	$59,124

Cash flows from investing activities:
Purchases of property and equipment	(4)	(32,056)	(610)	—	(32,670)
Proceeds from the sale of:
Property and equipment	—	4,046	3	—	4,049

Net cash used in investing activities from continuing operations	(4)	(28,010)	(607)	—	(28,621)

Cash flows from financing activities:
Payments of long-term debt	(30,442)	(10)	—	—	(30,452)

Net cash used in financing activities from continuing operations	(30,442)	(10)	—	—	(30,452)

Effect of exchange rates on cash	—	—	—	(39)	(39)
Net cash used in operating activities from discontinued operations	—	(246)	—	—	(246)
Net cash provided by investing activities from discontinued operations	—	246	—	—	246

Net increase (decrease) in cash	(7,656)	6,326	1,342	—	12

Cash and cash equivalents at beginning of period	53,650	2,468	1,357	—	57,475

Cash and cash equivalents at end of period	$45,994	$8,794	$2,699	$—	$57,487

Condensed Consolidating Financial Statements

AMF Bowling Worldwide, Inc.

Condensed Consolidating Statement of Cash Flows

	2006 Nine Months
	Worldwide	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities from continuing operations	$(4,502)	$30,166	$1,307	$415	$27,386

Cash flows from investing activities:
Purchases of property and equipment	(976)	(36,167)	(1,717)	600	(38,260)
Proceeds from:
Return of cash from equity affiliate	17,531	—	—	—	17,531
Sale of property and equipment	—	9,525	21	—	9,546

Net cash provided by (used in) investing activities from continuing operations	16,555	(26,642)	(1,696)	600	(11,183)

Cash flows from financing activities:
Payments of long-term debt	(753)	—	—	—	(753)
Payments under capital lease obligations	—	(213)	—	—	(213)

Net cash used in financing activities from continuing operations	(753)	(213)	—	—	(966)

Effect of exchange rates on cash	—	—	—	(1,015)	(1,015)
Net cash used in operating activities from discontinued operations	—	(28)	—	—	(28)
Net cash used in investing activities from discontinued operations	—	(149)	—	—	(149)

Net increase (decrease) in cash	11,300	3,134	(389)	—	14,045

Cash and cash equivalents at beginning of period	39,537	4,045	1,672	—	45,254

Cash and cash equivalents at end of period	$50,837	$7,179	$1,283	$—	$59,299

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents:

This MD&A includes the following:

•	Overview

•	Joint Venture

•	Fiscal Year

•	Accounting for the Joint Venture

•	Merger

•	Consolidated Results

•	2007 Third Quarter compared with 2006 Third Quarter

•	2007 Nine Months compared with 2006 Nine Months

•	Liquidity

•	Capital Resources

•	Asset Sales

•	Capital Expenditures

•	Seasonality and Market Development Cycles

•	Impact of Inflation

•	Critical Accounting Estimates

•	Disclosures Regarding Forward-Looking Statements

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

AMF is the largest operator of bowling centers in the world with 358 centers in operation as of April 1, 2007, and is comprised of 345 centers in the U.S. and 13 bowling centers operating outside the U.S. We have operated our bowling centers under the “AMF” brand for a number of years. We have recently developed a new brand of centers (“300 Centers”), which offer a new entertainment concept with lounge seating in the bowler’s area, enhanced food and beverage offerings and customer service for individuals and group events. We have identified seven centers to remodel, upgrade and operate as 300 Centers, six of which have been completed and re-opened. We are monitoring results and exploring other opportunities to expand the number of 300 Centers. The results of the 300 Centers are not material to the Centers business segment.

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

Fiscal Year

We report on a retail calendar year, with each quarter comprised of one 5-week period and two 4-week periods. Fiscal years 2007 and 2006 have 52 weeks. Third quarters 2007 and 2006 ended on April 1, 2007 and April 2, 2006, respectively.

Accounting for the Joint Venture

Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore we record our share of the income or losses in our investment one quarter in arrears. For the 2007 Nine Months and 2006 Nine Months, we recorded losses from our equity affiliate of $5.6 million and $3.7 million respectively, including amortization of the basis difference between our investment and our share of the Joint Venture’s underlying equity, elimination of intercompany interest and elimination of intercompany profit on purchases.

Our investment was recorded initially at cost and is adjusted for our equity share in net income (loss) and any cash contributions and distributions. There have been no such cash transactions since the formation of the Joint Venture. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture which is amortized as an adjustment to loss from equity affiliate over five years, the useful life of the underlying assets to which the basis difference is attributed. The basis difference as of April 1, 2007 is $4.9 million which will be amortized over the remaining useful life. AMF continues to purchase bowling equipment and supplies from the Joint Venture, and eliminates its share of the intercompany profit. The Joint Venture has a December 31st year end for financial reporting purposes. Audited financial statements for the Joint Venture from January 1, 2006 through December 31, 2006 were filed on AMF’s Form 10-K/A for the year ended July 2, 2006.

Selected financial results of the Joint Venture are as follows:

	December 31, 2006	December 31, 2005
Financial position:
Current assets	$68,453	$64,205
Non-current assets	31,753	37,604

Total assets	100,206	101,809

Current liabilities	30,491	26,829
Non-current liabilities	81,931	66,680

Total liabilities	112,422	93,509

Stockholders’ equity (deficit)	$(12,216)	$8,300

The following definitions are used in this report related to the Joint Venture results of operations:

Period	Referred to as
Results from October 1, 2006 through December 31, 2006	“Three Months Ended 12/31/06”

Results from October 8, 2005 through December 31, 2005	“Three Months Ended 12/31/05”

Results from April 1, 2006 through December 31, 2006	“Nine Months Ended 12/31/06”

Results from October 8, 2005 through December 31, 2005	“Nine Months Ended 12/31/05”

	Three Months Ended 12/31/06	Three Months Ended 12/31/05	Nine Months Ended 12/31/06	Nine Months Ended 12/31/05
Results of Operations:
Revenue	$45,881	$41,297	$135,898	$41,297
Gross Profit	9,313	9,927	35,313	9,927
Net Loss	6,623	5,390	11,135	5,390

Based on a deterioration in the financial results of the Joint Venture during the 2007 Second Quarter, the Company recorded an impairment charge related to our investment in the Joint Venture of $4,587. The amount of the impairment was determined based on a third party valuation at that time.

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

Period	Referred to as
Results from January 1, 2007 through April 1, 2007	“2007 Third Quarter”

Results from January 2, 2006 through April 2, 2006	“2006 Third Quarter”

Results from July 3, 2006 through April 1, 2007	“2007 Nine Months”

Results from July 4, 2005 through April 2, 2006	“2006 Nine Months”

Results from July 3, 2006 through July 1, 2007	“Fiscal Year 2007”

Results from July 4, 2005 through July 2, 2006	“Fiscal Year 2006”

Consolidated Results

(In millions)	2007 Third Quarter	2006 Third Quarter	2007 Nine Months	2006 Nine Months
Operating revenue	$151.7	$147.8	$382.3	$397.5

Operating expenses:
Cost of goods sold	13.0	14.0	33.1	61.2
Bowling center operating expenses	88.7	88.9	254.4	249.1
Selling, general and administrative expenses	10.8	9.2	30.7	36.5
Asset impairment	0.5	—	0.5	0.6
Depreciation and amortization	8.0	8.9	29.4	29.0

Operating income	30.7	26.8	34.2	21.1

Interest expense, net	4.5	5.2	14.8	15.7
Loss on extinguishment of debt	—	—	1.9	—
Loss from equity affiliate	3.1	3.7	5.6	3.7
Impairment of equity method investment	—	—	4.6	—
Other income, net	—	—	—	(0.7)

Income from continuing operations before income taxes	23.1	17.9	7.3	2.4
Provision for income taxes	3.3	2.8	3.4	2.2

Income from continuing operations	19.8	15.1	3.9	0.2

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(0.1)	—	(0.3)	0.2
Gain (loss) on disposal, net of tax	—	0.7	(0.4)	(0.6)

Income (loss) from discontinued operations	(0.1)	0.7	(0.7)	(0.4)

Net income (loss)	$19.7	$15.8	$3.2	$(0.2)

Revenue

Consolidated operating revenue was $151.7 million in the 2007 Third Quarter, an increase of $3.9 million, or 2.6%, compared with the 2006 Third Quarter. The increase is primarily due to increased Centers revenue.

Consolidated operating revenue was $382.3 million in the 2007 Nine Months, a decrease of $15.2 million, or 3.8%, compared with the 2006 Nine Months. A decrease of $32.1 million is attributable to Products no longer being fully consolidated during the 2007 Nine Months and offset by an increase of $16.0 million in Centers revenue.

Cost of Goods Sold and Selling, General and Administrative Expenses

Cost of goods sold and selling, general and administrative expenses increased $0.6 million in the 2007 Third Quarter, primarily due to increased payroll expenses.

Cost of goods sold and selling, general and administrative expenses decreased $33.9 million in the 2007 Nine Months, primarily related to Products no longer being fully consolidated during the 2007 Nine Months.

Asset Impairment

Asset impairments for the 2007 Third Quarter total $0.5 million, representing the difference between the fair market value and carrying value of impaired assets in the U.S.

During the 2007 Nine Months we recorded asset impairments of $0.5 million, representing the difference between the fair market value and carrying value of impaired assets in the U.S. During the 2006 Nine Months we recorded asset impairments of $0.6 million, representing the difference between the fair market value and carrying value of impaired assets in the U.S. primarily related to Products and the impact of transactions related to the formation of the Joint Venture.

Depreciation and Amortization

Depreciation and amortization decreased $0.9 million, or 10.1% in the 2007 Third Quarter compared with 2006 Third Quarter. This decrease is primarily related to more assets being fully depreciated or amortized in the 2007 Third Quarter as compared with the 2006 Third Quarter.

Depreciation and amortization increased $0.4 million, or 1.4% in the 2007 Nine Months compared with 2006 Nine Months. This increase is primarily attributable to an additional expense of $2.0 million in 2007 Nine Months to correct an error in calculating depreciation primarily in Fiscal Year 2006. This increase is offset by a decrease of $1.6 million related to Products no longer being fully consolidated during the 2007 Nine Months.

Provision for Income Taxes

Total tax expense for the 2007 Third Quarter included $3.1 million of state tax expense for continuing operations. The increase in state tax expense from the prior quarter is primarily attributable to book/tax timing differences and the seasonality of the earnings cycle.

The total income tax provision increased to $3.4 million in the 2007 Nine Months from $2.2 million in the 2006 Nine Months primarily due to an increase in state income taxes. Total tax expense for 2007 Nine Months included $2.7 million for state taxes and $0.6 million of tax expenses for various international taxes.

Net Income (Loss)

Net income for the 2007 Third Quarter totaled $19.7 million compared with $15.8 million in the 2006 Third Quarter primarily due to increased bowling revenue and the expense variations discussed above. In the 2007 Third Quarter, our losses from our investment in the joint venture were $0.6 million lower as compared to 2006 Third Quarter. Additionally, interest expense was $0.7 million lower in Third Quarter 2007 as compared to Third Quarter 2006.

Net income (loss) for the 2007 Nine Months totaled $3.2 million compared with $(0.2) million for the 2006 Nine Months. During the 2007 Nine Months, bowling revenue increased from the 2006 Nine Months by $16.0 million partially offset by $5.3 million higher bowling center operating expenses. In the 2007 Nine Months, we recorded an impairment charge of $4.6 million related to our investment in the Joint Venture. Additionally, we recorded a $1.9 million loss on the extinguishment of debt related to the voluntary $30 million term loan payment, recognized an additional benefit of $0.7 million in 2007 Nine Months to correct an error in calculating insurance liabilities in prior years and recorded additional depreciation expense of $2.0 million as discussed above.

Comprehensive Income (Loss)

Comprehensive income for the 2007 Third Quarter totaled $18.8 million, an increase of $2.7 million, compared with comprehensive income of $16.1 million in the 2006 Third Quarter. The increase was attributable to an increase in net income of $3.9 million offset by the change in foreign currency translation compared to the 2006 Third Quarter.

Comprehensive income for the 2007 Nine Months totaled $1.3 million, an increase of $1.4 million, compared with a comprehensive loss of $(0.1) million for the 2006 Nine Months. The increase was primarily attributable to an increase in net income of $3.4 million offset by the change in foreign currency translation compared to 2006 Nine Months.

Centers

Centers results reflect the operations of our bowling centers located in the U.S. and internationally.

(In millions)	2007 Third Quarter	2006 Third Quarter	2007 Nine Months	2006 Nine Months
Operating revenue	$150.8	$147.1	$380.0	$364.0

Operating expenses:
Cost of goods sold	13.0	13.7	33.1	34.3
Bowling center operating expenses	88.7	88.9	254.4	249.1
Selling, general, and administrative expenses	7.5	6.1	22.1	21.2
Asset impairment	0.5	—	0.5	0.3
Depreciation and amortization	8.1	8.8	29.3	27.0

Operating income	$33.0	$29.6	$40.6	$32.1

The three principal sources of revenue and the percentage of each to total revenue are presented below:

	2007 Nine Months	2006 Nine Months
Revenue:
Bowling	56.6%	57.5%
Food and beverage	28.9%	28.1%
Ancillary sources	14.5%	14.4%

2007 Third Quarter compared with 2006 Third Quarter

Centers operating revenue for the 2007 Third Quarter increased $3.7 million, or 2.5%, as compared with the 2006 Third Quarter. Constant Centers (defined as all U.S. and Mexico centers that have been in operation more than fifteen months) revenue increased $5.3 million, or 3.7%. Open play revenue reflected growth as a result of increased traffic and more than offset declines in league revenue. This growth in open play contributed to the increases in food, beverage and shoe revenue. Partially offsetting this increase was a decrease in revenue of $1.7 million attributable to the closure of nine bowling centers since July 3, 2005.

Centers operating expenses decreased $0.2 million, or 0.2% in 2007 Third Quarter as compared to 2006 Third Quarter. Closed center operating expenses were $1.7 million lower, partially offset by a $1.6 million increase in Constant Centers operating expenses, primarily the result of a 3.2% increase in payroll expenses. As a percentage of revenue, Centers operating expenses were 58.8% for the 2007 Third Quarter and 60.4% for the 2006 Third Quarter.

Centers selling, general and administrative expenses increased $1.4 million, or 23.0% in 2007 Third Quarter as compared to 2006 Third Quarter. This increase was primarily due to increases in U.S. support center and operations management payroll expenses.

Operating income was $33.0 million in the 2007 Third Quarter versus operating income of $29.6 million in the 2006 Third Quarter, an increase of $3.4 million. This increase was primarily due to increases in revenue offset by increases in operating and selling, general and administrative expenses as discussed above.

2007 Nine Months compared with 2006 Nine Months

Centers operating revenue for the 2007 Nine Months increased $16.0 million, or 4.4%, as compared with the 2006 Nine Months. Constant Centers revenue increased $20.5 million, or 5.8%. Open play revenue reflected growth as a result of increased traffic and more than offset declines in league revenue. This growth in open play contributed to the increases in food, beverage and shoe revenue. Partially offsetting this increase was a decrease in revenue of $4.8 million attributable to the closure of nine bowling centers since July 3, 2005.

Centers operating expenses increased $5.3 million, or 2.1% in 2007 Third Quarter as compared to 2006 Third Quarter. This increase was primarily due to increases in Constant Centers operating expenses of $7.8 million, or 3.2%, primarily the result of a 4.9% increase in payroll expenses. Also contributing to this increase was an increase in utility costs earlier in the year. Partially offsetting these increases was a decrease in expenses of $4.4 million due to closed bowling centers. Additionally, we recorded a benefit of $0.7 million in 2007 First Quarter to correct an error in calculating insurance liabilities in prior years. As a percentage of revenue, Centers operating expenses were 66.9% for the 2007 Nine Months and 68.8% for the 2006 Nine Months.

Depreciation and amortization increased $2.3 million, or 8.5%, attributable to current year additions and an additional expense of $2.0 million in 2007 First Quarter to correct an error in calculating depreciation.

Centers selling, general and administrative expenses increased $0.9 million, or 4.2%. This increase was primarily due to increases in U.S. support center and operations management payroll expenses.

Operating income was $40.6 million in the 2007 Nine Months versus operating income of $32.1 million in the 2006 Nine Months, an increase of $8.5 million. This increase is primarily due to increases in revenue offset by increases in operating and selling, general and administrative expenses and depreciation and amortization expense as discussed above.

Holdings

Beginning October 8, 2005, Holdings consists of our investment in the Joint Venture and ownership of UK BPO, a service company for the exclusive benefit of the Joint Venture. The operations of UK BPO are not material. Our investment in the Joint Venture is accounted for using the equity method of accounting. We receive financial information from the Joint Venture on a delayed basis and therefore record our share of the income or losses of our investment approximately one quarter in arrears. In this report, we recorded losses from our equity affiliate of $5.6 million including amortization of the investment and elimination of intercompany profit on purchases as Centers continue to purchase from the Joint Venture.

Our investment was recorded initially at cost, and subsequently adjusted for our equity share in net income (loss) and any cash contributions and distributions. At the time of formation, there was a difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets of the Joint Venture which is amortized as an adjustment and included in net income (loss) of the Joint Venture over 5 years. The basis difference as of April 1, 2007 is $4.9 million which will be amortized over the remaining useful life. Centers continues to purchase from the Joint Venture, and eliminates its share of the intercompany profit.

Selected financial results of the Joint Venture are as follows:

	Three Months Ended 12/31/06	Three Months Ended 12/31/05	Nine Months Ended 12/31/06	Nine Months Ended 12/31/05
Results of Operations:
Revenue	$45,881	$41,297	$135,898	$41,297
Gross Profit	9,313	9,927	35,313	9,927
Net Loss	6,623	5,390	11,135	5,390

Based on a deterioration in the financial results of the Joint Venture during the 2007 Second Quarter, the Company recorded an impairment charge related to our investment in the Joint Venture of $4,587 because we determined the impairment was other than temporary. The amount of the impairment was determined based on a third party valuation.

Liquidity

As of April 1, 2007, we had $47.2 million in principal outstanding under our Credit Agreement. No borrowings were outstanding under the Revolver as of the end of the 2007 Nine Months and outstanding standby letters of credit issued under the Revolver totaled $17.9 million, leaving $22.1 million available for additional borrowings or letters of credit.

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

Both the Credit Agreement and our indenture dated February 27, 2004 relating to our Subordinated Notes (the “Indenture”) contain certain restrictive covenants, including covenants requiring the achievement of certain financial covenants and maximum levels of capital expenditures. We are in compliance with the covenants as of April 1, 2007.

As of April 1, 2007, working capital was $5.6 million compared with working capital of $16.0 million at July 2, 2006. This change was primarily attributable to the use of cash for a voluntary $30 million payment on the Term Loan during 2007 Second Quarter.

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

In May 2007, the Company received a financing commitment from Credit Suisse Securities (USA) LLC to refinance its existing indebtedness. The refinancing is expected to consist of a $270 million first-lien credit facility, consisting of a $60 million revolving loan facility and a $210.0 million six-year term loan and a $105.0 million six and a half year second-lien credit facility. The net proceeds are planned to be used to repay existing indebtedness, related prepayment fees, provide for a dividend and growth capital to support the Company’s business plan. The Company expects the refinancing to close during June 2007. Since all of the terms of the credit facilities are currently under negotiation, there can be no assurance that the final terms of the credit facilities will be as described above.

Operating Cash Flow

(In millions)	2007 Nine Months	2006 Nine Months
Cash flows from operating activities:
Before changes in operating assets and liabilities	$42.9	$32.9
Loss on extinguishment of debt	1.9	—
Working capital	13.6	(5.9)
Discontinued operations loss	0.7	0.4

Total	$59.1	$27.4

Net cash provided by operating activities was $59.1 million in the 2007 Nine Months compared with net cash provided by operating activities of $27.4 million in the 2006 Nine Months, an increase of $31.7 million. The increase is the result of the increase in income from continuing operations. Additionally, Products is included in the 2006 Nine Months results and had more significant working capital requirements compared with Centers.

Investing

(In millions)	2007 Nine Months	2006 Nine Months
Cash flows from investing activities:
Purchases of property and equipment	$(32.7)	$(38.3)
Return of cash from equity affiliate	—	17.5
Proceeds from the sale of property and equipment	4.1	9.6

Total	$(28.6)	$(11.2)

Net cash used in investing activities was $28.6 million in the 2007 Nine Months compared with $11.2 million in the 2006 Nine Months. During 2006 Nine Months we received $17.5 million return of cash from the Joint Venture at the completion of that transaction and an additional $9.6 million for the sale of Billiards and six excess properties and other assets. Purchases of capital expenditures were lower in 2007 Nine Months compared to last year. This is a result of timing as opposed to any change in spending trends.

Financing

(In millions)	2007 Nine Months	2006 Nine Months
Cash flows from financing activities:
Repayments of debt, net	$(30.5)	$(0.8)
Payments under capital lease obligations	—	(0.2)

Total	$(30.5)	$(1.0)

Net cash used in financing activities was $30.5 million in the 2007 Nine Months compared with $1.0 million in the 2006 Nine Months. During 2007 Nine Months, we made two voluntary payments on the Term Loan totaling $30 million. During 2006 Nine Months we made the scheduled terms payments. The final capital lease expired in June 2006 and we no longer have any capital lease obligations. We continue to hold a mortgage for one center.

Capital Resources

The following table shows our debt balances:

(In millions)	April 1, 2007	July 2, 2006
Term Loan	$47.2	$77.6
Subordinated Notes, 10%, due 2010	123.9	123.9
Revolver	—	—
Mortgage note	2.0	2.0

Total debt	$173.1	$203.5

As of the end of the 2007 Nine Months, we had approximately $22.1 million available for borrowing under the Revolver, with no amounts outstanding and approximately $17.9 million of issued but undrawn standby letters of credit. The Revolver continues to be available for our working capital and general corporate needs, subject to customary borrowing conditions. In addition, the Second Amendment provides us with the ability to add a synthetic letter of credit.

Both the Credit Agreement and the Indenture contain certain restrictive covenants, including requiring the Company to achieve certain financial covenants and limiting capital expenditures. We are in compliance with the covenants as of April 1, 2007. Although we expect to be in compliance, there can be no assurance that we will continue to be in compliance with these covenants.

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

(In millions)	2007 Third Quarter	2006 Third Quarter	2007 Nine Months	2006 Nine Months
U.S. – Asset Sales
Proceeds	$0.5	$2.0	$4.0	$3.8
Gain (loss), net	0.4	—	0.5	0.3

International – Asset Sales
Proceeds	—	—	—	2.0
Gain, net	—	—	—	0.2

During the 2007 Third Quarter, we sold the land and buildings associated with one center in the U.S. for net proceeds of $0.5 million and a net gain of $0.5 million. During the 2006 Third Quarter, we sold the land and buildings associated with three centers in the U.S. for net proceeds of $1.9 million.

For the 2007 Nine Months, we sold the land and buildings associated with five closed centers in the U.S. for net proceeds of $4.0 million and net gains of $0.4 million. During 2006 Nine Months, we sold the land and buildings associated with five centers in the U.S. for net proceeds of $3.4 million and net gains of $0.4 million. In addition, we received net proceeds of $2.0 million and gains of $0.2 million related to the sale of one international center.

Capital Expenditures

(In millions)	2007 Nine Months	2006 Nine Months
Centers	$32.7	$36.8
Products	—	1.1
Holdings	—	—
Corporate	—	1.0
Eliminations	—	(0.6)

Total	$32.7	$38.3

Capital expenditures decreased $5.6 million in the 2007 Nine Months compared to the 2006 Nine Months primarily due to the timing of projects. We continue to invest in our high potential centers as well as our conversions to 300 Centers.

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

Impact of Inflation

We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the 2007 Nine Months.

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these risks through normal operating and financing activities and we consider the use of interest rate cap agreements and exchange contracts. At April 1, 2007, no interest rate cap agreements or exchange contracts were outstanding. Management periodically reviews its exposure to changes in interest rates and may enter into an interest rate cap agreement as it deems appropriate. Foreign currency exchange rates also impact the translation of operating results from the international operations.

Management believes that the foregoing risks are lessened with respect to our on-going Centers business in the future but they will continue to be applicable to the operations of the Joint Venture.

From time to time we use interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under the Credit Agreement. While we are exposed to credit risk in the event of non-performance by the counterparties to the interest rate swap agreements, in all cases such counterparties are highly-rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We estimate that a 100 basis point increase in our average variable interest rate would result in additional interest expense totaling approximately $0.5 million.

The following table provides information about our fixed and variable-rate debt at April 1, 2007, weighted average interest rates and respective maturity dates (in millions).

Maturity Date	Fixed Rate Debt	Weighted Average Interest Rate	Variable Rate Debt	Weighted Average Interest Rate
March 1, 2010	$123.9	10.00%	—	—
August 27, 2009	—	—	$47.2	8.37%

The fair value of the Term Loan and the Subordinated Notes at April 1, 2007 was approximately $47.2 million and $129.5 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

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

Date: May 15, 2007

/s/ William A. McDonnell
William A. McDonnell
Vice President and Chief Financial Officer